Form 10-Q
period 2014-06-30
VITAL THERAPIES INC
filed 2014-08-07
CIK 1280776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of the close of business on August 1, 2014:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	21,790,745

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$90,840	$38,186
Restricted cash	1,234	963
Deferred financing costs	—	3,506
Other current assets and prepaid expenses	1,415	1,200

Total current assets	93,489	43,855
Property and equipment, net	3,264	2,467
Other assets	263	263

Total assets	$97,016	$46,585

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,461	$1,224
Accrued expenses	5,806	3,253
Other current liabilities	294	369
Future purchase rights liabilities	—	2,600

Total current liabilities	7,561	7,446

Other long-term liabilities	292	321

Commitments and contingencies
Convertible preferred stock (Junior); $0.0001 par value, no shares and 3,501,401 designated at June 30, 2014 and December 31, 2013, respectively; no shares and 3,501,400 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	1,359
Redeemable convertible preferred stock (Senior); $0.0001 par value, no shares and 17,000,000 designated at June 30, 2014 and December 31, 2013, respectively; no shares and 10,212,007 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	82,116

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 and 25,000,000 (4,498,599 undesignated) authorized at June 30, 2014 and December 31, 2013, respectively; no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value; 130,000,000 and 29,250,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 21,790,745 and 606,238 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	—
Additional paid-in capital	213,146	58,413
Accumulated other comprehensive income	95	96
Accumulated deficit	(124,080)	(103,166)

Total stockholders’ equity (deficit)	89,163	(44,657)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$97,016	$46,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$9,125	$4,538	$18,345	$7,970
General and administrative	2,513	2,525	5,170	4,019

Total operating expenses	11,638	7,063	23,515	11,989

Loss from operations	(11,638)	(7,063)	(23,515)	(11,989)

Other income (expense):
Interest income	4	1	7	3
Other expense, net	(5)	(4)	(7)	(4)
Revaluation of future purchase rights liabilities	1,472	922	2,600	(3,512)

Total other income (expense)	1,471	919	2,600	(3,513)

Net loss	(10,167)	(6,144)	(20,915)	(15,502)
Amortization of deemed dividend	(4,722)	(8)	(4,744)	(11)
Accretion to redemption value of redeemable convertible preferred stock	(1,362)	(1,115)	(4,410)	(2,085)

Net loss attributable to common stockholders	$(16,251)	$(7,267)	$(30,069)	$(17,598)

Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(14.33)	$(3.24)	$(36.12)

Weighted-average common shares outstanding, basic and diluted	17,888,171	507,055	9,273,672	487,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(10,167)	$(6,144)	$(20,915)	$(15,502)
Other comprehensive income:
Foreign currency translation	—	3	(1)	6

Total comprehensive loss	$(10,167)	$(6,141)	$(20,916)	$(15,496)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(20,915)	$(15,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543	337
Stock-based compensation	1,108	299
Revaluation of future purchase rights liabilities	(2,600)	3,512
Other	(52)	(20)
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(215)	(454)
Accounts payable	337	226
Accrued expenses	2,552	1,193

Net cash used in operating activities	(19,242)	(10,409)

Cash flows from investing activities:
Purchases of short-term investments	—	(2,999)
Sales of short-term investments	—	11,999
Increase in restricted cash	(271)	(286)
Purchases of property and equipment	(1,045)	(558)

Net cash (used in) provided by investing activities	(1,316)	8,156

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	55,046	(247)
Proceeds from issuance of preferred stock, net of issuance costs	18,167	34,097
Proceeds from exercise of stock options	—	84
Proceeds from early exercise of stock options	—	279

Net cash provided by financing activities	73,213	34,213

Effect of exchange rate changes on cash and cash equivalents	(1)	2

Net change in cash and cash equivalents	52,654	31,962
Cash and cash equivalents, beginning of period	38,186	4,477

Cash and cash equivalents, end of period	$90,840	$36,439

Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment included in liabilities	$294	$363

Deferred financing costs included in liabilities	$—	$889

Conversion of preferred stock to common stock	$110,796	$—

Release of stock option early exercise repurchase liability	$52	$—

Valuation of future purchase rights upon issuance	$—	$894

Beneficial conversion underlying the senior preferred stock	$—	$673

Accretion to redemption value of redeemable convertible preferred stock	$4,410	$2,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Financial Statements

Description of Business

We began operations as a California corporation on May 23, 2003 through the acquisition of the assets and business of VitaGen, Inc. and in June 2003 changed our name to Vital Therapies, Inc. In January 2004, we were re-incorporated in Delaware. We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of all forms of acute liver failure. Our product candidate, currently in Phase 3 clinical trials, the ELAD® System or ELAD, is an extracorporeal human cell-based bio-artificial liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not realized revenues from our planned principal operations. Our business, operating results, financial condition, and growth prospects are subject to significant risks and uncertainties, including failing to obtain regulatory approval to commercialize and failing to secure additional funding to complete development of and to commercialize our product. Our headquarters are located in San Diego, California.

Unaudited Interim Financial Information

The results for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our final prospectus filed with the Securities and Exchange Commission, or the SEC, on April 17, 2014 relating to our Registration Statement on Form S-1 (File No. 333-191711) for our initial public offering, or IPO.

Basis of Presentation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated balance sheet as of December 31, 2013 included in this report has been derived from the audited consolidated financial statements included in the Form S-1. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

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

We previously were classified as a “development stage entity” under GAAP and, as such, were required to present inception-to-date information in our statements of operations, comprehensive loss, stockholders’ equity, and cash flows. In June 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the concept of a development stage entity from GAAP and removes the related incremental reporting requirements, which we elected to early adopt. See Note 2 for additional information on this new standard. Accordingly, in contrast to our financial statements included in our final prospectus filed with the SEC and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, the condensed consolidated financial statements contained in this report do not include inception-to-date information.

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

Restricted Cash

Restricted cash relates to amounts reserved for various clinical trial obligations and lease arrangements at June 30, 2014 and December 31, 2013, as well as for certain provisions of the junior preferred stock agreement at December 31, 2013.

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

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Our Level 3 liabilities consisted of future purchase rights liabilities during the periods presented. We had no Level 3 assets in any period presented. Upon the completion of our IPO in April 2014, the future purchase rights liabilities terminated. See “Future Purchase Rights Liabilities” below.

The carrying value of cash and cash equivalents, restricted cash, other current assets and prepaid expenses, accounts payable, and accrued expenses approximate fair value due to the short period of time to maturity.

Deferred Financing Costs

Deferred financing costs represent direct costs associated with the issuance of our corporate securities. Direct costs include, but are not limited to, the legal, accounting and printing costs. Indirect costs associated with the future issuance of corporate securities are expensed as incurred. The deferred financing costs were offset against the proceeds from our IPO in April 2014.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not recognized any impairment losses through June 30, 2014.

Redeemable Convertible Preferred Stock

Our junior convertible and senior redeemable convertible preferred stock were classified as mezzanine equity instead of a component of stockholders’ deficit in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities, as the preferred stock was conditionally redeemable at the holder’s option or upon certain change in control events that are outside our control, including liquidation, sale, or transfer of control of the company. In conjunction with our IPO in April 2014, all shares of our junior convertible and senior redeemable convertible preferred stock were converted to common stock.

Future Purchase Rights Liabilities

Our future purchase rights liabilities were initially recorded at their estimated fair value on the date of issuance as a discount on the underlying preferred stock and were re-measured to reflect changes in the estimated fair value at each reporting date, with any decrease or increase in the estimated fair value being recorded as other income or expense, respectively. The fair value of these liabilities was estimated using a binomial lattice model that was based on the characteristics of the common and preferred stock on the valuation date, probabilities related to our operations and clinical development, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. Changes in the fair value of the future purchase rights fluctuated in conjunction with increases or decreases in the implied fair value of our common stock, and the number of preferred and common shares and future purchase rights outstanding relative to our enterprise value at each reporting date. In April 2014, the remaining future purchase rights terminated upon the conversion of all senior preferred stock to common stock in conjunction with our IPO with the remaining balance of the future purchase rights liabilities recorded as other income in our statement of operations for the period.

Research and Development

Research and development costs consist primarily of employee-related expenses, costs incurred for clinical trial sites, contractors and contract research organizations engaged in the development of the ELAD System, expenses associated with obtaining regulatory approvals, and the cost of acquiring and manufacturing clinical trial materials. All research and development costs are expensed as incurred.

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

The fair value of options granted to consultants is estimated using the BSM option pricing model and is re-measured at each reporting date with changes in fair value recognized as expense in the consolidated statements of operations.

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

Expected Volatility

The expected stock price volatility for our common stock is estimated based on volatilities of a peer group of similar companies by taking the average historic price volatility for these peers for a period equivalent to the expected term of the stock option grants. The peer group was developed based on companies in the biotechnology industry whose shares are publicly-traded. We do not use our average historic price volatility as we have only been a publicly-traded company since April 2014.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources and has been reflected as a separate component of stockholders’ equity (deficit) in the accompanying condensed consolidated balance sheets.

Foreign Currency Translation and Transactions

The functional currencies of our subsidiaries in the United Kingdom and China are the local currencies. Assets and liabilities of the subsidiaries are translated at the rate of exchange at the balance sheet date. Expenses are translated at the average rate of exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in the results of operations, which to date, have not been significant.

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

We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2014 and December 31, 2013, we maintained a full valuation allowance against our entire balance of deferred tax assets.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares that have been issued upon the early exercise of stock options and are subject to future vesting, which was a total of 34,801 shares as of June 30, 2014. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of common stock, and options outstanding under our stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities, which are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	As of June 30,
	2014	2013
Redeemable convertible preferred stock	—	11,313,370
Options to purchase common stock	3,174,470	2,672,904
Warrants to purchase common stock	250,646	250,646

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-10, “Development Stage Entities (Topic 915)—Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which eliminates the concept of a development stage entity in its entirety from current accounting guidance and provides for certain amendments to the consolidation guidance in Topic 810 in the Accounting Standards Codification, or ASC. Prior to the issuance of this guidance, we were considered a development stage entity and as a result we included certain inception-to-date disclosures in our financial statements. The guidance related to the elimination of the concept of a development stage entity is effective for public companies for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment of the consolidation guidance in Topic 810 is effective for public companies for annual reporting periods beginning after December 15, 2015. Early adoption of the new standard is permitted. ASU No. 2014-10 was adopted by us during the quarter ended June 30, 2014. As such, all inception-to-date disclosures have been removed from these condensed consolidated financial statements.

3. Other Financial Information

Property and Equipment

Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	June 30, 2014	December 31, 2013
Manufacturing and laboratory equipment	$3,995	$3,229
Office furniture and equipment	113	112
Clinical equipment	2,111	1,606
Computer equipment and software	132	122
Leasehold improvements	3,211	2,830
Construction in progress	—	323

	9,562	8,222
Less: accumulated depreciation and amortization	(6,298)	(5,755)

Total	$3,264	$2,467

Depreciation and amortization expense was $246,000 and $174,000 for the three months ended June 30, 2014 and 2013, respectively, and $543,000 and $337,000, for the six months ended June 30, 2014 and 2013, respectively.

Accrued Expenses

Accrued expenses consist of (in thousands):

	June 30, 2014	December 31, 2013
Accrued clinical and related costs	$4,421	$2,067
Accrued financing costs	—	496
Accrued compensation and related taxes	1,238	512
Accrued other	147	178

Total	$5,806	$3,253

4. Commitments and Contingencies

Operating Leases

We lease office, manufacturing and research and development facilities, and equipment under various non-cancellable operating lease agreements through 2017. Facility leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes and routine maintenance. Total rent expense under our operating leases was $210,000 and $149,000 for the three months ended June 30, 2014 and 2013, respectively, and $393,000 and $288,000 for the six months ended June 30, 2014 and 2013, respectively.

We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line expense as deferred rent. Current and long-term deferred rent totaled $119,000 and $292,000 at June 30, 2014, and $142,000 and $321,000 at December 31, 2013, respectively.

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

5. Fair Value

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$88,217	$88,217	$—	$—

	Fair Value Measurement at December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$37,158	$37,158	$—	$—

Liabilities
Future purchase rights	$2,600	$—	$—	$2,600

We report the change in fair value during each period as a nonoperating gain or loss. There were no transfers between Level 1, Level 2 or Level 3 for our assets or liabilities during the six months ended June 30, 2014.

The following table summarizes the changes in Level 3 future purchase rights liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014 (in thousands):

Fair Value of Future Purchase Rights Liabilities
Balance at January 1, 2014	$2,600
Revaluation of future purchase rights	(2,600)

Balance at June 30, 2014	$—

We valued the future purchase rights liabilities as of December 31, 2013, using a binomial lattice option pricing model with the following assumptions:

December 31, 2013
Common stock fair value	$5.93
Preferred stock price	$8.00
Volatility	85.0%
Risk-free interest rate	0.38%
Contractual life (years)	2.08
Number of nodes	25
Dividend yield	0.0%

6. Redeemable Convertible Preferred Stock

Junior Convertible Preferred Stock

In February 2012, we entered into a securities purchase agreement for the sale of junior convertible preferred stock. The junior preferred stock financing totaled $1.5 million of convertible, but not redeemable, preferred stock at approximately $0.43 a share, for an aggregate of 3,501,400 shares, to which we received net proceeds of $1.3 million. In conjunction with the completion of our IPO in April 2014, all shares of our junior convertible preferred stock were converted into common stock on a one-to-one basis and the remaining unamortized issuance costs were recognized as accretion to redemption value of the convertible preferred stock in the statement of operations.

Senior Redeemable Convertible Preferred Stock

In September 2012, we entered into a senior preferred stock purchase agreement (as amended in December 2013, the Senior Preferred Purchase Agreement) that authorized the multi-stage issuance of shares of our senior redeemable convertible preferred stock for $8.00 per share. As of December 31, 2013, we had issued 10,212,007 shares of senior redeemable convertible preferred stock under the Senior Preferred Purchase Agreement.

Pursuant to the Senior Preferred Stock Purchase Agreement, in January 2014 we issued an additional 555,000 shares of senior redeemable convertible preferred stock for proceeds of $4.3 million, net of issuance costs of $135,000. Also in January 2014, we completed the sale of 1.5 million shares of our senior redeemable convertible preferred stock at a price of $8.00 per share in a private placement to new investors for proceeds of $12.0 million, net of issuance costs of $31,000.

In February 2014, we completed a pre-emptive rights offering, triggered by the private placement to new investors in January 2014, for 241,016 shares of our senior redeemable convertible preferred stock at a price of $8.00 per share for proceeds of $1.9 million, net of issuance costs of $35,000.

In conjunction with the completion of our IPO on April 2014, all the outstanding shares of our senior redeemable convertible preferred stock were converted into common stock on a one-to-one basis and the remaining unamortized discounts and issuance costs were recognized as a deemed dividend and accretion to redemption value of the redeemable convertible preferred stock, respectively, in the statement of operations.

Future Purchase Rights/Beneficial Conversion Amounts

Pursuant to the Senior Preferred Purchase Agreement, we granted the investors in the senior preferred stock financing the right, subject to the satisfaction of certain conditions, to purchase additional shares of senior preferred stock for a purchase price of $8.00 per share at multiple subsequent closings in accordance with a schedule provided in the Senior Preferred Purchase Agreement. These future purchase rights were legally detachable from the underlying senior preferred stock and, as a result, were considered freestanding instruments accounted for separately from the senior preferred stock as a liability.

In addition, as the fair value received for certain shares of senior preferred stock sold during the year ended December 31, 2013 was less than the fair of our common stock on the date of issuance, we recorded beneficial conversion amounts associated with the rights of the holders of such preferred stock to convert their preferred stock to common stock. These beneficial conversion amounts were recorded as an offset to additional paid-in capital and were being amortized as a deemed dividend over the redemption period using an effective interest rate method.

All remaining future purchase rights associated with our preferred stock were terminated and the remaining unamortized beneficial conversion balance was recognized as a reduction to equity at the effective date of our IPO. We recognized a deemed dividend of $883,000 and $905,000 for the three and six months ended June 30, 2014, respectively, and $8,000 and $11,000 for the three and six month periods ended June 30, 2013, respectively.

Warrants

Warrants outstanding and exercisable for 250,646 shares of common stock as of June 30, 2014 have a weighted-average exercise price of $95.21 and expire between February 2016 and September 2019.

7. Common Stock

In April 2014, we completed an IPO selling 4,500,000 shares of our common stock at $12.00 per share and received net proceeds of $50.2 million after underwriters’ discounts and commissions. In addition, we incurred $5.8 million in offering expenses, resulting in total costs of $9.6 million and net offering proceeds to us of $44.4 million. In May 2014, the underwriters exercised their option to purchase an additional 675,000 shares of our common stock at $12.00 per share in full. As a result, we received an additional $7.5 million in net proceeds after underwriters’ discounts and commissions of $567,000 for total net proceeds of $51.9 million from the IPO.

In connection with our IPO, we filed an amended and restated certificate of incorporation to authorize 150,000,000 shares of capital stock, consisting of 20,000,000 shares of preferred stock and 130,000,000 shares of common stock.

Stock Reserved for Future Issuance

Shares reserved for future issuance at June 30, 2014 are as follows:

Number of Shares
Common stock warrants	250,646
Common stock options outstanding	3,174,470
Common stock options available for future grant	552,067

Total common shares reserved for future issuance	3,977,183

8. Stock Compensation Plans

Equity Incentive Plans

Our 2012 Stock Option Plan, or the 2012 Plan, provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights, and performance awards to employees, directors, and consultants. Option grants under the 2012 Plan generally have a ten-year term, vest over four years and are exercisable immediately, subject to a repurchase right that lapses as the option vests. As of June 30, 2014, options for 139,071 shares of our common stock had been exercised under the 2012 Plan, of which 34,801 shares were unvested and subject to repurchase. As of June 30, 2014, we have not repurchased any shares related to these early exercises for which our repurchase liability was $175,000.

Our 2014 Equity Incentive Plan, or the 2014 Plan, became effective on the close of the IPO and replaces the 2012 Plan with respect to future awards. The 2014 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units to employees, directors, and consultants. Option grants under the 2014 Plan generally have a ten-year term and vest over four years. Shares available for grant under the 2014 Plan include any shares remaining available or becoming available in the future under the 2012 Plan due to cancellation or forfeiture. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder beginning upon the effective date of our IPO, and on each annual anniversary of the effective date of the IPO, equal to the lower of:

•	1,200,000 shares of our common stock;

•	3% of the outstanding shares of our common stock on the second-to-the-last day prior to each anniversary date of the effectiveness of our IPO; or

•	an amount as our board of directors may determine.

As of June 30, 2014, the aggregate number of shares that may be issued under the 2012 and 2014 Plans is 3,726,537.

The following table summarizes employee and nonemployee stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	3,098,573	$6.71
Granted	121,863	$10.22
Forfeited	(45,966)	$8.46

Outstanding as of June 30, 2014	3,174,470	$6.61	8.40	$65,478,696

Options vested and expected to vest as of June 30, 2014	3,167,516	$6.61	8.40	$65,339,393

Options exercisable as of June 30, 2014	3,123,795	$6.52	8.37	$64,731,240

Stock-based Compensation Expense

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2014 and 2013 was $7.05 and $4.92, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and nonemployees:

	Six Months Ended June 30,
	2014	2013
Employees:
Risk-free interest rate	1.60% - 1.83%	0.8%
Expected dividend yield	0%	0%
Expected volatility	81% - 85%	100%
Expected term of options (years)	6	5
Fair value of common stock	$7.55 - $12.49	$6.82 - $6.85

Nonemployees:
Risk-free interest rate	0.12% - 1.13%	0.16% - 0.58%
Expected dividend yield	0%	0%
Expected volatility	76% - 85%	100%
Expected term of options (years)	1 - 4	1 - 4
Fair value of common stock	$11.31 - $27.24	$6.82 - $6.85

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

Total stock-based compensation expense for employee and nonemployee stock awards to employees and nonemployees recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employees:
Research and development	$174	$40	$323	$57
General and administrative	209	118	404	166

Total	$383	$158	$727	$223

Nonemployees:
Research and development	$275	$35	$360	$70
General and administrative	16	1	21	6

Total	$291	$36	$381	$76

As of June 30, 2014, there was $4.5 million of total compensation cost related to unvested stock option awards not yet recognized, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission (SEC) on April 17, 2014, relating to our Registration Statement on Form S-1 (File No. 333-191711) for our initial public offering. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Vital Therapies” refer to Vital Therapies, Inc. and its subsidiaries.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of federal securities laws. Forward-looking statements, many of which are beyond our control, are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing biologics and devices that are safe and effective for use as human therapeutics products. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

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

The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A—Risk Factors” and the differences may be material. These risk factors include, but are not limited to: the initiation, cost and timing of our clinical programs for the ELAD System; the timing of, and our ability to obtain and maintain regulatory approvals for the ELAD System; the performance of third parties in connection with the development of the ELAD System including, but not limited to, third parties involved in our clinical trials and third-party suppliers; our ability to reliably manufacture ELAD cartridges and ELAD bedside units in sufficient quantities and in compliance with regulatory requirements for clinical trials and commercialization; regulatory developments in the U.S. and foreign countries; our ability to obtain funding for our operations; and our ability to achieve and maintain effective internal control over financial reporting.

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

We are currently enrolling patients in one Phase 3 clinical trial, have regulatory allowance and five sites open for enrollment in a second Phase 3 trial, and also have initiated a Phase 2 clinical trial, each in forms of acute liver failure. In March 2013, we initiated VTI-208, a Phase 3 randomized, controlled clinical trial in 200 subjects with alcohol-induced liver decompensation, or AILD. As of August 5, 2014, 138 subjects had been enrolled in this trial and 49 clinical sites were open for enrollment. In addition, we have obtained regulatory allowance in the United States, United Kingdom, Spain and Australia to begin enrolling patients in our second Phase 3 randomized, controlled clinical trial, VTI-210, in subjects with severe acute alcoholic hepatitis, or AAH. We recently requested regulatory guidance from the Scientific Advice Working Party (SAWP) of the European Medicines Agency (EMA) on VTI-210 and, based on the response, we are modifying the trial protocol to stratify subjects into groups based on AAH diagnosis either by biopsy or by clinical grounds without biopsy, and are modifying the statistical plan to allow for an event-driven clinical design with a minimum of 150 subjects. We expect the enrollment of subjects in the modified VTI-210 protocol to begin in the second half of 2014 and as of August 5, 2014, five clinical sites were open for enrollment. Finally, we have enrolled our first patient in VTI-212, a single-arm clinical trial, which is being modified to enroll 40 subjects with fulminant hepatic failure, or FHF, and surgery-induced acute liver failure, or SILF.

Vital Therapies, Inc. was formed in May 2003 to acquire the assets of VitaGen (formerly Hepatix) in a bankruptcy proceeding. Our predecessor companies developed the ELAD System, completing two pilot trials in acute liver failure and two randomized, controlled Phase 1 and Phase 2 trials in FHF, but failed to attract funds sufficient to continue development of the ELAD system. Beginning in June 2003, we refocused the company to pursue regulatory approval and commercialization of the ELAD System in China. In 2007, we completed a pivotal trial in acute liver failure in subjects with viral hepatitis in China, and we submitted an application for marketing in China. Our application is still under review in China; however, we do not expect approval in China until we have approval in the United States.

We restarted our clinical program in the United States and Europe in 2008. Since then, we have run two Phase 2 trials and selected AILD and AAH as indications for our Phase 3 pivotal trial program in the United States and Europe. We have also made significant improvements in the ELAD System bedside unit and our proprietary cartridge cell growth production process, including (i) the incorporation of an updated version of the cardiovascular base unit that has improved features, functionality and reliability; (ii) new and improved cartridges for ultrafiltrate, cell filters and the ELAD cartridges; (iii) tubing sets that have been optimized to recirculate smaller volumes of ultrafiltrate and blood through the system to reduce the risk of clotting and other potential adverse side effects; and (iv) improvements to our cell culture and growth processes to reduce cost and increase manufacturing efficiency and yield.

We have incurred net losses since inception of $124.1 million through June 30, 2014. We anticipate that we will continue to incur increasing losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or accuracy of future expenses, when product approval for the ELAD System might occur, or when profitability may be achieved or sustained.

In April 2014, we completed our initial public offering, or IPO, of 4,500,000 shares of common stock at an offering price of $12.00 per share. We received net proceeds of approximately $44.4 million, after deducting underwriting discounts, commissions and offering-related transaction costs. In May 2014, the underwriters exercised their option to purchase an additional 675,000 shares of our common stock at $12.00 per share in full. As a result, we received an additional $7.5 million in net proceeds after underwriters’ discounts and commissions, for total net proceeds of $51.9 million from the offering.

Results of Operations

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

Comparison of the Three Months Ended June 30, 2014

The following table summarizes our operating expenses for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Change
	2014	2013	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$9,125	$4,538	$4,587	101%
General and administrative	2,513	2,525	(12)	(—%)

Total operating expenses	$11,638	$7,063	$4,575	65%

The $4.6 million increase in research and development expense during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily associated with an increase in our Phase 3 clinical trial activities. The increase during the three months ended June 30, 2014 was principally attributable to increases of $1.2 million in fees paid to CROs, clinical sites and other related costs, $1.5 million in salaries and wages, stock-based compensation and other compensation related costs due to increased headcount, $835,000 in third-party consulting, $593,000 in manufacturing supplies and related costs, $119,000 in travel expenses and $317,000 of facilities related costs, which includes depreciation, computer and equipment costs, utilities and lease expenses.

The $12,000 decrease in general and administrative expense during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily attributable to increases of $352,000 in salaries and wages, stock-based compensation, and other compensation related expenses due to increased headcount to support our operations, $160,000 for insurance coverage increases associated with becoming a publicly-traded company, and $71,000 associated with computer and equipment costs, other facilities related costs and depreciation. These increases were offset by decreases of $216,000 primarily associated with lower recruiting expenses, $117,000 in consulting fees due to the completion of our IPO in April 2014, and $264,000 related to lower corporate legal expenses and audit fees.

Separate from operating expenses, the $1.5 million of other income recognized for the revaluation of future purchase rights liabilities for the three months ended June 30, 2014 was the result of the termination of the remaining purchase rights liabilities upon the conversion of all senior preferred stock to common stock in conjunction with the completion of our IPO. This compares to $922,000 recognized as other income for the revaluation of future purchase rights liabilities for the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2014 and 2013

The following table summarizes our operating expenses for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,		Change
	2014	2013	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$18,345	$7,970	$10,375	130%
General and administrative	5,170	4,019	1,151	29%

Total operating expenses	$23,515	$11,989	$11,526	96%

The $10.4 million increase in research and development expense during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was principally associated with an increase in our Phase 3 clinical trial activities. The higher costs were primarily attributable to increases of $3.5 million in fees paid to CROs, clinical sites and other related costs, $2.9 million in salaries and wages, stock-based compensation and other compensation related costs due to increased headcount, $1.8 million in consulting fees, $1.0 million in manufacturing supplies and related costs, $471,000 in travel and seminar expenses and $616,000 in facilities related costs, which includes depreciation, computer and equipment costs, utilities and lease expenses.

The $1.2 million increase in general and administrative expense during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily attributable to a $836,000 increase in salaries and wages, stock-based compensation, and other compensation related expenses due to increased headcount to support our operations, an increase of $179,000 in audit and corporate legal expenses, $256,000 for higher insurance costs associated with coverage related to becoming a publicly-traded company, and an increase of $153,000 associated with computer and equipment costs, other facilities related costs and depreciation, related to our increases in headcount, offset by a $317,000 decrease primarily related to lower recruiting expenses.

Separate from operating expenses, the $2.6 million recognized as other income for the revaluation of future purchase rights liabilities for the six months ended June 30, 2014 reflects the termination of the remaining purchase rights liabilities in conjunction with the completion of our IPO in April 2014. The $3.5 million of other expense reflects the revaluation of future purchase rights liabilities for the six months ended June 30, 2013.

Liquidity and Capital Resources

To date, we have not generated significant revenues attributable to the ELAD System. We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $124.1 million as of June 30, 2014. We expect that our research and development and general and administrative expenses will continue to increase through the completion of our Phase 3 clinical trials and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

In April 2014, we completed our initial public offering selling 4,500,000 shares of our common stock at $12.00 per share. In May 2014, the underwriters exercised their option to purchase an additional 675,000 shares of our common stock at $12.00 per share. In total, we received net proceeds of $57.8 million after underwriters’ discounts and commissions. In addition, we have incurred $5.8 million in offering expenses, resulting in total fees and costs of $10.2 million and net offering proceeds to us of $51.9 million.

As of June 30, 2014, we had cash and cash equivalents of approximately $90.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of June 30, 2014, such balances were held in cash and money market funds.

The following table shows a summary of our cash flows for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(In thousands)
	(unaudited)
Cash (used in) provided by:
Operating activities	$(19,242)	$(10,409)
Investing activities	(1,316)	8,156
Financing activities	73,213	34,213

Operating Activities

During the six months ended June 30, 2014, operating activities used $19.2 million of cash. The use of cash was primarily related to our net loss of $20.9 million adjusted for noncash income of $2.6 million related to the revaluation of future purchase rights liabilities, noncash charges of $543,000 and $1.1 million for depreciation and stock-based compensation, respectively, and $2.7 million of net changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2014 consisted primarily of an increase of $337,000 in accounts payable and $2.6 million in accrued liabilities, reflecting an increase in clinical activities and related research and development expenditures, partially offset by an increase of $215,000 from other current assets and prepaid expenses. The net increase in other current assets and prepaid expenses was attributable to a reduction in prepaid clinical costs of $636,000 related to the utilization of prepayments to our CROs, offset by an increase of $779,000 related to prepaid expenses primarily attributable to the purchase of corporate insurance policies.

During the six months ended June 30, 2013, operating activities used $10.4 million of cash. The use of cash was primarily related to our net loss of $15.5 million, partially offset by noncash charges of $3.5 million related to the revaluation of future purchase rights liabilities, $337,000 and $299,000 for depreciation and stock-based compensation, respectively, and $965,000 of net changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2013 consisted primarily of an increase of $1.4 million in accounts payable and accrued liabilities, due principally to the timing of payments made by us to vendors, partially offset by an increase of $198,000 related to a lease deposit and $256,000 of prepaid clinical and other costs.

Investing Activities

During the six months ended June 30, 2014, investing activities used $1.3 million of cash, primarily related to $1.0 million in purchases of capital equipment for manufacturing and clinical areas and a net increase of $271,000 in restricted cash requirements. The net increase in our restricted cash is related to an increase in our clinical trial obligations of $558,000, which was offset by $288,000 related to the elimination of certain restrictions associated with the Junior Preferred Stock Purchase Agreement.

During the six months ended June 30, 2013, investing activities provided $8.2 million of cash, primarily related to a $9 million decrease in short-term investments, partially offset by $558,000 in purchases of capital equipment, and a $286,000 increase in restricted cash requirements associated with our clinical trial obligations and the Junior Preferred Stock Purchase Agreement.

Financing Activities

During the six months ended June 30, 2014, financing activities provided $73.2 million of cash, which included $55.0 million in net proceeds from our IPO and $18.2 million in net proceeds from the sale of senior redeemable convertible preferred stock. In April 2014, we completed our IPO selling 4,500,000 shares of our common stock at $12.00 per share with the underwriters exercising their option to purchase an additional 675,000 shares for $12.00 per share in May 2014 for total net proceeds of $55.0 million during the second quarter of 2014. The sale of senior redeemable convertible preferred stock occurred during the first quarter of 2014 and included the issuance of 555,000 shares of senior redeemable convertible preferred stock at $8.00 per share for net proceeds of $4.3 million under our Senior Preferred Stock Purchase Agreement. Additionally, in January 2014, we completed a private placement to new investors of 1.5 million shares of our senior redeemable convertible preferred stock at a price of $8.00 per share for net proceeds of $12.0 million. A pre-emptive rights offering, triggered by the private placement, raised a further $1.9 million in net proceeds from the sale of 241,016 shares of our senior redeemable convertible preferred stock at a price of $8.00 per share.

During the six months ended June 30, 2013, financing activities provided $34.2 million of cash, net of offering costs, primarily related to the sale of additional shares of our senior preferred stock at $8.00 per share. An additional $363,000 was received from the exercise of stock options during this same period.

Based on our current business plan, we believe that our existing cash and cash equivalents as of June 30, 2014 will be sufficient to fund our operations into the second quarter of 2016. In particular, we believe that the net proceeds from the initial public offering and our existing cash and cash equivalents will be sufficient to complete enrollment and receive data from our VTI-208 Phase 3 clinical trial. In addition, we project such funds may also be sufficient to complete enrollment and receive topline data from our VTI-212 Phase 2 clinical trial. Based on our current business plan and assuming a minimum 150 patient trial, we expect additional funding will be required before preliminary results from VTI-210 will be available. The amounts and timing of our actual expenditures depend on numerous factors, including the rate of subject enrollment in our clinical trials, filing requirements with various regulatory agencies, clinical trial results, and any unforeseen cash needs.

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

Off-Balance Sheet Arrangements

Through June 30, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements and related notes. In preparing our financial statements, we make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management considers relevant. Because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

During the second quarter of 2014, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our final prospectus filed with the Securities and Exchange Commission (SEC) on April 17, 2014, relating to our Registration Statement on Form S-1 (File No. 333-191711) for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-10, “Development Stage Entities (Topic 915)—Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which eliminates the concept of a development stage entity in its entirety from current accounting guidance, and provides for certain amendments to the consolidation guidance in Topic 810 in the Accounting Standards Codification, or ASC. Prior to the issuance of this guidance, we were considered a development stage entity and as a result we included certain inception-to-date disclosures in our financial statements. The guidance related to the elimination of the concept of a development stage entity is effective for public companies for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment of the consolidation guidance in Topic 810 is effective for public companies for annual reporting periods beginning after December 15, 2015. Early adoption of the new standard is permitted. ASU No. 2014-10 was adopted by us during the quarter ended June 30, 2014. As such, all inception-to-date disclosures have been removed from these condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since our presentation set forth in “Quantitative and Qualitative Disclosures About Market Risk” in our final prospectus filed with the Securities and Exchange Commission (SEC) on April 17, 2014, relating to our Registration Statement on Form S-1 (File No. 333-191711).

Item 4. Controls and Procedures

Internal Controls and Procedures

In connection with past audits of our financial statements, our independent registered public accounting firm identified and reported adjustments to management. Certain of these adjustments were deemed to be the result of internal control deficiencies that constitute material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

We have not maintained an effective control environment in that the design and execution of our controls was limited due to the lack of a proper segregation of duties resulting from inadequate staffing levels, the ineffective review over financial transactions and the inadequate maintenance of our books and records. The lack of adequate staffing levels resulted in insufficient time spent on review and approval of certain information used to prepare our financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. Such examples include the correct financial statement classification, the valuation of financing transactions entered into during the period, and maintenance of documentation in support of such transactions. These control deficiencies, although varying in severity, contributed to the material weaknesses in the control environment noted by our independent registered public accounting firm.

Although remediation efforts are still in progress, management is taking steps to address the causes of our audit adjustments and to improve our internal control over financial reporting, including the implementation of new accounting processes and control procedures and the identification of gaps in our skills base and the expertise of our staff as required to meet the financial reporting requirements of a public company. We have hired additional accounting personnel who are degreed accountants, which has enabled us to expedite our month-end close process, thereby facilitating the timely preparation of financial reports and to strengthen our segregation of duties. We intend to hire incremental qualified staff as part of a comprehensive review of our internal controls and formalization of our review and approval processes. As a part of these efforts, we may identify additional control deficiencies, which could give rise to significant deficiencies and other material weaknesses in addition to the material weaknesses previously identified.

We are in the very early stages of the costly and challenging process of compiling the systems and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing or any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are designed and operating effectively, which could result in a loss of investor confidence in the accuracy and completeness of our financial reports. This could cause the price of our common stock to decline and we may be subject to investigation or sanctions by the SEC.

Our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” if we take advantage of the exemptions contained in the Jumpstart Our Business Startups Act, or JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied that our internal controls over financial reporting are designed and operating effectively to prevent or detect a material misstatement to the financial statements. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures or hiring accounting or internal audit staff.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal controls over financial reporting as described above. Notwithstanding the existence of the material weaknesses described above, management believes that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and annual periods presented in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any litigation and we are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors

Before deciding to invest in our company or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report and in our final prospectus filed with the Securities and Exchange Commission (SEC) on April 17, 2014, relating to our Registration Statement on Form S-1 (File No. 333-191771) for our initial public offering. The risks and uncertainties described below and in our other filings are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.

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

The ELAD System is designed to improve survival rates of patients with acute liver failure. The ELAD System is a novel product candidate whose safety, efficacy and other attributes have not been demonstrated in well-designed, large scale, clinical trials and are not fully understood. As a cell-based therapy, the ELAD System’s mechanism-of-action is complex and we cannot be certain that our currently-targeted indications of AILD, AAH, FHF and SILF in the United States and Europe, and viral hepatitis (predominantly hepatitis B) in China represent suitable applications for the ELAD System, or even ones where the ELAD System therapy can or will ultimately be shown to be safe and effective in well-designed clinical trials necessary to support regulatory approval in any jurisdiction. For example, the U.S. Food and Drug Administration, or the FDA, has expressed concern about the open-label design of study VTI-208, our pivotal study in AILD, and the need to apply a consistent standard-of-care and to standardize post-discharge care, both being issues that could significantly confound the study results, impact morbidity and mortality and cause the FDA or other regulatory authorities to require that we repeat clinical trials with different trial designs. Finally, even if the ELAD System is proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization will be successful. If the ELAD System should fail at any stage in our clinical trials or at the marketing stage, our business and operating results and financial condition will be materially and adversely affected.

We cannot give any assurance that we will successfully complete the ELAD System’s clinical development, or that the ELAD System will receive regulatory approval in a timely fashion or at all.

We must be evaluated in light of the uncertainties and complexities affecting a clinical-stage combination product biologic and medical device company. We have not completed clinical development for any of the ELAD System’s potential indications in the United States or Europe where the ELAD System is regulated as a combination biologic and medical device, and a combined somatic cell Advanced Therapy Medicinal Product, respectively. We are conducting two Phase 3 clinical trials and a Phase 2/3 clinical program designed to establish the safety and efficacy of the ELAD System and to support approval in the United States and Europe. These clinical trials are expected to be performed in subjects with AILD, AAH, FHF and SILF. Any additional indications we elect to pursue will require the initiation and completion of additional Phase 3 clinical trials demonstrating safety and efficacy for each such indication. For example, the FDA has noted its view that preliminary clinical evidence, at this time, does not indicate that the ELAD System may demonstrate a substantial improvement over standard-of-care. There is no guarantee that our clinical trials will be completed in a timely fashion or succeed. Our ability ultimately to reach profitability is critically dependent on our future success in obtaining regulatory approval for the ELAD System. However, there is no guarantee that our clinical trials will be successful, or that regulators will approve the ELAD System in a timely manner, or at all.

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

Therapies such as the ELAD System are paid for primarily by private and government insurance, although in some markets payment may be made by private individuals and their families. Reimbursement policies and decisions for medical products is a highly bureaucratic, politicized and regulated process and includes consideration of factors such as cost effectiveness and patient benefit. There is great pressure from government and third-party payors to reduce costs. Furthermore, there are no therapies approved to restore liver function and the lack of an established reimbursement structure introduces additional uncertainty with regard to reimbursement for the ELAD System. Although we have commissioned a report from pricing study and reimbursement specialists, which concludes that we should target a commercial price between $150,000 and $275,000 for ELAD therapy in the United States, we do not know whether this price is achievable or sustainable. We have not yet determined a target commercial price for ELAD therapy outside of the United States, but believe it may be difficult to sustain a commercial price at or above the commercial price in the United States. We will have no control over the pricing that is set by the government or private insurers, assuming we are able to secure marketing approval for the ELAD System. In markets where payment will be made by private individuals and their families, we cannot predict if such private payors will be prepared to pay an acceptable price.

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

If we are unable to establish our own sales, marketing, distribution, training and support capabilities and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute the ELAD System ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute the ELAD System, or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to commercialize the ELAD System effectively. If we do not establish sales, marketing, distribution, training and support capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing the ELAD System and achieving profitability, and our business would be harmed.

We have incurred losses since our inception and expect to incur significant losses in the foreseeable future and may never become profitable. Even if we ultimately achieve profitability, it may not be sustained and we may require additional capital.

We are a clinical-stage company and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $32.7 million for the year ended December 31, 2013, and $20.9 million for the six months ended June 30, 2014. As of June 30, 2014, we have an accumulated deficit of $124.1 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. We do not expect to earn revenues until late 2016 at the earliest, and anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods and we may need to raise additional capital.

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

We have designed VTI-208 and VTI-210 in accordance with input provided by regulatory authorities that we must demonstrate a statistically significant improvement in a survival endpoint. VTI-208 and VTI-210 will include concurrent control subjects in a 1:1 ratio with treated subjects and all subjects will be included in the statistical analysis. Also, each study is designed to enroll subjects with an expected death rate between 50% and 75% in 30 to 90 days without the ELAD System therapy. It is necessary to select subjects with these death rates in order to be able to determine whether the ELAD System has an effect on treated subjects with a manageable number of subjects in the clinical trial. We monitor certain baseline characteristics of the subjects we are enrolling in our studies (such as age and mean model for end-stage liver disease, or MELD, score) to assess that the population characteristics are similar to those from prior studies in which death rates were in the target range. Although subjects enrolled thus far in VTI-208 have similar ages and MELD scores to AILD subjects enrolled in VTI-206, there is no assurance that this will continue to be the case or that these parameters are sufficient to predict survival. Moreover, if we do not succeed in selecting appropriate subjects or if the subjects we select do not progress as expected, we may not be able to be demonstrate statistically significant efficacy of the ELAD System therapy to gain approval.

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

In the United States, the ELAD System is regulated as a combination biologic and medical device. Before the ELAD System can be marketed in the United States, we must submit and the FDA must approve a Biologic License Application, or a BLA. In addition, the device components of the ELAD System must be found acceptable as part of the BLA. Because the ELAD System is a novel therapy involving a combination biologic and medical device, the regulatory review process is complex, time-consuming and unpredictable. As a result, our development costs, timelines and approvals are not readily predictable.

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

Outside the United States, our ability to market the ELAD System is contingent upon receiving marketing authorizations from appropriate regulatory authorities. If our clinical programs are successful, we currently anticipate submitting applications for marketing authorization to the EMA in the European Union. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country and we may be unable to meet such requirements. If the regulatory authority is satisfied that adequate evidence of safety, efficacy, and quality has been presented, a marketing authorization will be granted. The foreign regulatory approval process involves all of the risks associated with FDA approval.

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

The ELAD System bedside unit is based on a cardiopulmonary bypass system that has been replaced with an updated system.

The ELAD System bedside unit was originally based exclusively on the Sorin Stöckert Perfusion System S3 Double Head Pump Module, a medical device indicated for use during cardiopulmonary bypass surgery. Our prior clinical trials have been carried out using an ELAD System bedside unit based on Sorin’s S3 system. However, Sorin has stopped selling the S3 system from the market and replaced it with an updated S5 system. We have carried out testing of an ELAD System bedside unit based on the S5 and we believe that the S3 and S5 systems are equivalent and interchangeable from a clinical and regulatory perspective. We have submitted information to both the U.S. and the European regulatory authorities to support equivalence. Both the S3 and S5 systems are being used in our ongoing clinical trials. There can be no assurance that regulatory authorities will view the S3 and S5 systems interchangeably, or that Sorin will cooperate with us or provide us with the documentation necessary to obtain regulatory approval or commercialize the device.

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

Changes in any of the device components could affect our ability to complete our clinical trials and to obtain and maintain approval and commercialization efforts.

The device components of the ELAD System will be reviewed as part of the BLA for the ELAD System. If the manufacturers of those components make modifications, discontinue or are unable to supply sufficient quantities of such components, or if we elect to change a component, we will need to perform validation testing and obtain FDA and other regulatory approval prior to using the modified or replacement component. For example, one of our suppliers had an issue sourcing a raw material that is used in manufacturing of tubing which is a component of the ELAD System. If we cannot obtain sufficient quantities of this tubing on timely basis, we may have to delay enrollment in our clinical trials until additional supplies become available or we could be required to validate an alternative tubing to use, which may also delay our clinical trials and increase our costs. If FDA or any other regulatory body fails to approve use of those modified or replacement devices takes significant enforcement action against the manufacturer or if we are unable to validate a replacement component, we would not be able to complete our clinical trials or, in the future, we might not be able to market or could have to suspend marketing of the ELAD System in certain jurisdictions.

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

While the growing of our VTL C3A cells is under our control, the manufacture of all of the other parts and components of the ELAD System are undertaken by third party suppliers. We currently rely on a single source of supply for many critical components, including components of the ELAD System bedside unit, the ultrafiltrate generator cartridges, the media we use to grow and ship our VTL C3A cells, the cartridges in which our VTL C3A cells are grown and the bioreactors that have been developed to grow and store the ELAD cartridges. We are currently developing additional sources of supply for these components sufficient to support future clinical development and, ultimately, commercialization of the ELAD System. If we were to fail to develop additional sources of supply, and a single source of supply of a critical component of the ELAD System were to become unavailable, our ability to continue clinical development or to initiate commercialization of the ELAD System would be severely compromised. In addition, we rely on third party suppliers for the safety of products of human and animal origin that are incorporated in the ELAD System production process and these suppliers could cease to manufacture the components, inadequately test these components, go out of business or otherwise not perform as anticipated. We do not have long-term agreements with our suppliers, and we purchase components on a purchase order basis. For components that are not readily available from other sources, we are subject to the risks that our suppliers will raise their prices or impose other terms or conditions that are less favorable or unacceptable to us.

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

Human albumin and Trypsin-EDTA are also used in the manufacture of our ELAD System and are each provided by a single supplier. In addition, while these products are tested to be free of contamination by the supplier, we cannot guarantee that will continue to be the case.

If our facility becomes inoperable, we will be unable to continue manufacturing our product candidate and as a result, our business will be harmed until we are able to secure a new facility.

We manufacture and assemble the ELAD System at our facility in San Diego, California. No other manufacturing or assembly facilities are currently available to us, and any additional manufacturing or assembly facilities that we use will need to be approved by regulatory authorities prior to our use. Our facility and the equipment we use to manufacture the ELAD System would be costly to replace and could require substantial lead-time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our research, development and manufacturing for some period of time. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of reserve raw materials and manufactured supplies, may result in the delay of clinical trials or, once approved for sale, the loss of customers, or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

The biotherapeutic and medical device industries are highly competitive and we face potential competition from pharmaceutical companies, specialty pharmaceutical, medical device and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat acute liver failure, many companies, universities and research organizations are actively engaged in the discovery, research and development of potential therapies in this field. Several of these entities are engaged in research on cell-based approaches to acute liver failure. Although we are not aware of any ongoing human clinical trials involving potentially competitive product candidates, such trials could be taking place or could begin in the near future. We are not aware of any company that is in human clinical trials with a human cell-based product for the treatment of acute liver failure. At least four companies have prior research work on various human hepatocyte cell lines including Exten Industries, Hepalife Technologies, Fresenius, and Hybrid Organ GmbH. In addition, the University College London, and the University of Amsterdam and its spinout Hep-Art Medical Devices are actively pursuing animal research in this area. Several companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes, although ongoing research in this area is difficult to ascertain. Two commercially available liver dialysis systems, from Gambro and Fresenius, have undergone extensive clinical development, although both have failed to show an improvement in long-term survival among patients with acute liver failure. Both rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. In addition, there are several drugs available to treat symptoms associated with acute liver failure, including steroids, pentoxifylline and N-acetylcysteine. These three drugs, alone or in combination, are used frequently in patients with acute liver failure. While we are not aware of any of these other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of acute liver failure, it is possible that these trials are occurring without our knowledge and that such a product may get to market much faster than we expect, which could harm our business.

The coverage and reimbursement status of new therapies is uncertain, and failure to obtain adequate coverage and reimbursement for the ELAD System therapy could limit our ability to generate revenue and become profitable.

There is significant uncertainty surrounding the third-party coverage and reimbursement of novel and newly approved therapies, particularly for indications for which there is no current effective treatment or standard- of- care is relatively inexpensive. Due to the novel nature of the ELAD System and the potential for it to offer therapeutic benefit after a single administration of continuous therapy lasting three to ten days, we face additional uncertainty related to coverage and reimbursement. We will depend in large part on the availability of coverage and the establishment of adequate reimbursement levels for the ELAD System from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations. Although we believe that the single largest category of ELAD-appropriate patients are covered by private insurance, followed by Medicaid and then Medicare, this analysis is based on small numbers and may not be accurate.

Third-party payors are increasingly focused on containing healthcare costs by limiting both coverage and the level of reimbursement for new therapies and, as a result, they may not cover or provide adequate payment for the ELAD System. Obtaining adequate coverage and reimbursement approval for a product from a third-party payor is a time-consuming, costly and sometimes unpredictable process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of the ELAD System. However, we cannot guarantee that we will be able to provide data sufficient to gain acceptance with respect to adequate coverage and reimbursement. Payors may conclude that the ELAD System is less safe, less effective or less cost-effective than existing or later introduced therapies, and third-party payors may not approve the ELAD System for coverage and reimbursement or may cease providing or provide inadequate coverage and reimbursement. Coverage and reimbursement determinations are made on a payor-by-payor basis and it may take several years to obtain appropriate reimbursement codes, if ever. Obtaining acceptable coverage and reimbursement from one payor does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payor. As there is a large number of third-party payors, obtaining coverage and reimbursement in the United States and internationally will consume significant time and resources. A third-party payor’s decision to provide coverage does not imply that an adequate reimbursement rate will be approved. There can be no assurance that our clinical data will allow for satisfactory pricing of the ELAD System and the failure to obtain coverage and adequate reimbursement for the ELAD System would materially and adversely affect our business. Moreover, healthcare cost containment initiatives that limit or deny reimbursement for the ELAD System would also materially and adversely affect our business.

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

In the event that we receive marketing approval in foreign countries outside of the United States and Europe, we currently anticipate, in most cases, creating wholly-owned subsidiaries in those countries. These subsidiaries will need to build an effective sales, marketing, distribution, training and support staff and system, find an effective marketing partner or both. Any internal sales, marketing, training and support capabilities of the subsidiaries will need to be developed by these subsidiaries and will need to be built from scratch. The culture and accepted practices related to selling medical products in many foreign countries are unique and it is possible that we will not be able to successfully penetrate these markets. A similar consideration applies to selling in the United States since each medical system is very different and requires a different strategic approach. We cannot guarantee that our approach to the U.S., European, Chinese or any other international market will be effective.

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

We must comply with the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

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

Risks Related to Intellectual Property

Our patent rights may prove to be an inadequate barrier to competition.

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

Risks Related to our Common Stock

If securities or industry analysts do not continue to publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. Although equity research analysts currently cover us, we do not have any control of the analysts or the content and opinions included in their reports or whether any such analysts will continue to cover us for any given period of time. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

Sale of a substantial number of shares of our common stock by existing stockholders or us may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

As of June 30, 2014, we have 21,790,745 shares of common stock outstanding, 19,085,648 of which are subject to 180-day contractual lock-ups entered into in connection with our initial public offering that expire in October 2014 and 2,705,097 are freely tradable. Following the expiration of the lock-up (or earlier if permitted by the managing underwriters), those shares of our common stock will be eligible for sale in the public market, subject in some cases to the volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, as well as our insider trading policy. Sales of our common stock by our current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock.

In addition, on June 6, 2014, we filed a registration statement on Form S-8 registering 3,732,152 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144. As of June 30, 2014, options to purchase 3,123,795 shares of our common stock were exercisable. Certain of our existing stockholders are also entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. Any sales of securities by these stockholders, or the expectation that such sales may occur, could have a material adverse effect on the trading price of our common stock and make it more difficult for you to sell shares of our common stock.

To the extent we raise additional capital by selling and issuing common stock, convertible securities or other equity securities, it may result in material dilution to our existing stockholders and new investors could gain rights superior to our existing stockholders. Sales by us or by our current stockholders also could cause the price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

With the completion of our initial public offering in April 2014 and the underwriters over-allotment in May 2014, our officers, directors and principal stockholders and their affiliates collectively control approximately 38.1% of our outstanding common stock, and in particular, one stockholder and his affiliates control approximately 30.4% of our outstanding common stock as of June 30, 2014. As a result, these stockholders, if they act together, can exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

We have broad discretion in the use of proceeds of our initial public offering for working capital and general corporate purposes.

The net proceeds of our initial public offering will be allocated to research and development activities, preparation for commercialization and general corporate purposes. Our management has broad discretion over the use and investment of the net proceeds of our initial public offering within those categories, and accordingly investors will need to rely upon the judgment of our management with respect to the use of proceeds, with only limited information concerning management’s specific intentions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In April 2014, we completed our initial public offering of 4,500,000 shares of our common stock at a price of $12.00 per share. In May 2014, the underwriters exercised their over-allotment option and purchased an additional 675,000 shares of common stock at $12.00 per share. In total, we received aggregate gross proceeds of $62.1 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-191711), which was declared effective by the SEC on April 16, 2014.

BofA Merrill Lynch and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering and William Blair & Company, LLC and Canaccord Genuity Inc. acted as co-managers.

The underwriting discounts and commissions in connection with the offering totaled $4.3 million. In addition, we incurred $5.8 million in offering expenses, resulting in total fees and costs of $10.2 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, was $51.9 million.

There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. We have invested the remaining proceeds from the offering in money market funds. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Database

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2014

VITAL THERAPIES, INC.

By:	/s/ Michael V. Swanson
Michael V. Swanson Chief Financial Officer (Principal Financial and Accounting Officer)