Form 10-Q
period 2014-09-30
VITAL THERAPIES INC
filed 2014-11-13
CIK 1280776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of the close of business on November 7, 2014:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	23,845,220

VITAL THERAPIES, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VITAL THERAPIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$79,091	$38,186
Restricted cash	1,456	963
Deferred financing costs	429	3,506
Other current assets and prepaid expenses	1,607	1,200

Total current assets	82,583	43,855
Property and equipment, net	2,985	2,467
Other assets	263	263

Total assets	$85,831	$46,585

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$696	$1,224
Accrued expenses	7,530	3,253
Other current liabilities	272	369
Future purchase rights liabilities	—	2,600

Total current liabilities	8,498	7,446

Other long-term liabilities	283	321

Commitments and contingencies
Convertible preferred stock (Junior); $0.0001 par value, no shares and 3,501,401 designated at September 30, 2014 and December 31, 2013, respectively; no shares and 3,501,400 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively		1,359
Redeemable convertible preferred stock (Senior); $0.0001 par value, no shares and 17,000,000 designated at September 30, 2014 and December 31, 2013, respectively; no shares and 10,212,007 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively		82,116

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 and 25,000,000 (4,498,599 undesignated) authorized at September 30, 2014 and December 31, 2013, respectively; no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value; 130,000,000 and 29,250,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 21,790,864 and 606,238 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	—
Additional paid-in capital	213,831	58,413
Accumulated other comprehensive income	95	96
Accumulated deficit	(136,878)	(103,166)

Total stockholders’ equity (deficit)	77,050	(44,657)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$85,831	$46,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$10,244	$6,163	$28,589	$14,133
General and administrative	2,566	3,002	7,736	7,021

Total operating expenses	12,810	9,165	36,325	21,154

Loss from operations	(12,810)	(9,165)	(36,325)	(21,154)

Other income (expense):
Interest income	5	1	13	4
Other income (expense), net	7	(5)	—	(9)
Revaluation of future purchase rights liabilities	—	2,192	2,600	(1,320)

Total other income (expense)	12	2,188	2,613	(1,325)

Net loss	(12,798)	(6,977)	(33,712)	(22,479)
Amortization of deemed dividend	—	(10)	(4,744)	(21)
Accretion to redemption value of redeemable convertible preferred stock	—	(2,047)	(4,410)	(4,132)

Net loss attributable to common stockholders	$(12,798)	$(9,034)	$(42,866)	$(26,632)

Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(16.31)	$(3.18)	$(52.25)

Weighted-average common shares outstanding, basic and diluted	21,759,061	553,790	13,483,813	509,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(12,798)	$(6,977)	$(33,712)	$(22,479)
Other comprehensive income:
Foreign currency translation	—	1	(1)	7

Total comprehensive loss	$(12,798)	$(6,976)	$(33,713)	$(22,472)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(33,712)	$(22,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	853	568
Stock-based compensation	1,765	591
Revaluation of future purchase rights liabilities	(2,600)	1,320
Other	91	—
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(406)	(1,001)
Accounts payable	(142)	249
Accrued expenses	3,719	2,239

Net cash used in operating activities	(30,432)	(18,513)

Cash flows from investing activities:
Purchases of short-term investments	—	(2,999)
Sales of short-term investments	—	17,000
Increase in restricted cash	(492)	(390)
Purchases of property and equipment	(1,365)	(1,177)

Net cash (used in) provided by investing activities	(1,857)	12,434

Cash flows from financing activities:
Deferred financing costs	(19)	—
Proceeds from initial public offering, net of issuance costs	55,046	(1,702)
Proceeds from issuance of preferred stock, net of issuance costs	18,167	34,097
Proceeds from exercise of stock options	1	109
Proceeds from early exercise of stock options	—	253

Net cash provided by financing activities	73,195	32,757

Effect of exchange rate changes on cash and cash equivalents	(1)	3

Net change in cash and cash equivalents	40,905	26,681
Cash and cash equivalents, beginning of period	38,186	4,477

Cash and cash equivalents, end of period	$79,091	$31,158

Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment included in liabilities	$6	$155

Deferred financing costs included in liabilities	$410	$648

Leasehold improvements paid for by landlord	$—	$478

Conversion of preferred stock to common stock	$110,796	$—

Release of stock option early exercise repurchase liability	$78	$—

Valuation of future purchase rights upon issuance	$—	$894

Beneficial conversion underlying the senior preferred stock	$—	$673

Accretion to redemption value of redeemable convertible preferred stock	$4,410	$4,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Financial Statements

Description of Business

We began operations as a California corporation on May 23, 2003 through the acquisition of the assets and business of VitaGen, Inc. and in June 2003 changed our name to Vital Therapies, Inc. In January 2004, we were re-incorporated in Delaware. We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of acute liver failure. Our product candidate, currently in Phase 3 clinical trials, the ELAD® System or ELAD, is an extracorporeal human cell-based bio-artificial liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not realized revenues from our planned principal operations. Our business, operating results, financial condition, and growth prospects are subject to significant risks and uncertainties, including failing to obtain regulatory approval to commercialize and failing to secure additional funding to complete development of and to commercialize our product. Our headquarters are located in San Diego, California.

Unaudited Interim Financial Information

The results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our final prospectus filed with the Securities and Exchange Commission, or the SEC, on April 17, 2014 relating to our Registration Statement on Form S-1 (File No. 333-191711) for our initial public offering, or IPO, and our final prospectus filed with the SEC on October 3, 2014, relating to our Registration Statement on Form S-1 (File No. 333-198863) for our follow-on public offering.

Basis of Presentation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated balance sheet as of December 31, 2013 included in this report has been derived from the audited consolidated financial statements included in our final prospectus relating to our follow-on public offering. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

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

We previously were classified as a “development stage entity” under GAAP and, as such, were required to present inception-to-date information in our statements of operations, comprehensive loss, stockholders’ equity, and cash flows. In June 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update that eliminates the concept of a development stage entity from GAAP and removes the related incremental reporting requirements, which we elected to early adopt. See Note 2 for additional information on this new standard. Accordingly, in contrast to our financial statements included in our final prospectus filed with the SEC for our IPO and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, the condensed consolidated financial statements contained in this report do not include inception-to-date information.

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

Restricted Cash

Restricted cash relates to amounts reserved for various clinical trial obligations and a lease arrangement at September 30, 2014 and December 31, 2013, as well as for certain provisions of the junior preferred stock agreement at December 31, 2013.

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

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Our Level 3 liabilities consisted of future purchase rights liabilities until the completion of our IPO in April 2014, when the future purchase rights liabilities terminated. See “Future Purchase Rights Liabilities” below. We had no Level 3 assets in any period presented.

The carrying value of cash and cash equivalents, restricted cash, other current assets and prepaid expenses, accounts payable, and accrued expenses approximate fair value due to the short period of time to maturity.

Deferred Financing Costs

Deferred financing costs represent direct costs associated with the issuance of our corporate securities. Direct costs include, but are not limited to, the legal, accounting and printing costs. Indirect costs associated with the future issuance of corporate securities are expensed as incurred. Deferred financing costs as of December 31, 2013 were offset against the proceeds from our IPO in April 2014. Deferred financing costs as of September 30, 2014 represent direct costs associated with a follow-on public offering of our common stock, which was completed in October 2014 (see Note 9).

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not recognized any impairment losses through September 30, 2014.

Convertible and Redeemable Convertible Preferred Stock

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

Future Purchase Rights Liabilities

Our future purchase rights liabilities were initially recorded at their estimated fair value on the date of issuance as a discount on the underlying preferred stock and were re-measured to reflect changes in the estimated fair value at each reporting date, with any decrease or increase in the estimated fair value being recorded as other income or expense, respectively. The fair value of these liabilities was estimated using a binomial lattice model that was based on the characteristics of the common and preferred stock on the valuation date, probabilities related to our operations and clinical development, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. Changes in the fair value of the future purchase rights fluctuated in conjunction with increases or decreases in the implied fair value of our common stock, and the number of preferred and common shares and future purchase rights outstanding relative to our enterprise value at each reporting date. In April 2014, the remaining future purchase rights terminated upon the conversion of all senior preferred stock to common stock in conjunction with our IPO with the remaining balance of the future purchase rights liabilities recorded as other income in our statement of operations for the applicable period.

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

We recognize stock-based compensation cost for employees and directors on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. We estimate forfeitures based on an analysis of our expected employee turnover and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. We will revise the forfeiture estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeiture estimates, which have not been material to date, impact compensation cost in the period in which the change in estimate occurs.

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

Common Stock Valuation

Due to the absence of a public market trading our common stock prior to the completion of our IPO in April 2014, it was necessary to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations using the BSM option pricing model. The fair value of the common stock underlying our stock-based awards was assessed by our board of directors. All options to purchase shares of our common stock have been granted with an exercise price per share no less than the estimated fair value per share of our common stock underlying those options on the date of grant.

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

We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2014 and December 31, 2013, we maintained a full valuation allowance against our entire balance of deferred tax assets.

We record uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740 on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits, if any, within income tax expense and any accrued interest and penalties are included within the related tax liability line.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares that have been issued upon the early exercise of stock options and are subject to future vesting, which was a total of 29,622 and 50,336 shares as of September 30, 2014 and 2013, respectively. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of convertible and redeemable convertible preferred stock, warrants for the purchase of common stock, and options outstanding under our stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities, which are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	As of September 30,
	2014	2013
Convertible preferred stock	—	11,313,370
Options to purchase common stock	3,263,733	2,982,730
Warrants to purchase common stock	250,646	250,646

Recently Issued Accounting Standards

In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to disclosure in the related notes. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and early application is permitted. We intend to apply ASU 2014-15 beginning with the first quarter of fiscal year 2016.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915)—Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” or ASU 2014-10, which eliminates the concept of a development stage entity in its entirety from current accounting guidance and provides for certain amendments to the consolidation guidance in ASC Topic 810. Prior to the issuance of this guidance, we were considered a development stage entity and as a result we included certain inception-to-date disclosures in our financial statements. The guidance related to the elimination of the concept of a development stage entity is effective for public companies for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment of the consolidation guidance in Topic 810 is effective for public companies for annual reporting periods beginning after December 15, 2015. Early adoption of the new standard is permitted. We adopted ASU No. 2014-10 during the quarter ended June 30, 2014. As such, all inception-to-date disclosures have been removed from these condensed consolidated financial statements.

3. Other Financial Information

Property and Equipment

Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	September 30, 2014	December 31, 2013
Manufacturing and laboratory equipment	$3,991	$3,229
Office furniture and equipment	113	112
Clinical equipment	2,129	1,606
Computer equipment and software	150	122
Leasehold improvements	3,210	2,830
Construction in progress	—	323

	9,593	8,222
Less: accumulated depreciation and amortization	(6,608)	(5,755)

Total	$2,985	$2,467

Depreciation and amortization expense was $310,000 and $256,000 for the three months ended September 30, 2014 and 2013, respectively, and $853,000 and $593,000, for the nine months ended September 30, 2014 and 2013, respectively.

Accrued Expenses

Accrued expenses consist of (in thousands):

	September 30, 2014	December 31, 2013
Accrued clinical and related costs	$5,216	$2,067
Accrued compensation and related taxes	1,684	512
Accrued financing costs	408	496
Accrued other	222	178

Total	$7,530	$3,253

4. Commitments and Contingencies

Operating Leases

We lease office, manufacturing and research and development facilities, and equipment under various non-cancellable operating lease agreements through 2017. Facility leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes and routine maintenance. Total rent expense under our operating leases was $203,000 and $169,000 for the three months ended September 30, 2014 and 2013, respectively, and $596,000 and $457,000 for the nine months ended September 30, 2014 and 2013, respectively.

We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line expense as deferred rent. Current and long-term deferred rent totaled $123,000 and $283,000 at September 30, 2014, and $142,000 and $321,000 at December 31, 2013, respectively.

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

5. Fair Value

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$76,222	$76,222	$—	$—

	Fair Value Measurement at December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$37,158	$37,158	$—	$—

Liabilities
Future purchase rights	$2,600	$—	$—	$2,600

We report the change in fair value during each period as a nonoperating gain or loss. There were no transfers between Level 1, Level 2 or Level 3 for our assets or liabilities during the nine months ended September 30, 2014.

The following table summarizes the changes in Level 3 future purchase rights liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014 (in thousands):

Fair Value of Future Purchase Rights Liabilities
Balance at January 1, 2014	$2,600
Re-measurement of future purchase rights	(2,600)

Balance at September 30, 2014	$—

We valued the future purchase rights liabilities as of December 31, 2013, using a binomial lattice option pricing model with the following assumptions:

December 31, 2013
Common stock fair value	$5.93
Preferred stock price	$8.00
Volatility	85.0%
Risk-free interest rate	0.38%
Contractual life (years)	2.08
Number of nodes	25
Dividend yield	0.0%

6. Convertible and Redeemable Convertible Preferred Stock

Junior Convertible Preferred Stock

In February 2012, we entered into a securities purchase agreement for the sale of junior convertible preferred stock. The junior preferred stock financing totaled $1.5 million of convertible, but not redeemable, preferred stock at approximately $0.43 a share, for an aggregate of 3,501,400 shares, for which we received net proceeds of $1.3 million. In conjunction with the completion of our IPO in April 2014, all shares of our junior convertible preferred stock were converted into common stock on a one-to-one basis and the remaining unamortized issuance costs of $31,000 were recognized as accretion to the redemption value of the convertible preferred stock in the statements of operations.

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

Pursuant to the Senior Preferred Purchase Agreement, in January 2014 we sold an additional 555,000 shares of senior redeemable convertible preferred stock for proceeds of $4.3 million, net of issuance costs of $135,000. Also in January 2014, we completed the sale of 1.5 million shares of our senior redeemable convertible preferred stock at a price of $8.00 per share in a private placement to new investors for proceeds of $12.0 million, net of issuance costs of $31,000.

In February 2014, we completed a pre-emptive rights offering, triggered by the private placement to new investors in January 2014, for 241,016 shares of our senior redeemable convertible preferred stock at a price of $8.00 per share for proceeds of $1.9 million, net of issuance costs of $35,000.

In conjunction with the completion of our IPO on April 2014, all the outstanding shares of our senior redeemable convertible preferred stock were converted into common stock on a one-to-one basis and the remaining unamortized discounts of $3.8 million and issuance costs of $727,000 were recognized as a deemed dividend and accretion to redemption value of the redeemable convertible preferred stock, respectively, in the statement of operations.

Future Purchase Rights/Beneficial Conversion Amounts

Pursuant to the Senior Preferred Purchase Agreement, we granted the investors in the senior preferred stock financing the right, subject to the satisfaction of certain conditions, to purchase additional shares of senior redeemable convertible preferred stock for a purchase price of $8.00 per share at multiple subsequent closings in accordance with a schedule provided in the Senior Preferred Purchase Agreement. These future purchase rights were legally detachable from the underlying senior preferred stock and, as a result, were considered freestanding instruments accounted for separately from the senior preferred stock as a liability.

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

All remaining future purchase rights associated with our preferred stock were terminated and the remaining unamortized beneficial conversion balance of $878,000 was recognized as a reduction to equity at the effective date of our IPO. We recognized no deemed dividend for the three months ended September 30, 2014, and $4.7 million for the nine months ended September 30, 2014, and $10,000 and $21,000 for the three and nine month periods ended September 30, 2013, respectively.

Warrants

Warrants outstanding and exercisable for 250,646 shares of common stock as of December 31, 2013 and September 30, 2014 have a weighted-average exercise price of $95.21 and expire between February 2016 and September 2019.

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

Stock Reserved for Future Issuance

Shares reserved for future issuance at September 30, 2014 are as follows:

Number of Shares
Common stock warrants	250,646
Common stock options outstanding	3,263,733
Common stock options available for future grant	462,685

Total common shares reserved for future issuance	3,977,064

8. Stock Compensation Plans

Equity Incentive Plans

Our 2012 Stock Option Plan, or the 2012 Plan, provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights, and performance awards to employees, directors, and consultants. Option grants under the 2012 Plan generally have a ten-year term, vest over four years and are exercisable immediately, subject to a repurchase right that lapses as the option vests. Options to purchase 55,516 shares of our common stock had been exercised prior to vesting under the 2012 Plan, of which 29,622 shares were unvested and subject to repurchase as of September 30, 2014. We have not repurchased any shares related to these early exercises for which our repurchase liability was $149,000 as of September 30, 2014.

Our 2014 Equity Incentive Plan, or the 2014 Plan, became effective on the close of the IPO and replaces the 2012 Plan with respect to future awards. The 2014 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units to employees, directors, and consultants. Option grants under the 2014 Plan generally have a ten-year term and vest over four years. Shares available for grant under the 2014 Plan include any shares remaining available or becoming available in the future under the 2012 Plan due to cancellation or forfeiture. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder beginning upon the effective date of our IPO, and on each annual anniversary of the effective date of the IPO, equal to the lower of:

•	1,200,000 shares of our common stock;

•	3% of the outstanding shares of our common stock on the second-to-the-last day prior to each anniversary date of the effectiveness of our IPO; or

•	an amount as our board of directors may determine.

As of September 30, 2014, the aggregate number of shares that may be issued under the 2012 and 2014 Plans is 3,726,418.

The following table summarizes employee and nonemployee stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	3,098,573	$6.71
Granted	211,245	$15.89
Exercised	(119)	$12.49
Forfeited	(45,966)	$8.46

Outstanding as of September 30, 2014	3,263,733	$7.08	8.19	$43,796,123

Options vested and expected to vest as of September 30, 2014	3,258,131	$7.08	8.19	$43,722,647

Options exercisable as of September 30, 2014	3,131,179	$6.55	8.13	$43,421,753

Stock-based Compensation Expense

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was $11.08 and $5.67, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and nonemployees:

	Nine Months Ended September 30,
	2014	2013
Employees:
Risk-free interest rate	1.60% - 1.88%	0.76% - 0.91%
Expected dividend yield	0%	0%
Expected volatility	81% - 85%	100%
Expected term of options (years)	6	5
Fair value of common stock	$7.55 - $24.04	$6.82 - $9.94

Nonemployees:
Risk-free interest rate	0.11% - 1.20%	0.15% - 0.67%
Expected dividend yield	0%	0%
Expected volatility	73% - 85%	100%
Expected term of options (years)	1 - 4	1 - 4
Fair value of common stock	$11.31 - $27.24	$6.82 - $9.94

Valuation Analyses

Due to our management’s and board of directors’ decision to pursue an IPO, coupled with our belief that we could reasonably estimate the form and timing of potential liquidity events, we utilized a Probability Weighted Expected Return Method, or PWERM, to determine the fair value of our common stock in 2013 and 2014 prior to the completion of our IPO in April 2014. Under this method, the implied fair value of our common stock is estimated based upon an analysis of future values assuming various outcomes. The value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to us as well as the rights of each share class. The possible outcomes considered are based upon an analysis of future scenarios as described below:

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

In determining the implied fair value of our common stock in the IPO scenario, we assumed that the preferred stock then outstanding would be converted into common stock. In allocating value to our common stock in the merger or sale scenario, we first allocated to our outstanding shares of preferred stock the greater of the liquidation preference of the preferred stock and the amount that would have been payable had all such shares of preferred stock been converted to common stock.

There is inherent uncertainty in these estimates and, if we had made different assumptions, the implied fair value of the underlying common stock and amount of our stock-based compensation expense, net loss and net loss per share amounts would have differed.

February 12, 2014 Valuation Analysis

Our analysis considered the following probability-weighted scenarios:

Scenario	Weight
IPO by May 15, 2014	25%
Sale by September 30, 2015	10%
Private company	50%
Dissolution	15%

A discount for lack of marketability was applied for common stockholders of 8%, 20% and 28% for the IPO, sale and private company scenarios, respectively, which resulted in an implied fair value of $7.55 per share. The increase in fair value of our common stock from December 31, 2013 of $5.93 per share was primarily related to the increase in likelihood of an IPO scenario based on progress toward a public offering, coupled with a slight decrease in discount for lack of marketability for the IPO and sale scenarios. These were partially offset by dilution from the issuance of additional shares of our senior redeemable convertible preferred stock in January 2014.

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

Total stock-based compensation expense for employee and nonemployee stock awards to employees and nonemployees recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employees:
Research and development	$194	$84	$517	$141
General and administrative	238	134	642	300

Total	$432	$218	$1,159	$441

Nonemployees:
Research and development	$211	$51	$572	$122
General and administrative	14	22	34	28

Total	$225	$73	$606	$150

As of September 30, 2014, there was $5.5 million of total compensation cost related to unvested stock option awards not yet recognized, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

9. Subsequent Event

In October 2014, we completed a follow-on public offering selling 2,000,000 shares of our common stock at $17.50 per share and received net proceeds of $32.6 million after underwriters’ discounts and commissions. In addition, we incurred $540,000 in estimated offering expenses, resulting in total estimated costs of $3.0 million and net estimated offering proceeds to us of approximately $32.0 million. In November 2014, the underwriters exercised a portion of their option and purchased an additional 50,000 shares of our common stock at $17.50 per share. As a result, we received an additional $0.8 million in net proceeds after underwriters’ discounts and commissions, for total net proceeds from the follow-on public offering of $32.8 million, net of discounts, commissions and estimated costs, from the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q, our final prospectus filed with the Securities and Exchange Commission, or SEC, on April 17, 2014, relating to our Registration Statement on Form S-1 (File No. 333-191711) for our initial public offering, and our final prospectus filed with the SEC on October 3, 2014, relating to our Registration Statement on Form S-1 (File No. 333-198863) for our follow-on public offering. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Vital Therapies” refer to Vital Therapies, Inc. and its subsidiaries.

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

Overview

We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of acute liver failure. Our product candidate, the ELAD System, is an extracorporeal bio-artificial liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. The ELAD System is the only bio-artificial liver support system containing immortal human liver-derived cells, or C3A cells, to enter Phase 3 clinical trials. We designed the ELAD System to supplement key aspects of normal liver function to improve patient survival. We estimate that at least 40,000 patients annually in the United States experience forms of acute liver failure, such as acute-on-chronic, surgically-induced and fulminant liver failures, for which the ELAD System may be a life-saving therapy. Outside of liver transplant, which is severely limited by availability of organs and not available to many patients, the current standard of care for acute liver failure is primarily focused on the management of complications, which does not restore lost liver function and is associated with a high rate of mortality. The ELAD System has received orphan designation in the United States and Europe for the treatment of patients with acute liver failure. This designation provides tax credits for qualified clinical testing, seven years of market exclusivity in the United States, and ten years of market exclusivity in Europe for the first orphan drug approved for a given indication. However, orphan designation does not alter the standard regulatory requirements or the process for obtaining marketing approval.

We are currently enrolling subjects in one Phase 3 clinical trial, have regulatory allowance and sites open for enrollment in a second Phase 3 trial, and also have initiated a Phase 2 clinical trial, each in forms of acute liver failure. In March 2013, we initiated VTI-208, a Phase 3 open-label randomized, controlled clinical trial in 200 subjects with alcohol-induced liver decompensation, or

AILD. As of November 12, 2014, 175 subjects had been enrolled in this trial and 51 clinical sites were open for enrollment. In addition, we have obtained regulatory allowance in the United States, United Kingdom, and Spain to begin enrolling subjects in our second Phase 3 randomized, controlled clinical trial, VTI-210, in subjects with severe acute alcoholic hepatitis, or AAH. We recently requested regulatory guidance from the Scientific Advice Working Party, or SAWP, of the European Medicines Agency, or EMA, on VTI-210 and, based on the response, we have modified the trial protocol to expand to AAH diagnosis without biopsy and to stratify subjects into groups based on AAH diagnosis either by biopsy or by clinical grounds without biopsy. We have also modified the statistical plan to allow for an event-driven clinical design (a statistical plan that allows the study sample size to be adjusted according to aggregate mortality) with a minimum of 150 subjects. We expect the enrollment of subjects in the modified VTI-210 protocol to begin in the fourth quarter of 2014 and as of November 12, 2014, nine clinical sites were open for enrollment. Finally, we have enrolled our first patient in VTI-212, a single-arm clinical trial, which has been modified to enroll 40 subjects with fulminant hepatic failure, referred to as FHF, and surgery-induced acute liver failure, referred to as SILF.

Vital Therapies, Inc. was formed in May 2003 to acquire the assets of VitaGen (formerly Hepatix) in a bankruptcy proceeding. Our predecessor companies developed the ELAD System, completing two pilot trials in acute liver failure and two randomized, controlled Phase 1 and Phase 2 trials in FHF, but failed to attract funds sufficient to continue development of the ELAD System. Beginning in June 2003, we refocused the company to pursue regulatory approval and commercialization of the ELAD System in China. In 2007, we completed a pivotal trial in acute liver failure in subjects principally with viral hepatitis in China, and we submitted an application for marketing in China. Our application is still under review in China; however, we do not expect approval in China until we have approval in the United States.

We restarted our clinical program in the United States and Europe in 2008. Since then, we have run two Phase 2 trials and selected AILD and AAH as indications for our Phase 3 pivotal trial program in the United States and Europe. We have also made significant improvements in the ELAD System bedside unit and our proprietary cartridge cell growth production process, including (i) the incorporation of an updated version of the cardiovascular base unit that has improved features, functionalities and reliability; (ii) new and improved cartridges for ultrafiltrate, cell filters and the ELAD cartridges; (iii) tubing sets that have been optimized to recirculate smaller volumes of ultrafiltrate and blood through the system to reduce the risk of clotting and other potential adverse side effects; and (iv) improvements to our cell culture and growth processes to reduce cost and increase manufacturing efficiency and yield.

We have incurred net losses since inception of $136.9 million through September 30, 2014. We anticipate that we will continue to incur increasing losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or accuracy of future expenses, when product approval for the ELAD System might occur, or when profitability may be achieved or sustained.

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

In October 2014, we completed a follow-on public offering selling 2,000,000 shares of our common stock at $17.50 per share and received net proceeds of $32.6 million after underwriters’ discounts and commissions. In addition, we incurred $540,000 in estimated offering expenses, resulting in total estimated costs of $3.0 million and net estimated offering proceeds to us of approximately $32.0 million. In November 2014, the underwriters exercised a portion of their option and purchased an additional 50,000 shares of our common stock at $17.50 per share. As a result, we received an additional $0.8 million in net proceeds after underwriters’ discounts and commissions, for total net proceeds from the follow-on public offering of $32.8 million, net of discounts, commissions and estimated costs, from the offering.

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

We anticipate that our research and development expenses will increase as we conduct our Phase 3 clinical trials of the ELAD System and begin the regulatory approval process for commercialization over the next several years.

We do not track our employee and facility related research and development costs by clinical trial, as we typically use our employee and infrastructure resources across multiple clinical trials and the allocation of such costs would be arbitrary and would not provide a meaningful assessment.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, information technology, marketing, and legal functions. Other general and administrative expenses include facility costs, stock-based compensation, and professional fees for legal, consulting, accounting and tax services.

We anticipate that our general and administrative expenses will increase for primarily the following reasons:

•	increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

•	expansion of our facilities to support our growth;

•	to support our business activities, which we expect to expand as we continue the development of the ELAD System; and

•	to build a marketing, reimbursement, training and support team before we receive regulatory approval of the ELAD System in anticipation of commercial launch.

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes our operating expenses for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Operating expenses:
Research and development	$10,244	$6,163	$4,081	66%
General and administrative	2,566	3,002	(436)	(15%)

Total operating expenses	$12,810	$9,165	$3,645	40%

The $4.1 million increase in research and development expense during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily associated with an increase in our Phase 3 clinical trial activities. The higher costs during the three months ended September 30, 2014 were principally attributable to increases of $1.3 million in fees incurred to clinical sites and other related costs; $941,000 in salaries and wages, stock-based compensation and other compensation related costs due to increased headcount; $1.4 million in third-party consulting; $292,000 in manufacturing supplies and related costs; and $377,000 of facilities related costs, which includes depreciation, computer and equipment costs, utilities and lease expenses. These increases were offset by $154,000 in decreased travel expense due to conferences held in the prior comparable period, but did not recur in 2014.

The $436,000 decrease in general and administrative expense during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was principally attributable to decreases in recruiting expenses of $249,000; reduced consulting, corporate legal expenses and audit fees of $212,000; and $116,000 in lower office expenses associated with the completion of our new corporate headquarters in September 2013. These decreases were offset by higher insurance costs of $149,000 related to corporate insurance coverage increases principally due to becoming a publicly-traded company in the second quarter of 2014.

Other income of $2.2 million principally reflects the revaluation of future purchase rights liabilities in the three months ended September 30, 2013. There was no revaluation of future purchase rights liabilities for the three months ended September 30, 2014 due to the termination of the remaining purchase rights liabilities upon the conversion of all senior preferred stock to common stock in conjunction with the completion of our IPO in April 2014.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table summarizes our operating expenses for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Operating expenses:
Research and development	$28,589	$14,133	$14,456	102%
General and administrative	7,736	7,021	715	10%

Total operating expenses	$36,325	$21,154	$15,171	72%

The $14.5 million increase in research and development expense during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily associated with an increase in our Phase 3 clinical trial activities. The higher costs during the nine months ended September 30, 2014 was principally attributable to increases of $4.8 million in fees paid to clinical sites and other related costs; $3.8 million in salaries and wages, stock-based compensation and other compensation related costs due to increased headcount; $3.2 million in consulting fees; $1.3 million in manufacturing supplies and related costs; $317,000 in travel and seminar expenses; and $994,000 in facilities related costs, which includes depreciation, computer and equipment costs, utilities and lease expenses.

The $715,000 increase in general and administrative expense during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was principally attributable to a $854,000 increase in salaries and wages, stock-based compensation, and other compensation related expenses due to increased headcount to support our operations; higher insurance costs of $405,000 related to corporate insurance coverage increases principally due to becoming a publicly-traded company in the second quarter of 2014; and $90,000 in depreciation associated with a higher asset base against the prior comparable period. These increases were partially offset by a $603,000 reduction in recruiting costs from the comparable 2013 period.

Other income (expense) primarily reflects the $2.6 million recognized as other income for the revaluation of future purchase rights liabilities for the nine months ended September 30, 2014 as the remaining purchase rights liabilities terminated in conjunction with the completion of our IPO in April 2014. Other expense of $1.3 million in the nine months ended September 30, 2013 reflects the revaluation of future purchase rights liabilities for the period.

Liquidity and Capital Resources

To date, we have not generated significant revenues attributable to the ELAD System. We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $136.9 million as of September 30, 2014. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

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

In October 2014, we completed a follow-on public offering selling 2,000,000 shares of our common stock at $17.50 per share and received net proceeds of $32.6 million after underwriters’ discounts and commissions. In addition, we incurred $540,000 in estimated offering expenses, resulting in total estimated costs of $3.0 million and net estimated offering proceeds to us of approximately $32.0 million. In November 2014, the underwriters exercised a portion of their option to purchase an additional 50,000 shares of our common stock at $17.50 per share. As a result, we received an additional $0.8 million in net proceeds after underwriters’ discounts and commissions, for total net proceeds from the follow-on public offering of $32.8 million, net of discounts, commissions and estimated costs, from the offering.

As of September 30, 2014, we had cash and cash equivalents of approximately $79.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of September 30, 2014, such balances were held in cash and money market funds.

The following table shows a summary of our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash (used in) provided by:
Operating activities	$(30,432)	$(18,513)
Investing activities	(1,857)	12,434
Financing activities	73,195	32,757

Operating Activities

During the nine months ended September 30, 2014, operating activities used $30.4 million of cash. The use of cash was primarily related to our net loss of $33.7 million adjusted for noncash income of $2.6 million related to the revaluation of future purchase rights liabilities, noncash charges of $853,000 and $1.8 million for depreciation and stock-based compensation, respectively, and $3.2 million of net changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2014 consisted primarily of an increase of $3.7 million in accrued liabilities, reflecting an increase in clinical activities and related research and development expenditures, partially offset by an increase of $406,000 from other current assets and prepaid expenses and a decrease of $142,000 in accounts payable since the beginning of the year. The net increase in other current assets and prepaid expenses was attributable to a reduction in prepaid clinical costs of $252,000 related to the utilization of prepayments to our CROs, offset by an increase of $587,000 in prepaid expenses primarily attributable to payments on corporate insurance policies.

During the nine months ended September 30, 2013, operating activities used $18.5 million of cash. The use of cash primarily related to our net loss of $22.5 million, partially offset by $2.5 million of noncash charges related to the revaluation of future purchase rights, depreciation, deferred rent, and stock-based compensation and $1.5 million of net changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2013 consisted primarily of an increase of $2.5 million in accounts payable and accrued liabilities, due primarily to an increase in clinical activities and the timing of payments made by us to vendors, partially offset by an increase of $685,000 in prepaid clinical costs, $198,000 increase in lease deposits, and $112,000 related to other prepaid expenses.

Investing Activities

During the nine months ended September 30, 2014, investing activities used $1.9 million of cash, primarily related to $1.4 million in purchases of capital equipment for manufacturing and clinical areas and a net increase of $492,000 in restricted cash requirements. The net increase in our restricted cash is primarily related to an increase in our clinical trial obligations of $778,000, which was offset by $288,000 related to the elimination of certain restrictions associated with the Junior Preferred Stock Purchase Agreement.

During the nine months ended September 30, 2013, investing activities provided $12.4 million of cash, primarily related to sales of short-term investments of $17.0 million, partially offset by $3.0 million of purchases of short-term investments, $1.2 million in purchases of capital equipment, and $390,000 related to the changes in restricted cash requirements associated with our clinical trial obligations and certain provisions associated with the Junior Preferred Stock Purchase Agreement.

Financing Activities

During the nine months ended September 30, 2014, financing activities provided $73.2 million of cash, which included $55.0 million in net proceeds from our IPO and $18.2 million in net proceeds from the sale of senior redeemable convertible preferred stock. In April 2014, we completed our IPO selling 4,500,000 shares of our common stock at $12.00 per share with the underwriters exercising their option to purchase an additional 675,000 shares for $12.00 per share in May 2014 for total net proceeds of $55.0 million during the second quarter of 2014. The sale of senior redeemable convertible preferred stock occurred during the first quarter of 2014 and included the issuance of 555,000 shares of senior redeemable convertible preferred stock at $8.00 per share for net proceeds of $4.3 million under our Senior Preferred Stock Purchase Agreement. Additionally, in January 2014, we completed a private placement to new investors of 1.5 million shares of our senior redeemable convertible preferred stock at a price of $8.00 per share for net proceeds of $12.0 million. A pre-emptive rights offering, triggered by the private placement, raised a further $1.9 million in net proceeds from the sale of 241,016 shares of our senior redeemable convertible preferred stock at a price of $8.00 per share.

During the nine months ended September 30, 2013, financing activities provided $32.8 million of cash, primarily related to the sale of additional senior preferred stock of $34.1 million, net of offering costs, offset by $1.7 million of deferred financing costs related to our initial public offering that was completed in April 2014.

We have not completed development of the ELAD System. We expect to continue to incur significant expenses and operating losses for at least the next several years. Based on our current business plan, we believe that our existing cash and cash equivalents as of September 30, 2014, along with the net proceeds of our common stock offering completed in October 2014 and the underwriters’ exercise of a portion of their option in November 2014, will be sufficient to fund our operations into the fourth quarter of 2016, assuming we do not begin building any significant commercial infrastructure during the period. A decision to build commercial infrastructure will be based on a variety of factors, most importantly the outcome of our clinical trials. In particular, we believe that the net proceeds from this offering and our existing cash and cash equivalents will be sufficient to fund development through the completion of enrollment and receipt of topline data from our VTI-208 Phase 3 clinical trial, our VTI-210 Phase 3 clinical trial (assuming a 150 subject trial), and our VTI-212 Phase 2 clinical trial. The amounts and timing of our actual expenditures depend on numerous factors, including the rate of subject enrollment in our clinical trials, filing requirements with various regulatory agencies, clinical trial results, and any unforeseen cash needs.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including, but not limited to:

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

Off-Balance Sheet Arrangements

Through September 30, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

During the third quarter of 2014, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our final prospectus filed with the SEC on April 17, 2014, relating to our Registration Statement on Form S-1 (File No. 333-191711) for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to disclosure in the related notes. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and early application is permitted. We intend to apply ASU 2014-15 beginning with the first quarter of fiscal year 2016.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915)—Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which eliminates the concept of a development stage entity in its entirety from current accounting guidance, and provides for certain amendments to the consolidation guidance in Topic 810 in the Accounting Standards Codification, or ASC. Prior to the issuance of this guidance, we were considered a development stage entity and as a result we included certain inception-to-date disclosures in our financial statements. The guidance related to the elimination of the concept of a development stage entity is effective for public companies for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment of the consolidation guidance in Topic 810 is effective for public companies for annual reporting periods beginning after December 15, 2015. Early adoption of the new standard is permitted. ASU No. 2014-10 was adopted by us during the quarter ended June 30, 2014. As such, all inception-to-date disclosures have been removed from these condensed consolidated financial statements.

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

We are progressing in the costly and challenging process of compiling the systems and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing or any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are designed and operating effectively, which could result in a loss of investor confidence in the accuracy and completeness of our financial reports. This could cause the price of our common stock to decline and we may be subject to investigation or sanctions by the SEC.

Our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” based on the exemptions contained in the Jumpstart Our Business Startups Act, or JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied that our internal controls over financial reporting are designed and operating effectively to prevent or detect a material misstatement to the financial statements. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures or hiring accounting or internal audit staff.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal controls over financial reporting as described above. Notwithstanding the existence of the material weaknesses described above, management believes that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and annual periods presented in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any litigation and we are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our company or deciding to maintain or increase your investment, you should consider carefully the risks and uncertainties described below, together with all information contained in our final prospectus filed with the Securities and Exchange Commission, or SEC, on October 3, 2014, relating to our Registration Statement on Form S-1 (File No. 333-198863) for our follow-on public offering. The risks and uncertainties described below and in our other filings are not the only ones we face. If one or more of the following risks are realized, our business, financial condition and results of operations and prospects could be materially and adversely affected. In that event, the market price for our common stock could decline and you may lose your investment.

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

The ELAD System is designed to improve survival rates of patients with acute liver failure. The ELAD System is a novel product candidate whose safety, efficacy and other attributes have not been demonstrated in well-designed, large scale, clinical trials and are not fully understood. As a cell-based therapy, the ELAD System’s mechanism-of-action is complex and we cannot be certain that our currently-targeted indications of AILD, AAH, FHF and SILF in the United States and Europe, and viral hepatitis (predominantly hepatitis B) in China represent suitable applications for the ELAD System, or even ones where the ELAD System therapy can or will ultimately be shown to be safe and effective in well-designed clinical trials necessary to support regulatory approval in any jurisdiction. For example, the U.S. Food and Drug Administration, or FDA, has expressed concern about the open-label design of study VTI-208, our pivotal study in AILD, and the need to apply a consistent standard of care and to standardize post-discharge care, both being issues that could significantly confound the study results, impact morbidity and mortality and cause the FDA or other regulatory authorities to require that we repeat clinical trials with different trial designs. Finally, even if the ELAD System is proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization will be successful. If the ELAD System should fail at any stage in our clinical trials or at the marketing stage, our business and operating results and financial condition will be materially and adversely affected.

We cannot give any assurance that we will successfully complete the ELAD System’s clinical development, or that the ELAD System will receive regulatory approval in a timely fashion or at all.

We must be evaluated in light of the uncertainties and complexities affecting a clinical-stage, combination product, biologic and medical device company. We have not completed clinical development for any of the ELAD System’s potential indications in the United States or Europe where the ELAD System is regulated as a combination biologic and medical device, and a combined somatic cell Advanced Therapy Medicinal Product, respectively. We are conducting two Phase 3 clinical trials and a Phase 2/3 clinical program designed to establish the safety and efficacy of the ELAD System and to support approval in the United States and Europe. These clinical trials are expected to be performed in subjects with AILD, AAH, FHF and SILF. Any additional indications we elect to pursue will require the initiation and completion of additional Phase 3 clinical trials demonstrating safety and efficacy for each such indication. For example, the FDA has noted its view that preliminary clinical evidence, at this time, does not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. There is no guarantee that our clinical trials will be completed in a timely fashion or succeed. Our ability ultimately to reach profitability is critically dependent on our future success in obtaining regulatory approval for the ELAD System. However, there is no guarantee that our clinical trials will be successful, or that regulators will approve the ELAD System in a timely manner, or at all.

If we fail to obtain regulatory approval as anticipated in the United States and Europe, our business would be harmed.

We require regulatory approval for each indication we are seeking before we can market and sell the ELAD System in a particular jurisdiction for such indication. Our ability to obtain regulatory approval of the ELAD System depends on, among other things, successful completion of clinical trials, and demonstrating efficacy with statistical significance and acceptable safety in humans. The results of our current and future clinical trials may not meet the FDA, the European Medicines Agency, or EMA, or other regulatory agencies’ requirements to approve the ELAD System for marketing under any specific indication, and these regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. For example, the FDA has noted its view that preliminary clinical evidence, at this time, does not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. As such, we may need to conduct more clinical trials than we currently anticipate and upgrade our manufacturing processes and facilities, which may require significant additional time and expense, which could delay or prevent approval. If we fail to obtain regulatory approval in a timely manner, our commercialization of the ELAD System would be delayed and our business would be harmed.

If we are able to secure marketing approval, our commercial success will be determined by our ability to obtain acceptable pricing and reimbursement for the ELAD System therapy.

Therapies such as the ELAD System are paid for primarily by private and government insurance, although in some markets payment may be made by private individuals and their families. Reimbursement policies and decisions for medical products is a highly bureaucratic, politicized and regulated process and includes consideration of factors such as cost effectiveness and patient benefit. There is great pressure from government and third-party payors to reduce costs. Furthermore, there are no therapies approved to restore liver function and the lack of an established reimbursement structure introduces additional uncertainty with regard to reimbursement for the ELAD System. Although we have commissioned a report from pricing study and reimbursement specialists that concluded we should target a commercial price between $150,000 and $275,000 for ELAD therapy in the United States, we do not know whether this price is achievable or sustainable. We have not yet determined a target commercial price for ELAD therapy either within or outside of the United States, but believe it may be difficult to sustain a commercial price outside of the United States at or above the commercial price in the United States. We will have no control over the pricing that is set by the government or private insurers, assuming we are able to secure marketing approval for the ELAD System. In markets where payment will be made by private individuals and their families, we cannot predict if such private payors will be prepared to pay an acceptable price.

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

We are a clinical-stage company and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $32.7 million for the year ended December 31, 2013, and $33.7 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $136.9 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. We do not expect to earn revenues until late 2016 at the earliest, and anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods and we may need to raise additional capital.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2013, we had net operating loss, or NOL, carryforwards of approximately $37.3 million and $35.8 million, net of estimated limitations caused by certain ownership changes under Section 382 of the Internal Revenue Code for federal and state income tax purposes, respectively. In general, under Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We believe our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo an ownership change, including in connection with our public offerings, our ability to utilize NOLs could be further limited. Future changes in our stock ownership, some of which are outside of our control, could also result in additional ownership changes under Section 382. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability.

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

We are currently undertaking our first pivotal clinical trials for the ELAD System. While the endpoints and populations for the pivotal trials are derived from results of initial studies and medical literature, in none of those prior studies have we demonstrated an effect in the population and on the endpoints prospectively described in the study plan. The pivotal trials are primarily based on trends derived from post-hoc, retrospective analyses of data subsets. Our prior clinical trials of the ELAD System in AILD were not powered to, and did not, demonstrate statistically significant improvement over standard of care in the primary endpoint of 90-day survival. Similarly, our prior clinical trials of the ELAD System in FHF did not demonstrate statistically significant improvement in the primary endpoint of 28-day survival. The lack of statistical significance could be attributed to various factors including the lack of power to demonstrate significance, the design of the studies or the lack of an ELAD System treatment benefit. Although we did complete a pivotal clinical program in acute liver failure (principally hepatitis) in China in 2007, the underlying clinical trial was terminated early by the lead hospital due to achievement of safety and efficacy goals and a determination that it was unethical to continue. We are now in the process of conducting a pivotal program for the United States and Europe. We have not yet completed a pivotal clinical trial program of the size and complexity of our currently planned pivotal program for the United States and Europe and we cannot provide any guarantee that we will successfully complete such a program. If this pivotal program is completed, there can be no assurance that the data generated can be used to support marketing approval for any indication in the United States or Europe. If our Phase 3 clinical trials do not achieve statistical significance for the primary endpoint, we will not receive marketing approval and we will not be able to commercialize the ELAD System.

The results of previous clinical trials may not be predictive of future results.

Positive results from our prior clinical trials, including either statistical significance in some endpoints or trends towards statistical significance in other endpoints, should not be relied upon as evidence that our current or future clinical trials will necessarily succeed. While we believe that we have learned valuable lessons from the results of prior trials and have attempted to use these lessons to guide our design of current and future clinical trials, there can be no guarantee that these lessons are correct or that we will effectively incorporate them into the design of current and future clinical trials. For example, our primary endpoint in VTI-208, survival through at least 91 days, is based on the results of a subset of subjects in VTI-206. Though that subset showed a trend toward increased survival at 90-days, it consisted of only 29 subjects. The FDA has noted its belief that this preliminary clinical evidence does not indicate that our product may demonstrate a substantial improvement over standard of care. We cannot provide any guarantee that our current and future clinical trials will provide statistically significant data sufficient to support regulatory approval.

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

Random variation or changes in standard of care could cause our clinical trials to be delayed and/or fail.

Regulatory authorities worldwide have adopted the standard that, to gain marketing approval, clinical trials should produce a result that has less than a 5% probability of being due to random variation. There is no assurance that any of our clinical trials will meet that standard. In addition, we have designed all of our clinical trials to be judged by a survival primary endpoint, which may be difficult to achieve for many reasons, including unanticipated survival rates of control subjects due to random variations, deficiencies in our exclusion and inclusion criteria, and the standard of care of the subjects, which may vary from site to site and country to country and is continuously evolving. For example, FDA has expressed concern that the VTI-208 study may not be adequately designed to provide convincing evidence of efficacy if there are significant differences in how the ELAD System subjects and controls are treated during the treatment period and after hospital discharge. Variations in length of hospital stay, rates of hospital re-admission, alcohol recidivism rates, nutritional support, and concomitant medications, which are not within our control, could significantly confound the study results and call into question whether any difference in survival is due to the ELAD System or to these factors. Moreover, evolution in the standard of care for the treatment of patients with acute forms of liver failure could make our trials difficult to enroll and interpret. For instance, at the American Association for the Study of Liver Disease (AASLD) meeting on November 10, 2014, results for the Steroids or Pentoxifylline for Alcoholic Hepatitis, or STOPAH, clinical trial were presented that may have an impact on our trials. STOPAH enrolled 1,103 subjects with alcoholic hepatitis at 65 sites in the United Kingdom, but failed to demonstrate any significant benefit in the primary analysis of overall survival for subjects treated with either steroids, pentoxifylline or a combination of the two at one, three or 12 months, compared with placebo. In a secondary, multivariate analysis of the data, a small benefit was observed for those subjects taking steroids at one month, although this benefit was not seen in multivariate analyses at either three months or at 12 months. Since our ongoing VTI-210 clinical trial requires subjects to have been pre-treated with steroids before randomization, clinical data from trials such as STOPAH could affect enrollment in, or cause us to modify our VTI-210 clinical trial. Any of these factors, which are beyond our control, could materially and adversely affect the results of our Phase 3 clinical trials and prevent us from gaining regulatory approval of our ELAD System therapy. In addition, even if the results of our clinical programs are positive, our inability to control or adequately account for these factors between treatment arms could cause the FDA or other regulatory authorities to determine that the results are not adequate to support marketing approval.

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

All extracorporeal therapy systems cause a decline in blood platelets, which can lead to coagulation problems and uncontrolled bleeding because platelets are critical to the formation of blood clots. Patients with acute liver failure generally have serious blood clotting problems since the liver produces most of the body’s blood clotting proteins. These patients therefore have wide variations in their ability to coagulate their blood. To minimize blood clotting issues during ELAD treatment, some patients require an infusion of small amounts of anti-coagulant therapy, which can aggravate bleeding. Because every patient is different, the need for anti-coagulant therapy is not predictable and must be established during therapy, a process that can affect the course of the therapy. The risk of uncontrolled bleeding may be addressed during the ELAD System therapy by administering platelet transfusions to patients whose platelets drop below a safe level or by administering blood coagulation factors. However, there have been cases of uncontrolled bleeding during and after the ELAD System therapy. Additionally, some patients have abnormal red blood cells, which have weakened cell walls subject to rupture by physical force, a process known as hemolysis. The physical force exerted on the red blood cells by the ultrafiltrate generator in the ELAD System line can, in some cases, be enough to cause hemolysis which, if not arrested, can be fatal. The incidence of hemolysis was approximately 2% in the acute liver failure patients enrolled in our prior clinical trials.

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

Our current and future clinical trials must be conducted in accordance with regulations governing clinical studies, and are subject to oversight by the FDA, foreign governmental agencies, ethics committees and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials may require large numbers of test subjects. Changes in regulatory requirements may occur at any time and we may need to amend clinical trial protocols to reflect such changes. In addition, we may voluntarily amend our protocols, as we did for VTI-210. Amendments may require us to resubmit our clinical trial protocols to ethics committees or IRB’s for reexamination, which may impact the costs, timing or successful completion of the underlying trial.

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

The ELAD System could fail to receive regulatory approval for many reasons, including the following:

•	the FDA may disagree with the design or implementation of our clinical trials or study endpoints. For example, it has expressed concern about the open-label design and multiplicity of confounding variables, including the need for delineating the standard of care that both treatment and controls will receive during our studies;

•	we may be unable to demonstrate to the satisfaction of the FDA that the ELAD System is safe and effective for its proposed indications or that the ELAD System provides significant clinical benefits;

•	the results of our clinical trials may not meet the level of statistical significance required by the FDA for approval or may not support approval of a label that could command a price sufficient for us to be profitable;

•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials. For example, the FDA has stated there are insufficient preclinical and clinical data to determine whether the ELAD System has the potential to provide a clinically meaningful improvement in liver function;

•	the opportunity for bias in the clinical trials as a result of the open-label design may not be adequately handled and may cause our trial to fail;

•	the ELAD System may be subject to an FDA advisory committee review, which is triggered by an FDA request, which is solely within the FDA’s discretion, which may result in unexpected delays or hurdles to approval;

•	the FDA may determine that the manufacturing processes at our facilities or facilities of third party manufacturers with which we contract for clinical and commercial supplies are inadequate;

•	even if VTI-208 is successful in demonstrating a statistically significant improvement over standard of care, in light of the fact that certain confounding factors may be viewed by the FDA as limiting the persuasiveness of the study results, a single Phase 3 clinical trial may not be sufficient to provide the substantial evidence of effectiveness necessary to support regulatory approval, and therefore we may need more than one Phase 3 clinical trial to secure regulatory approval;

•	the FDA has commented that even if one of our Phase 3 clinical trials, including VTI-208, is a statistical and clinical success, a second confirmatory trial that substantiates positive results may be necessary to support a BLA; and

•	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

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

The ELAD System bedside unit is based on a cardiopulmonary bypass system that has been replaced with an updated system, and regulatory authorities may not view the systems as interchangeable.

The ELAD System bedside unit was originally based exclusively on the Sorin Stöckert Perfusion System S3 Double Head Pump Module, a medical device indicated for use during cardiopulmonary bypass surgery. Our prior clinical trials have been carried out using an ELAD System bedside unit based on Sorin’s S3 system. However, Sorin stopped selling the S3 system and replaced it with an updated S5 system. We have carried out testing of an ELAD System bedside unit based on the S5 and we believe that the S3 and S5 systems are equivalent and interchangeable from a clinical and regulatory perspective. We have submitted information to both the U.S. and the European regulatory authorities to support equivalence. Both the S3 and S5 systems are being used in our ongoing clinical trials. There can be no assurance that regulatory authorities will view the S3 and S5 systems interchangeably, or that Sorin will cooperate with us or provide us with the documentation necessary for inclusion in our BLA submission, which will be required to obtain regulatory approval of our ELAD System. If regulatory authorities do not view the S3 and S5 systems as equivalent, or Sorin fails to provide the information necessary for inclusion in our regulatory filings, approval of our ELAD System may be significantly delayed or prevented.

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

The device components of the ELAD System will be reviewed as part of the BLA for the ELAD System. If the manufacturers of those components make modifications, discontinue supplying or are unable to supply sufficient quantities of such components during our clinical testing or after any approval, or if we elect to change a component, we will need to perform validation testing and obtain FDA and other regulatory approval prior to using the modified or replacement component. For example, one of our suppliers had an issue sourcing a raw material that is used in manufacturing of tubing which is a component of the ELAD System. If we had not been able to obtain sufficient quantities of this tubing on a timely basis, we would have had to delay enrollment in our clinical trials until additional supplies became available or we would have been required to validate an alternative tubing to use, which could have delayed our clinical trials and increased our costs. If FDA or any other regulatory body fails to approve use of those modified or replacement devices takes significant enforcement action against the manufacturer or if we are unable to validate a replacement component, we would not be able to complete our clinical trials or, in the future, we might not be able to market or could have to suspend marketing of the ELAD System in certain jurisdictions.

We may be unable to demonstrate that devices cleared for different uses may be safe and effectively used in the ELAD System.

Most device components of the ELAD System have been previously cleared for use by the FDA or other regulatory authorities. However, in some instances, we will be using the components outside the scope of their cleared indications. Other device components have no regulatory approvals. We may need to conduct additional testing to bridge the differences between the cleared indications for use and the proposed use in the ELAD System in order to obtain approval, or we could be required to obtain separate clearance for one or more of the components used in the ELAD System. The failure to provide adequate bridging information or to obtain separate clearance of these device components for use in the ELAD System, if required, could delay or prevent approval of the ELAD System.

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

While the growing of our VTL C3A cells is under our control, the manufacture of all of the other parts and components of the ELAD System are undertaken by third party suppliers. We currently rely on a single source of supply for many critical components, including components of the ELAD System bedside unit, the ultrafiltrate generator cartridges, the media we use to grow and ship our VTL C3A cells, the cartridges in which our VTL C3A cells are grown and the bioreactors that have been developed to grow and store the ELAD cartridges. We are currently investigating additional sources of supply for these components to support future clinical development and, ultimately, commercialization of the ELAD System. If we were to fail to develop additional sources of supply, and a single source of supply of a critical component of the ELAD System were to become unavailable, our ability to continue clinical development or to initiate commercialization of the ELAD System would be severely compromised. In addition, we rely on third party suppliers for the safety of products of human and animal origin that are incorporated in the ELAD System production process and these suppliers could cease to manufacture the components, inadequately test these components, go out of business or otherwise not perform as anticipated. We do not have long-term agreements with our suppliers, and we purchase components on a purchase order basis. For components that are not readily available from other sources, we are subject to the risks that our suppliers will raise their prices or impose other terms or conditions that are less favorable or unacceptable to us.

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

We manufacture and assemble the ELAD System at our facility in San Diego, California. No other manufacturing or assembly facilities are currently available to us, and any additional manufacturing or assembly facilities that we use will need to be approved by regulatory authorities prior to our use. Our facility and the equipment we use to manufacture the ELAD System would be costly to replace and could require substantial lead-time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our research, development and manufacturing for some period of time. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of reserve raw materials and manufactured supplies, may result in the delay of clinical trials or, if approved for sale, the loss of customers, or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Further, our anticipated growth will place additional strain on our organization, employees and third-party suppliers, resulting in an increased need for us to carefully monitor quality. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

Cellular therapy is a complex treatment with multiple variables that are not fully understood. Our VTL C3A cells used in the ELAD cartridges produce hundreds of metabolites. Likewise, the plasma ultrafiltrate formed from blood, which has been treated by our VTL C3A cells in our ELAD cartridges, is a similarly complex material. The composition and stability of the treated blood can be affected by the conditions of its generation in the ELAD System bedside unit and could affect treatment outcomes. For instance, while subjects treated with the ELAD System typically only require a single set of cartridges, some subjects require more than one set during their three to ten day treatment period, which may have implications for not only efficacy, but also cost of goods. While we believe that we have identified the key parameters of the ELAD System VTL C3A cartridges and set them in an appropriate range, it is possible that there are other variables that are important to safety and efficacy that have not been anticipated. We believe that we have set these parameters at realistic levels that can be controlled by the specification set for a supplier and confirmed by us in our quality control procedures, but it is possible that unanticipated complications will emerge.

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

Human clinical trials are very complicated undertakings and working with subjects in acute liver failure is particularly difficult because of the serious nature of the disease and the co-morbidities experienced by the subjects. Not enough is known about the function of the liver to understand the progression of liver disease and any single subject can react differently to the ELAD System therapy. This means that clinical trials done at different times in different groups of subjects may obtain different results. Safety risks not identified in our clinical trials may first appear after we obtain approval and commercialize the ELAD System. Any new post-marketing adverse events may significantly impact our ability to market the ELAD System and may require that we recall and discontinue commercialization of the product. Any of these events will harm our business.

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

The biotherapeutic and medical device industries are highly competitive and we face potential competition from pharmaceutical companies, specialty pharmaceutical, medical device and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat acute liver failure, many companies, universities and research organizations are actively engaged in the discovery, research and development of potential therapies in this field. Several of these entities are engaged in research on cell-based approaches to acute liver failure. Although we are not aware of any ongoing human clinical trials involving potentially competitive product candidates, such trials could be taking place or could begin in the near future. We are not aware of any company that is in human clinical trials with a human cell-based product for the treatment of acute liver failure. At least four companies have prior research work on various human hepatocyte cell lines including Exten Industries, Hepalife Technologies, Fresenius, and Hybrid Organ GmbH. In addition, the University College London, and the University of Amsterdam and its spinout Hep-Art Medical Devices are actively pursuing animal research in this area. Several companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes, although ongoing research in this area is difficult to ascertain. Two commercially available liver dialysis systems, from Baxter International and Fresenius, have undergone extensive clinical development, although both have failed to show an improvement in long-term survival among patients with acute liver failure. Both rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. In addition, there are several drugs available to treat symptoms associated with acute liver failure, including steroids, pentoxifylline and N-acetylcysteine. These three drugs, alone or in combination, are used frequently in patients with acute liver failure. While we are not aware of any of these other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of acute liver failure, it is possible that these trials are occurring without our knowledge and that such a product may get to market much faster than we expect, which could harm our business.

The coverage and reimbursement status of new therapies is uncertain, and failure to obtain adequate coverage and reimbursement for the ELAD System therapy could limit our ability to generate revenue and become profitable.

There is significant uncertainty surrounding the third-party coverage and reimbursement of novel and newly approved therapies, particularly for indications for which there is no current effective treatment or the current standard of care is relatively inexpensive. Due to the novel nature of the ELAD System and the potential for it to offer therapeutic benefit after a single administration of continuous therapy lasting three to ten days, we face additional uncertainty related to coverage and reimbursement. We will depend in large part on the availability of coverage and the establishment of adequate reimbursement levels for the ELAD System from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations. Although we believe that the single largest category of ELAD-appropriate patients are covered by private insurance, followed by Medicaid and then Medicare, this analysis is based on small numbers, may not be accurate, and may change in the future.

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

We may commercialize the ELAD System in countries where the business, economic and political climates are very different from those of the United States. We may not be aware of some of these issues and it may be difficult for a U.S. company to overcome these issues and ultimately become profitable. For instance, we completed our Chinese pivotal clinical trial in 2007 and submitted our data to the China FDA, or CFDA, showing a statistically significant improvement in transplant-free survival among the ELAD System-treated subjects compared with control subjects. However, in the past seven years this application has been neither approved nor rejected and the timing and nature of any potential decision is highly uncertain. Moreover, currency controls are in effect in many foreign countries and could become much tighter in the future, which will hinder our ability to repatriate any profits or capital. These foreign countries may also favor businesses that are owned by nationals of those countries as opposed to foreign-owned businesses operating locally. As a small company, we may not have the resources to engage in the negotiation and time-consuming work needed to overcome some of these potential issues.

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

The insurance industry in many parts of the world is still in an early stage of development. Insurance companies in many countries offer only limited business insurance options. As a result, we may not be able to maintain any liability, hazard or other insurance covering our services, business, operations, errors, acts or omissions, personnel or properties in all countries where we ultimately commercialize the ELAD System. To the extent that we are unable to recover from others for any uninsured losses, such losses could result in a loss of capital and significant harm to our business. If any action, suit, or proceeding is brought against us and we are unable to pay a judgment rendered against us or defend ourselves against such action, suit, or proceeding, our business, financial condition and operations could be negatively affected.

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

We hold a patent in the United States which claims a method of using C3A cells to treat a patient’s blood, which we believe covers the ELAD System therapy. In addition, we have been granted a patent with claims covering an extracorporeal device configuration, which we believe includes our ELAD System, independent of cell-type used. Foreign counterparts of these patents have been issued in Australia, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea and Taiwan and remain under review in certain other jurisdictions, including Europe, Brazil, China, India and the Philippines. In addition to these two U.S. patents, as of November 12, 2014, we hold three additional patents in the U.S., and additional patent applications related to developments in the ELAD System are pending. However, the lifespan of any one patent is limited, and each of these patents will ultimately expire and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover the ELAD System. Furthermore, even if our patents are held to be valid and broadly interpreted, third parties may find legitimate ways to compete with the ELAD System by inventing around our patent. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the United States and Europe where we hope to commercialize the ELAD System have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively prosecute our patents would have a harmful impact on our ability to commercialize the ELAD System in these jurisdictions.

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

Risks Related to Our Capital Requirements and Finances

Our future capital needs are uncertain and we will need to raise additional funds in the future.

We will need to raise substantial additional capital to:

•	complete clinical trials and related regulatory applications;

•	fund our operations;

•	commence and expand the commercialization of our products; and

•	further our research and development.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost and timing of our clinical development activities, in particular the rate of initiation of our clinical sites and the rate of enrollment of our clinical trials;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures, licensing and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations. We do not have any experience with acquiring companies or products. Any cash acquisition we pursue would diminish the proceeds from our public offerings otherwise available to us for other uses, and any stock acquisition would dilute our stockholders’ ownership. While we from time to time evaluate potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any acquisitions or collaborative projects.

Risks Related to Being a Public Company

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. Compliance with these rules and regulations have and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

For as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and financial statements in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will cease to be an “emerging growth company” upon the earliest of: (1) the beginning of the first fiscal year following the fifth anniversary of our initial public offering, or January 1, 2020, (2) the beginning of the first fiscal year after our annual gross revenue is $1.0 billion or more, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

As a public company it is more expensive for us to maintain and obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors may also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail our company of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the 2015 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are in the process of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing or any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective, which could result in a loss of investor confidence in the accuracy and completeness of our financial reports. This could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the Securities and Exchange Commission, or SEC.

We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of our annual report for 2015, and the date we are no longer an “emerging growth company” pursuant to the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied that our internal controls over financial reporting are designed and operating effectively to prevent or detect a material misstatement to the financial statements. To comply with these requirements, we may need to undertake various additional actions, such as implementing new internal controls and procedures or hiring accounting or internal audit staff.

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

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate the control deficiencies that led to our material weakness. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional significant deficiencies or material weaknesses may have been identified. If we are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, or identify any additional significant deficiencies or material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

Risks Related to our Common Stock

If securities or industry analysts do not continue to publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. Although certain equity research analysts currently cover us, we do not have any control of the analysts or the content and opinions included in their reports or whether any such analysts will continue to, or whether new analysts will, cover us for any given period of time. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock has been and is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	clinical data and government approvals relating to the ELAD System;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	disputes or other developments with respect to our intellectual property rights or the intellectual property rights of others;

•	product liability claims or other litigation;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	changes in earnings estimates or recommendations by securities analysts;

•	our ability to meet investors expectations regarding our future operating performance; and

•	media exposure of the ELAD System or products of our competitors;

•	volume and timing of sales of the ELAD System;

•	the introduction of new products or product enhancements by us or our competitors;

•	our ability to develop, obtain regulatory clearance or approval for and market new and enhanced products on a timely basis;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our industry;

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In addition, an active and liquid market may not develop or persist and you may not be able to sell your shares quickly or at the recently reported price. These and other factors may make the price of our stock volatile and subject to unexpected fluctuations.

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

As of November 7, 2014, we had 23,845,220 shares of common stock outstanding, 16,630,178 shares of which are freely tradable (subject in some cases to the provisions of Rules 144 or 701, and our insider trading policy), and 7,215,042 shares of which are subject to lock-up agreements entered into by our executive officers, directors and certain of our security holders in conjunction with our follow-on public offering with the representative of the underwriters and us.

The lock-up agreements entered into with the representative of the underwriters of our follow-on public offering, expire on January 1, 2015, while the lock-up agreements entered into with us, expire following the date of issuance of a press release that includes topline data from our VTI-208 Phase 3 clinical trial. Following the expiration of both lock-up agreements entered into in connection with our follow-on offering (or earlier if permitted by the representative of the underwriters or our board of directors, as applicable), these shares will be eligible for sale in the public market, subject in some cases to compliance with Rule 144 and the manner of sale, volume limitation or notice provisions thereof, as well as our insider trading policy.

Sales of our common stock by our current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock.

In addition, on June 6, 2014, we filed a registration statement on Form S-8 registering 3,732,152 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144. As of September 30, 2014, options to purchase 3,131,179 shares of our common stock were exercisable.

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

With the completion of our initial public offering in April 2014, the underwriters’ over-allotment option in May 2014, and our follow-on public offering in the fourth quarter of 2014, our officers, directors and principal stockholders and their affiliates collectively control approximately 35.7% of our outstanding common stock, and in particular, one stockholder and his affiliates control approximately 28.2% of our outstanding common stock as of November 7, 2014. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

We have broad discretion in the use of proceeds from our public offerings for working capital and general corporate purposes.

The net proceeds of our public offerings will be allocated to fund the continuing clinical development of the ELAD System and the remainder for working capital and other general corporate purposes. Our management has broad discretion over the use and investment of the net proceeds of our public offerings within those categories, and accordingly investors will need to rely upon the judgment of our management with respect to the use of proceeds, with only limited information concerning management’s specific intentions.

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

Our amended and restated certificate of incorporation, bylaws, Fourth Amended and Restated Investors’ Rights Agreement, and Delaware law, contain provisions that might enable our management to resist a takeover, and might make it more difficult for an investor to acquire a substantial block of our common stock. These provisions:

•	authorize our board of directors to issue, without further action by our stockholders, up to 20,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by a supermajority (75%) vote of our directors then in office;

•	specify that our board of directors may amend or repeal our bylaws only pursuant to a supermajority (75%) vote of our directors then in office;

•	specify that our stockholders may amend or repeal our bylaws only pursuant to a supermajority (75% and majority of the minority, if applicable) vote of the outstanding shares of our capital stock;

•	require in general the approval of a supermajority (75% and majority of the minority, if applicable) vote of our outstanding shares of capital stock to amend or repeal certain provisions of our certificate of incorporation;

•	require the approval of a supermajority (75% and majority of the minority, if applicable) vote of our outstanding shares of capital stock to approve the sale or liquidation of the company;

•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that directors may be removed only for cause by a supermajority (75%) vote of our outstanding shares of capital stock;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	provide that in general the number of directors on our board may only be fixed from time to time by a supermajority (75%) vote of our directors then in office;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms; and

•	provide that certain stockholders affiliated with Muneer A. Satter, referred to as the Satter Investors, have rights to nominate up to a specific percentage of our directors (currently 30%) based on the Satter Investors’ ownership percentage in our Company.

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

There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014 (File No. 333-191711), or our prospectus filed with the SEC on October 3, 2014, relating to our registration statement on Form S-1 (File No. 333-198863) for our follow-on offering. We have invested the remaining proceeds from the offering in money market funds. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Title

101.DEF	XBRL Taxonomy Extension Definition Linkbase Database

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2014

VITAL THERAPIES, INC.

By:	/s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting Officer)