Form 10-Q
period 2015-03-31
VITAL THERAPIES INC
filed 2015-05-12
CIK 1280776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of the close of business on April 30, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	24,012,313

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$88,257	$102,238
Restricted cash	1,533	1,592
Other current assets and prepaid expenses	828	986

Total current assets	90,618	104,816
Property and equipment, net	4,108	3,068
Other assets	198	198

Total assets	$94,924	$108,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,128	$1,153
Accrued expenses	9,591	8,875
Other current liabilities	227	250

Total current liabilities	10,946	10,278

Other long-term liabilities	200	241

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at March 31, 2015 and December 31, 2014; 24,010,351 and 23,982,786 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	249,276	248,305
Accumulated other comprehensive income	90	89
Accumulated deficit	(165,590)	(150,833)

Total stockholders’ equity	83,778	97,563

Total liabilities and stockholders’ equity	$94,924	$108,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$11,753	$9,219
General and administrative	3,064	2,657

Total operating expenses	14,817	11,876

Loss from operations	(14,817)	(11,876)

Other income (expense):

Interest income	10	2

Other income (expense), net	49	(2)
Revaluation of future purchase rights liabilities	—	1,128

Total other income (expense)	59	1,128

Net loss	(14,758)	(10,748)

Amortization of deemed dividend	—	(22)
Accretion to redemption value of redeemable convertible preferred stock	—	(3,048)

Net loss attributable to common stockholders	$(14,758)	$(13,818)

Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(24.49)

Weighted-average common shares outstanding, basic and diluted	23,972,599	564,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(14,758)	$(10,748)
Other comprehensive income (loss):
Foreign currency translation	1	(1)

Total comprehensive loss	$(14,757)	$(10,749)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,758)	$(10,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	294	297
Stock-based compensation	803	435
Revaluation of future purchase rights liabilities	—	(1,128)
Other	—	(45)
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	162	(81)
Accounts payable	111	(58)
Accrued expenses	(80)	1,964
Other liabilities	(38)	—

Net cash used in operating activities	(13,506)	(9,364)

Cash flows from investing activities:
Purchases of property and equipment	(674)	(809)
Change in restricted cash	59	(44)

Net cash used in investing activities	(615)	(853)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	18,167
Proceeds from exercise of stock options	139	—
Deferred financing costs	—	(94)

Net cash provided by financing activities	139	18,073

Effect of exchange rate changes on cash and cash equivalents	1	(1)

Net change in cash and cash equivalents	(13,981)	7,855
Cash and cash equivalents, beginning of period	102,238	38,186

Cash and cash equivalents, end of period	$88,257	$46,041

Supplemental disclosure of noncash investing and financing activities:
Deferred financing costs included in liabilities	$—	$336

Accretion to redemption value of redeemable convertible preferred stock	$—	$3,048

Amortization of deemed dividend	$—	$22

Purchase of property and equipment through liabilities	$934	$102

Release of repurchase liability	$26	$26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Financial Statements

Description of Business

We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of liver failure. Our product candidate, currently in Phase 3 clinical trials, the ELAD® System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not realized revenues from our planned principal operations. Our business, operating results, financial condition, and growth prospects are subject to significant risks and uncertainties, including failing to obtain regulatory approval to commercialize and failing to secure additional funding to complete development of and to commercialize our product candidate.

Unaudited Interim Financial Information

The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2015.

Basis of Presentation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission, or the SEC, related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated balance sheet as of December 31, 2014 included in this report has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

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

Restricted Cash

Restricted cash relates to amounts reserved for various clinical trial obligations and lease arrangements.

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

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Historically, our Level 3 liabilities consisted of future purchase rights liabilities. We had no Level 3 assets or liabilities as of March 31, 2015 or December 31, 2014. We estimated the fair value of the future purchase rights using a binomial lattice model depending on the underlying attributes of the future purchase rights, as applicable. See “Future Purchase Rights Liabilities” below.

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the the transfer occurs.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While our current and historical operating losses and negative cash flows are indicators of impairment, we believe that our expected future cash flows to be received support the carrying value of our long-lived assets and, accordingly, have not recognized any impairment losses through March 31, 2015.

Future Purchase Rights Liabilities

In September 2012, we entered into a senior preferred stock purchase agreement pursuant to which we granted the investors the right to purchase additional shares of senior preferred stock. These future purchase rights liabilities were initially recorded at their estimated fair value on the date of issuance as a discount on the underlying preferred stock and were re-measured to reflect changes in the estimated fair value at each reporting date, with any decrease or increase in the estimated fair value being recorded as other income or expense, respectively. The fair value of these liabilities was estimated using a binomial lattice model that was based on the characteristics of the common and preferred stock on the valuation date, probabilities related to our operations and clinical development, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. Changes in the fair value of the future purchase rights fluctuated in conjunction with increases or decreases in the implied fair value of our common stock, and the number of preferred and common shares and future purchase rights outstanding relative to our enterprise value at each reporting date. In April 2014, the remaining future purchase rights terminated upon the conversion of all senior preferred stock to common stock in conjunction with our initial public offering, or IPO, with the remaining balance of the future purchase rights liabilities recorded as other income in our statement of operations for the applicable period

Research and Development

Research and development costs consist primarily of employee-related expenses, contractors, clinical trial sites and contract research organizations engaged in the development of the ELAD System, investigation of the mechanism of action of the ELAD System, expenses associated with obtaining regulatory approvals, and the cost of acquiring and manufacturing clinical trial materials. All research and development costs are expensed as incurred.

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

In the absence of a public trading market for our common stock, we determined the estimated fair value of our common stock using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources and has been reflected as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheets.

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

We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2015 and December 31, 2014, we maintained a full valuation allowance against our entire balance of deferred tax assets.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares that have been issued upon the early exercise of stock options and are subject to future vesting, which was a total of 19,265 and 39,979 shares as of March 31, 2015 and 2014, respectively. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of common stock, and options outstanding under our stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of March 31,
	2015	2014
Redeemable convertible preferred stock	—	16,009,423
Options to purchase common stock	3,233,013	3,143,565
Warrants to purchase common stock	250,646	250,646

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

3. Other Financial Information

Property and Equipment

Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	March 31, 2015	December 31, 2014
Manufacturing and laboratory equipment	$3,179	$3,177
Office furniture and equipment	113	113
Clinical equipment	2,407	2,115
Computer equipment and software	177	152
Leasehold improvements	3,378	3,367
Construction in progress	1,926	922

	11,180	9,846
Less: accumulated depreciation and amortization	(7,072)	(6,778)

Total	$4,108	$3,068

Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $294,000 and $297,000, respectively.

Accrued Expenses

Accrued expenses consist of (in thousands):

	March 31, 2015	December 31, 2014
Accrued clinical and related costs	$6,655	$6,072
Accrued compensation and related taxes	1,551	2,554
Accrued capital costs	845	52
Accrued other	540	197

Total	$9,591	$8,875

4. Commitments and Contingencies

Operating Leases

We lease office, manufacturing and research and development facilities, and equipment under various non-cancellable operating lease agreements through 2017. Facility leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes and routine maintenance. Total rent expense under our operating leases was $225,000 and $183,000 for the three months ended March 31, 2015 and 2014, respectively.

We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Current and long-term deferred rent totaled $130,000 and $200,000 at March 31, 2015, and $126,000 and $241,000 at December 31, 2014, respectively.

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

5. Fair Value

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at March 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$87,601	$87,601	$—	$—

	Fair Value Measurement at December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$101,592	$101,592	$—	$—

There were no liabilities measured at fair value on a recurring basis as of March 31, 2015 or as of December 31, 2014.

We report the change in fair value during each period as a non-operating gain or loss. There were no transfers between Level 1, Level 2 or Level 3 for our assets during the three months ended March 31, 2015.

6. Convertible Preferred Stock and Warrants

Redeemable Convertible Preferred Stock

As a result of our IPO in April 2014, all our outstanding junior and senior preferred stock was converted into common stock on a one-to-one basis. In conjunction with certain sales of our senior preferred stock, we had recorded beneficial conversion amounts associated with the rights of the holders of such preferred stock to convert their preferred stock to common stock. These beneficial conversion amounts were recorded as an offset to additional paid-in capital and were being amortized as a deemed dividend over the redemption period using an effective interest rate method. For the three months ended March 31, 2014, $22,000 was recognized as a deemed dividend and $3.0 million was recognized as an accretion to the redemption value of the redeemable convertible preferred stock.

Warrants

Warrants outstanding and exercisable for 250,646 shares of common stock as of March 31, 2015 have a weighted-average exercise price of $95.21 and expire between February 2016 and September 2019.

7. Common Stock

Stock Reserved for Future Issuance

Shares reserved for future issuance at March 31, 2015 are as follows:

Number of Shares
Common stock options outstanding	3,233,013
Common stock options available for future grant	323,919
Common stock warrants	250,646

Total common shares reserved for future issuance	3,807,578

8. Stock Compensation Plans

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

Our 2012 Plan provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights, and performance awards to employees, directors, and consultants. Option grants under the 2012 Plan generally have a ten-year term, vest over four years and are exercisable immediately, subject to a repurchase right that lapses as the option vests. As of March 31, 2015, options for the purchase of 55,516 shares of our common stock had been exercised prior to vesting, of which 19,265 were unvested and subject to repurchase. During the three months ended March 31, 2015, 5,180 shares vested resulting in a release of the repurchase liability of $26,000. We have not repurchased any shares related to these early exercises for which our repurchase liability was $97,000 as of March 31, 2015.

The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	3,210,693	$7.54
Granted	63,683	$23.68
Exercised	(27,564)	$5.16
Forfeited	(13,799)	$8.00

Outstanding as of March 31, 2015	3,233,013	$7.87	7.8	$55,448,771

Options vested and expected to vest as of March 31, 2015	3,164,500	$7.78	7.8	$54,555,223

Options exercisable as of March 31, 2015	2,958,072	$6.72	7.7	$54,091,498

Stock-based Compensation Expense

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2015 and 2014 was $17.87 and $5.17, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and nonemployees:

	Three Months Ended March 31,
	2015	2014
Employee:
Risk-free interest rate	1.84-1.85%	1.60%
Expected dividend yield	0%	0%
Expected volatility	92.2%	81.0%
Expected term of options (years)	5.9	6.0
Fair value of common stock	$19.75 - $26.13	$7.55

Non-Employees:
Risk-free interest rate	0.15% - 0.36%	0.13% - 0.95%
Expected dividend yield	0%	0%
Expected volatility	60.8% - 70.6%	81.0%
Expected term of options (years)	0.3-1.8	1.0-4.0
Fair value of common stock	$25.01	$11.30

Valuation Analyses

Due to our management’s and board of directors’ decision to pursue an IPO, coupled with our belief that we could reasonably estimate the form and timing of potential liquidity events, we utilized a Probability Weighted Expected Return Method, or PWERM, to determine the fair value of our common stock in the first quarter of 2014, prior to our IPO. Under this method, the implied fair value of our common stock is estimated based upon an analysis of future values assuming various outcomes. The value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to us as well as the rights of each share class. The possible outcomes considered are based upon an analysis of future scenarios as described below:

•	closing of an IPO;

•	sale to a strategic acquirer;

•	continuation as a private company with subsequent liquidation event; and

•	dissolution.

Critical assumptions required to perform the PWERM include the following:

•	Scenarios: Expected future events were identified.

•	Scenario probabilities: Estimates of the probability of occurrence of each event were identified.

•	Valuation: Expected future values under each scenario were estimated.

•	Timing: Expected timing to the event under each scenario was estimated.

•	Risk adjusted discount rates: Risk-adjusted discount rates were selected for each equity class based on the rights and preferences of each equity class and market data.

•	Discounts: Appropriate minority or marketability discounts, if any, required to estimate the per share value of the various equity classes were determined.

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

Total stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Employees
Research and development	$251	$149
General and administrative	327	196

Total	$578	$345

	Three Months Ended March 31,
	2015	2014
Non-employees
Research and development	$217	$85
General and administrative	8	5

Total	$225	$90

As of March 31, 2015, there was $6.3 million and $1.7 million of total compensation cost related to unvested employee and non-employee, stock option awards, respectively, not yet recognized, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years and 2.2 years, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2014. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Vital Therapies” refer to Vital Therapies, Inc. and its subsidiaries.

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

Overview

We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of liver failure. Our product candidate, the ELAD® System, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. The ELAD System is the only bio-artificial liver support system containing immortal human liver-derived cells, or C3A cells, to enter Phase 3 clinical trials. We designed the ELAD System to supplement key aspects of normal liver function to improve patient survival. We estimate that at least 40,000 patients annually in the United States, or U.S., experience the forms of liver failure that may be addressed by ELAD, such as acute-on-chronic, surgery-induced and fulminant liver failures, for which the ELAD System may be a life-saving therapy. Outside of liver transplant, which is severely limited by the availability of organs and not available to many patients, the current standard of care for these forms of liver failure is primarily focused on the management of complications, which does not restore lost liver function and is associated with a high rate of mortality. The ELAD System has received orphan designation in the U.S. and Europe for the treatment of patients with acute liver failure. This designation provides tax credits for qualified clinical testing, seven years of market exclusivity in the U.S., and ten years of market exclusivity in Europe for the first orphan drug approved for a given indication. However, orphan designation does not alter the standard regulatory requirements or the process for obtaining marketing approval.

Vital Therapies, Inc. was formed in May 2003 to acquire the assets of VitaGen (formerly Hepatix) in a bankruptcy proceeding. Our predecessor companies developed the ELAD System, completing two pilot trials in liver failure resulting from acute hepatocellular insult and two randomized, controlled Phase 1 and Phase 2 trials in fulminant hepatic failure, or FHF, but failed to attract funds sufficient to continue development of the ELAD System. Beginning in June 2003, we refocused the company to pursue regulatory approval and commercialization of the ELAD System in China. In 2007, we completed a pivotal trial in subjects suffering from several forms of liver failure, principally viral hepatitis, in China, and we submitted an application for marketing in China. Our application is still under review in China; however, we do not expect approval in China until we have approval in the U.S.

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

VTI-210 is Phase 3 randomized, controlled, open-label clinical trial in subjects with SAAH, who we believe are at a substantially increased risk of mortality. VTI-210 has regulatory allowance in the U.S., United Kingdom, or U.K., Germany and Spain. The statistical plan for VTI-210 provides for an event-driven clinical design (a statistical plan that allows the study sample size to be adjusted according to aggregate mortality) with a minimum of 150 subjects. The primary endpoint of VTI-210 is overall survival up to at least study day ninety-one. As of May 11, 2015, we had enrolled nine subjects in VTI-210 and had 24 clinical sites open for enrollment.

We have also enrolled six subjects in VTI-212, an open-label Phase 2 clinical trial that is part of a Phase 2/3 clinical program in subjects with either fulminant hepatic failure or surgery-induced acute liver failure. We are beginning this program with a Phase 2 single-arm component enrolling 40 subjects, which may later be followed by a randomized, controlled Phase 3 component. Results from the single-arm component will be compared with historical or case-matched controls, and we currently anticipate Phase 2 data in 2016. In the event that randomized or other Phase 3 data are necessary for approval in FHF and SILF, we expect to perform the randomized Phase 3 portion of the program or evaluate other Phase 3 trials, the design of which would be finalized upon analysis of the Phase 2 component.

We incurred net losses since inception of $165.6 million through March 31, 2015. We anticipate that we will continue to incur increasing losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or accuracy of future expenses, when product approval for the ELAD System might occur, or when profitability may be achieved or sustained.

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

We anticipate that our research and development expenses will increase substantially as we continue to conduct our Phase 3 and Phase 2 clinical trials of the ELAD System, expand our research and development activities and pursue regulatory approval.

We do not track our employee and facility-related research and development costs by clinical trial, as we typically use our employee and infrastructure resources across multiple clinical trials and the allocation of such costs would be arbitrary and would not provide a meaningful assessment.

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

We anticipate that our general and administrative expenses will increase for primarily the following reasons:

•	increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

•	expansion of our facilities to support our growth;

•	to support our business activities, which we expect to expand as we continue the development of the ELAD System; and

•	to build a marketing, reimbursement, training and support team before we receive regulatory approval of the ELAD System in anticipation of commercial launch.

Comparison of three months ended March 31, 2015 and 2014

The following table summarizes our operating expenses for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		Change
	2015	2014	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$11,753	$9,219	$2,534	27%
General and administrative	3,064	2,657	407	15%

Total operating expenses	$14,817	$11,876	$2,941	25%

The $2.5 million increase in research and development expense during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily associated with an increase in our Phase 3 clinical trial activities. The increase was principally attributable to $1.2 million in third-party consulting, $899,000 in salaries and wages, stock-based compensation and other compensation related costs due to increased headcount, $572,000 in manufacturing supplies and related costs, $519,000 of facilities-related costs, and $67,000 in travel expenses. These increases were partially offset by a $740,000 reduction in clinical trial costs related to CRO activity and fewer clinical trial enrollees as compared to the same period in 2014.

The $407,000 increase in general and administrative expense during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to a $611,000 increase in salaries and wages, stock-based compensation, and other compensation related expenses due to increased headcount to support our operations, an increase of $148,000 in insurance due to higher costs as a result of becoming a public company in April 2014, an increase of $53,000 for travel and conference-related activities, offset by a $295,000 decrease in legal and audit related expenses and a $118,000 decrease in facilities-related costs.

Other income reflects $1.1 million recognized for the revaluation of future purchase rights liabilities for the three months ended March 31, 2014 as a result of a decrease in the estimated fair value of future purchase rights liabilities associated with our senior preferred stock. All remaining purchase rights liabilities outstanding were exercised or terminated in conjunction with the completion of our initial public offering in April 2014.

Liquidity and Capital Resources

To date, we have not generated significant revenues attributable to the ELAD System. We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $165.6 million as of March 31, 2015. We expect that our research and development and general and administrative expenses will continue to increase through the completion of our Phase 3 clinical trials and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity offerings, debt financings, government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of March 31, 2015, we had cash and cash equivalents of approximately $88.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of March 31, 2015, such funds were held in cash and money market funds.

The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
	(unaudited)
Cash (used in) provided by:
Operating activities	$(13,506)	$(9,364)
Investing activities	(615)	(853)
Financing activities	139	18,073

Operating Activities

During the three months ended March 31, 2015, operating activities used $13.5 million of cash. The use of cash primarily related to our net loss of $14.8 million adjusted for non-cash charges of $803,000 related to stock-based compensation, and $294,000 related to depreciation and amortization.

During the three months ended March 31, 2014, operating activities used $9.4 million of cash. The use of cash primarily related to our net loss of $10.7 million adjusted for several non-cash charges including $1.1 million related to the revaluation of future purchase rights liabilities, non-cash charges of $732,000 related to depreciation and amortization and stock-based compensation, and a $1.8 million net change in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2014 consisted primarily of an increase of $2.0 million in accrued liabilities, reflecting an increase in clinical activities, partially offset by an increase of $81,000 from other current assets and prepaid expenses and of $58,000 from accounts payable. The net increase in other current assets and prepaid expenses was attributable to a reduction in prepaid clinical costs of $297,000 related to the utilization of prepayments to our CROs, offset by an increase in deposits of $67,000 related to a third-party provider of clinical trial personnel in Europe and an increase of $311,000 related to prepaid expenses primarily attributable to the purchase of new corporate insurance policies.

Investing Activities

During the three months ended March 31, 2015, investing activities used $615,000 of cash, primarily related to $674,000 in purchases of capital equipment for manufacturing and clinical areas and a decrease of $59,000 in restricted cash requirements. The net decrease in our restricted cash is related to payments made related to our clinical trial obligations in excess of new clinical trial costs.

During the three months ended March 31, 2014, investing activities used $853,000 of cash, primarily related to $809,000 in purchases of capital equipment for manufacturing and clinical areas and an increase of $44,000 in restricted cash requirements. The increase in our restricted cash is related to an increase in our clinical trial obligations of $332,000, which was offset by $288,000 related to the elimination of certain provisions associated with our junior preferred stock purchase agreement.

Financing Activities

During the three months ended March 31, 2015, financing activities provided $139,000 of cash from the exercise of stock options.

In the three months ended March 31, 2014, financing activities provided $18.1 million of cash, which was primarily related to the sale of senior redeemable convertible preferred stock for net proceeds of $18.2 million, offset by an increase in deferred financing costs of $94,000. In January 2014, we issued 555,000 shares of senior redeemable convertible preferred stock at $8.00 per share for net proceeds of $4.3 million under our senior preferred stock purchase agreement, and completed a private placement to new investors of 1.5 million shares of our senior redeemable convertible preferred stock at a price of $8.00 per share for net proceeds of $12.0 million. Additionally, in February 2014, we completed a pre-emptive rights offering, triggered by the private placement in January 2014, for 241,016 shares of our senior redeemable convertible preferred stock at a price of $8.00 per share for net proceeds of $1.9 million.

Based on our current business plan, we believe that our existing cash and cash equivalents as of March 31, 2015 will be sufficient to fund our operations into the third quarter of 2016, assuming we do not begin building any significant commercial infrastructure during the period. Under this plan, our existing cash and cash equivalents will be sufficient to fund development through the receipt of topline results from our VTI-208 Phase 3 clinical trial; however, we believe we will need additional funds to complete enrollment in both our VTI-210 Phase 3 clinical trial and our VTI-212 Phase 2 clinical trial. However, if the VTI-208 clinical trial is successful and we proceed to file a biologics license application, or BLA and to prepare for market launch, we anticipate increasing our cash burn and raising additional funds. A decision to build commercial infrastructure will be based on a variety of factors, most importantly the outcome of our clinical trials. If the VTI-208 clinical trial results do not support the filing of a BLA, we expect to focus on conserving cash in order to enable completion of the VTI-210 clinical trial. The amount and timing of our actual expenditures also depend on numerous factors, including the rate of subject enrollment in our clinical trials, filing requirements with various regulatory agencies, and any unforeseen cash needs.

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

Off-Balance Sheet Arrangements

Through March 31, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

During the first quarter of 2015, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 20, 2015 for a more complete discussion of our critical accounting policies and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since our presentation set forth in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March  20, 2015.

Item 4. Controls and Procedures

Internal Controls and Procedures

Prior to our initial public offering and in connection with past audits of our financial statements, our independent registered public accounting firm identified and reported adjustments to management. Certain of the identified adjustments in the prior periods were deemed to be the result of internal control deficiencies that constitute material weaknesses in our internal control over financial reporting.

We have not maintained an effective control environment in that the design and execution of our internal controls over financial reporting was limited due to the lack of proper segregation of duties resulting from inadequate staffing levels, the ineffective review over financial transactions, and the maintenance of our books and records. The lack of adequate staffing levels resulted in insufficient time spent on review and approval of certain information used to prepare our financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. Such examples include correct financial statement classification, the valuation of financing transactions entered into during the period, and maintenance of documentation in support of such transactions. These control deficiencies, although varying in severity, contributed to the material weaknesses in the control environment noted by our independent registered public accounting firm.

Although efforts to remediate the existing material weakness are still in progress, management is taking steps to address the causes of our audit adjustments and to improve our internal control over financial reporting, including the implementation of new accounting processes and control procedures and the identification of gaps in our skills base and expertise of the staff required to meet the financial reporting requirements of a public company. We have hired additional accounting personnel who are degreed and experienced accountants, which has enabled us to expedite our month-end close process, thereby facilitating the timely preparation of financial reports. Additionally, the increase in qualified resources has strengthened our segregation of duties. The additional staff has provided additional resources for the review and approval of transactions and the information used to prepare our financial statements, for the preparation and maintenance of documentation, for a better segregation of duties, and for designing and maintaining an effective control environment.

In the first quarter of 2015, we completed the process of compiling and modifying our system of internal controls, preparing or revising documentation, and evaluating the design of our system of internal controls with respect to our operations, reporting, and compliance as determined necessary to comply with Section 404 of the Sarbanes-Oxley Act and consistent with the structure for designing and evaluating the effectiveness of internal controls guidance provided in The Committee of Sponsoring Organizations of the Treadway Commission’s updated framework, Internal Control – Integrated Framework (2013). In addition to adding qualified personnel as discussed above, the principal actions resulting from evaluation have been to formally document and improve our internal controls and to improve the segregation of duties. This includes the documentation of procedures and reviews that were performed but not documented or performed on a timely basis. Over the next several quarters, we plan to test the implementation and operation of, and compliance with, our system of internal controls. Based upon the outcome of our testing, we will take remedial action should issues be identified.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal controls over financial reporting as described above. Notwithstanding the existence of the material weaknesses described above, management believes that the consolidated financial statements in this Quarterly Report Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act), as discussed above, during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ELAD® System is designed to improve survival rates of patients with certain forms of liver failure resulting from hepatocellular insult. The ELAD System is a novel product candidate whose safety, efficacy and other attributes have not been demonstrated in well-designed, large scale, clinical trials and are not fully understood. As a cell-based therapy, the ELAD System’s mechanism-of-action is complex and we cannot be certain that our currently-targeted indications of alcohol-induced liver decompensation, or AILD, severe acute alcoholic hepatitis, or SAAH, fulminant hepatic failure, referred to as FHF, and surgery-induced acute liver failure, referred to as SILF, in the U.S. and Europe, and viral hepatitis (predominantly hepatitis B) in China represent suitable applications for the ELAD System, or even ones where the ELAD System therapy can or will ultimately be shown to be safe and effective in well-designed clinical trials necessary to support regulatory approval in any jurisdiction. For example, the U.S. Food and Drug Administration, or FDA, has expressed concern about the open-label design of study VTI-208, our pivotal study in AILD, and the need to apply a consistent standard of care and to standardize post-discharge care, both being issues that could significantly confound the study results, impact morbidity and mortality and cause the FDA or other regulatory authorities to require that we repeat clinical trials with different trial designs. Finally, even if the ELAD System is proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization will be successful. If the ELAD System should fail at any stage in our clinical trials or at the marketing stage, our business and operating results and financial condition will be materially and adversely affected.

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

We are a clinical-stage company and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $47.7 million and $32.7 million for the years ended December 31, 2014 and 2013, respectively, and $14.8 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $165.6 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. We do not expect to earn revenues until 2017 at the earliest, and anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods and we may need to raise additional capital.

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

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Despite the implementation of security measures, our internal computer systems and those used by our clinical investigators, contract research organizations, or CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. The techniques that could be used by criminal elements or foreign governments to attack these computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Activities in China may be particularly at risk. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. While, to our knowledge, we have not experienced any significant system failure, theft of information, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical development activities. For example, the loss of clinical trial data from ongoing or future clinical trials could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption, theft of information, or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the clinical development and the future development of the ELAD System could be delayed.

Risks Related to the ELAD System’s Clinical Development

We have limited experience in conducting pivotal clinical trials used to support regulatory approval and our prior clinical trials of the ELAD System did not demonstrate a statistically significant improvement in survival, the primary endpoint that is needed to support regulatory approval.

We are currently undertaking our first pivotal clinical trials for the ELAD System. While the endpoints and populations for the pivotal trials are derived from results of initial studies and medical literature, in none of those prior studies have we demonstrated an effect in the population and on the endpoints prospectively described in the study plan. The pivotal trials are primarily based on trends derived from post-hoc, retrospective analyses of data subsets. Our prior clinical trials of the ELAD System in AILD were not powered to, and did not, demonstrate statistically significant improvement over standard of care in the primary endpoint of 90-day survival. Similarly, our prior clinical trials of the ELAD System in FHF did not demonstrate statistically significant improvement in the primary endpoint of 28-day survival. The lack of statistical significance could be attributed to various factors including the lack of power to demonstrate significance, the design of the studies or the lack of an ELAD System treatment benefit. Although we did complete a pivotal clinical program in subjects with liver failure (principally hepatitis) in China in 2007, the underlying clinical trial was terminated early by the lead hospital due to achievement of safety and efficacy goals and a determination that it was unethical to continue. We are now in the process of conducting two Phase 3 clinical programs for the U.S. and Europe. We have not previously completed a pivotal clinical trial program of the size and complexity of our current planned pivotal programs and we cannot provide any guarantee that we will successfully complete such a program. If this pivotal program is completed, there can be no assurance that the data generated can be used to support marketing approval for any indication in the U.S. or Europe. If our Phase 3 clinical trials do not achieve statistical significance for the primary endpoint, we will not receive marketing approval and we will not be able to commercialize the ELAD System.

The results of previous clinical trials may not be predictive of future results.

Positive results from our prior clinical trials, including either statistical significance in some endpoints or trends towards statistical significance in other endpoints, should not be relied upon as evidence that our current or future clinical trials will necessarily succeed. While we believe that we have learned valuable lessons from the results of prior trials and have attempted to use these lessons to guide our design of current and future clinical trials, there can be no guarantee that these lessons are correct or that we will effectively incorporate them into the design of current and future clinical trials. For example, our primary endpoint in VTI-208 is based on the results of a subset of subjects in VTI-206. Though that subset showed a trend toward increased survival up to at least study day ninety-one, it consisted of only 29 subjects. The FDA has noted its belief that this preliminary clinical evidence does not indicate that our product may demonstrate a substantial improvement over standard of care. We cannot provide any guarantee that our current and future clinical trials will provide statistically significant data sufficient to support regulatory approval.

If we fail to select appropriate subjects for our Phase 3 clinical trials or if these subjects do not progress as expected, it will be difficult for us to demonstrate the statistically significant efficacy of the ELAD System therapy necessary to gain approval.

We have designed VTI-208 and VTI-210 in accordance with input provided by regulatory authorities that we must demonstrate a statistically significant improvement in a survival endpoint. VTI-208 includes and VTI-210 will include concurrent control subjects in a 1:1 ratio with treated subjects and all subjects will be included in the statistical analysis. Also, each study is designed to enroll subjects with an expected death rate between 50% and 75% in 30 to 90 days without the ELAD System therapy. It is necessary to select subjects with these death rates in order to be able to determine whether the ELAD System has an effect on treated subjects with a manageable number of subjects in the clinical trial. We monitor certain baseline characteristics of the subjects we are enrolling in our studies (such as age and mean model for end-stage liver disease, or MELD, score) to assess that the population characteristics are similar to those from prior studies in which death rates were in the target range. Although subjects enrolled in VTI-208 have similar ages and MELD scores to AILD subjects enrolled in VTI-206, there is no assurance that these parameters are sufficient to predict survival. Moreover, if we do not succeed in selecting appropriate subjects or if the subjects we select do not progress as expected, we may not be able to be demonstrate statistically significant efficacy of the ELAD System therapy to gain approval.

Random variation or changes in standard of care could cause our clinical trials to be delayed and/or fail.

Regulatory authorities worldwide have adopted the standard that, to gain marketing approval, clinical trials should produce a result that has less than a 5% probability of being due to random variation. There is no assurance that any of our clinical trials will meet that standard. In addition, we have designed all of our clinical trials to be judged by a survival primary endpoint, which may be difficult to achieve for many reasons, including unanticipated survival rates of control subjects due to random variations, deficiencies in our exclusion and inclusion criteria, and the standard of care of the subjects, which may vary from site to site and country to country and is continuously evolving. For example, FDA has expressed concern that the VTI-208 study may not be adequately designed to provide convincing evidence of efficacy if there are significant differences in how the ELAD System subjects and controls are treated during the treatment period and after hospital discharge. Variations in length of hospital stay, rates of hospital re-admission, alcohol recidivism rates, nutritional support, and concomitant medications, which are not within our control, could significantly confound the study results and call into question whether any difference in survival is due to the ELAD System or to these factors. Moreover, evolution in the standard of care for the treatment of patients with acute forms of liver failure could make our trials difficult to enroll and interpret. For instance, in consideration of the results of the Steroids or Pentoxifylline for Alcoholic Hepatitis (STOPAH) study funded by the UK National Institute for Health Research, we modified the VTI-210 trial protocol to allow subject enrollment independent of steroid administration. STOPAH failed to demonstrate any significant benefit in the primary analysis of overall survival for subjects treated with either steroids, pentoxifylline or a combination of the two at one, three or twelve months, as compared with placebo. Any of these factors, which are beyond our control, could materially and adversely affect the results of our Phase 3 clinical trials and prevent us from gaining regulatory approval of our ELAD System therapy. In addition, even if the results of our clinical programs are positive, our inability to control or adequately account for these factors between treatment arms could cause the FDA or other regulatory authorities to determine that the results are not adequate to support marketing approval.

The ELAD System treatment could result in significant clinical risks to the patient, including death.

The ELAD System therapy is targeted towards very sick patients who are likely to die if left untreated. Patients with liver failure resulting from acute hepatocellular insult quickly develop failure of other organs including lungs, kidney, brain, and blood coagulation systems. Patients who receive the ELAD System therapy may die due to other serious health problems even if the ELAD System is effective.

All extracorporeal therapy systems cause a decline in blood platelets, which can lead to coagulation problems and uncontrolled bleeding because platelets are critical to the formation of blood clots. Patients with liver failure generally have serious blood clotting problems since the liver produces most of the body’s blood clotting proteins. These patients therefore have wide variations in their ability to coagulate their blood. To minimize blood clotting issues during ELAD treatment, some patients require an infusion of small amounts of anti-coagulant therapy, which can aggravate bleeding. Because every patient is different, the need for anti-coagulant therapy is not predictable and must be established during therapy, a process that can affect the course of the therapy. The risk of uncontrolled bleeding may be addressed during the ELAD System therapy by administering platelet transfusions to patients whose platelets drop below a safe level or by administering blood coagulation factors. However, there have been cases of uncontrolled bleeding during and after the ELAD System therapy. Additionally, some patients have abnormal red blood cells, which have weakened cell walls subject to rupture by physical force, a process known as hemolysis. The physical force exerted on the red blood cells by the ultrafiltrate generator in the ELAD System line can, in some cases, be enough to cause hemolysis which, if not arrested, can be fatal. The incidence of hemolysis was approximately 2% in subjects enrolled in our prior clinical trials.

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

One of the components of the ELAD System bedside unit is manufactured by Terumo Cardiovascular System, or Terumo. In March 2011, Terumo entered into a consent decree with the FDA which limits its ability to ship products from certain of its manufacturing facilities including the one that manufactures the component we use. We received notice from Terumo in March 2015 that although Terumo remains under its consent decree, all injunctive restrictions were lifted for the component used in the ELAD System. However, should Terumo not be able to fulfil the requirements of the consent decree, we will have to source these components from an alternative supplier. There is no guarantee that Terumo will be able to fulfill the requirements of the consent decree, or that an alternative supplier can be found or will agree to acceptable terms.

Changes in any of the device components could affect our ability to complete our clinical trials and to obtain and maintain approval and commercialization efforts.

The device components of the ELAD System will be reviewed as part of the BLA for the ELAD System. If the manufacturers of those components make modifications, discontinue supplying or are unable to supply sufficient quantities of such components during our clinical testing or after any approval, or if we elect to change a component, we will need to perform validation testing and obtain FDA and other regulatory approval prior to using the modified or replacement component. For example, one of our suppliers had an issue sourcing a raw material that is used in manufacturing of tubing which is a component of the ELAD System. If we had not been able to obtain sufficient quantities of this tubing on a timely basis, we would have had to delay enrollment in our clinical trials until additional supplies became available or we would have been required to validate an alternative tubing to use, which could have delayed our clinical trials and increased our costs. If the FDA or any other regulatory body fails to approve use of those modified or replacement devices, takes significant enforcement action against the manufacturer or if we are unable to validate a replacement component, we would not be able to complete our clinical trials or, in the future, we might not be able to market or could have to suspend marketing of the ELAD System in certain jurisdictions.

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

Human clinical trials are very complicated undertakings and working with subjects in liver failure is particularly difficult because of the serious nature of the disease and the co-morbidities experienced by the subjects. Not enough is known about the function of the liver to understand the progression of liver disease and any single subject can react differently to the ELAD System therapy. This means that clinical trials done at different times in different groups of subjects may obtain different results. Safety risks not identified in our clinical trials may first appear after we obtain approval and commercialize the ELAD System. Any new post-marketing adverse events may significantly impact our ability to market the ELAD System and may require that we recall and discontinue commercialization of the product. Any of these events will harm our business.

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

The biotherapeutic and medical device industries are highly competitive and we face potential competition from pharmaceutical companies, specialty pharmaceutical, medical device and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat liver failure, many companies, universities and research organizations are actively engaged in the discovery, research and development of potential therapies in this field. Several of these entities are engaged in research on cell-based approaches to liver failure. Although we are not aware of any ongoing human clinical trials involving potentially competitive product candidates, such trials could be taking place or could begin in the near future. We are not aware of any company that is in human clinical trials with a human cell-based product for the treatment of liver failure. At least four companies have prior research work on various human hepatocyte cell lines including Exten Industries, Hepalife Technologies, Fresenius, and Hybrid Organ GmbH. In addition, the University College London, and the University of Amsterdam and its spinout Hep-Art Medical Devices are actively pursuing animal research in this area. Several companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes, although ongoing research in this area is difficult to ascertain. Two commercially available liver dialysis systems, from Baxter International and Fresenius, have undergone extensive clinical development, although both have failed to show an improvement in long-term survival among patients with liver failure. Both rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. In addition, there are several drugs available to treat symptoms associated with liver failure, including steroids, pentoxifylline and N-acetylcysteine. These three drugs, alone or in combination, are used frequently in patients with liver failure resulting from acute hepatocellular insult. While we are not aware of any of these other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure, it is possible that these trials are occurring without our knowledge and that such a product may get to market much faster than we expect, which could harm our business.

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

We hold a patent in the U.S. which claims a method of using C3A cells to treat a patient’s blood, which we believe covers the ELAD System therapy. In addition, we have been granted a patent with claims covering an extracorporeal device configuration, which we believe includes our ELAD System, independent of cell-type used. Foreign counterparts of these patents have been issued in Australia, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea and Taiwan and remain under review in certain other jurisdictions, including Europe, Brazil, China, Hong Kong, India and the Philippines. In addition to these two U.S. patents, we hold three additional patents in the U.S. However, the lifespan of any one patent is limited, and each of these patents will ultimately expire and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover the ELAD System. Furthermore, even if our patents are held to be valid and broadly interpreted, third parties may find legitimate ways to compete with the ELAD System by inventing around our patent. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and Europe where we hope to commercialize the ELAD System have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively prosecute our patents would have a harmful impact on our ability to commercialize the ELAD System in these jurisdictions.

We do not hold any patents covering our VTL C3A cells or the production processes we use to grow the VTL C3A cells in the ELAD cartridges.

C3A cells are publicly available and the proprietary methods and production process that we use to grow our VTL C3A cells in the ELAD cartridges are our trade secrets, but they are not currently covered by a patent and no patents are pending. Although we have sought patent protection for certain aspects of our technology, such as our method of using human liver-derived C3A cells to treat a patient’s blood, and we have obtained orphan designation in the U.S. and Europe for the use of C3A cells to treat acute liver failure, we have not sought patent protection for the proprietary methods we use to grow VTL C3A cells in our facility. Although we believe that some of these methods may be patentable, we prefer to avoid the disclosure requirements inherent in the patenting process, as such disclosure could provide competitors with insights that allow them to invent around any granted patents. We believe that this concern is particularly appropriate since C3A cells are now publicly available, and have been available for research purposes for more than twenty years. Despite this availability, we are not aware of any third parties who have either demonstrated an ability to grow C3A cells in the quantities we do, or succeeded in treating a human subject with such cells. In addition, patent protection expires 20 years after the application’s priority date which does not apply to trade secret protection. In light of the foregoing, we do not currently contemplate seeking patent protection for our production methods and instead intend to keep our production methods protected as trade secrets, which does not require us to publicly disclose these methods and which is not subject to a formal expiration date. However, trade secrets are vulnerable to inadvertent disclosure and misappropriation. In addition, independent discovery and publication of these methods by third parties, which is feasible given the public availability of C3A cells, would also destroy their trade secret protection. If any of these were to occur, our business may be harmed.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations has and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of our annual report for 2015 and the date we are no longer an “emerging growth company” pursuant to the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied that our internal controls over financial reporting are designed and operating effectively to prevent or detect a material misstatement to the financial statements. To comply with these requirements, we may need to undertake various additional actions, such as implementing new internal controls and procedures or hiring accounting or internal audit staff.

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

We are in the process of implementing and testing measures designed to improve our internal control over financial reporting to remediate the control deficiencies that led to our material weakness. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional significant deficiencies or material weaknesses may have been identified. If we are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, or identify any additional significant deficiencies or material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

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

As of March 31, 2015, we had 24,010,351 shares of common stock outstanding, 16,779,875, shares of which are freely tradable (subject in some cases to the provisions of our insider trading policy), and 7,230,476 shares of which are subject to lock-up agreements entered into by our executive officers, directors and certain of our security holders in conjunction with our follow-on public offering.

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

In addition, on June 6, 2014, we filed a registration statement on Form S-8 registering 3,732,152 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144. As of March 31, 2015, options to purchase 2,958,072 shares of our common stock were exercisable.

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

Our officers, directors and principal stockholders and their affiliates collectively control approximately 30.1% of our outstanding common stock, and in particular, one stockholder and his affiliates control approximately 28.0% of our outstanding common stock as of March 31, 2015. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Item 5. Other Information

On March 18, 2015, our board of directors approved an amended compensation policy for our non-employee directors. Under this amended compensation policy for non-employee directors, all non-employee directors will be entitled to receive the following cash compensation for their services:

•	$35,000 per year for service as a member of our board;

•	$7,500 per year additionally for service as chairman of the audit committee;

•	$7,500 per year additionally for service as an audit committee member;

•	$5,000 per year additionally for service as chairman of the compensation committee;

•	$5,000 per year additionally for service as a compensation committee member;

•	$5,000 per year additionally for service as chairman of the nominating and governance committee;

•	$5,000 per year additionally for service as a nominating and governance committee member;

•	$5,000 per year additionally for service as chairman of the quality and technology committee;

•	$5,000 per year additionally for service as a quality and technology committee member.

All cash payments to non-employee directors will be paid quarterly in arrears on a prorated basis. In addition, each non-employee director will be paid a per-meeting attendance fee of $500 for attending telephonic meetings of the board, and a per-meeting attendance fee of $2,500 for attending in-person meetings of the board in excess of four in-person meetings per year. We also reimburse our directors for their reasonable expenses incurred in connection with attending board and committee meetings.

Options. Each non-employee director who first joins us will be automatically granted an initial award of a nonstatutory stock option with a Black-Scholes value of approximately $220,000. In addition, on the date of each annual meeting of stockholders (commencing with our 2016 annual meeting of stockholders), each non-employee director who has been a non-employee director for 6 months or more on the date of the annual meeting will be automatically granted an annual award of a nonstatutory stock option with a Black-Scholes value of approximately $110,000. The initial award will vest in 48 equal monthly installments subject to the director’s continued service with us. The annual award will vest in full on the earlier to occur of the one-year anniversary of its grant date or the day prior to the next annual meeting of stockholders subject to continued service with us.

In connection with the board’s approval of the amended non-employee director compensation policy, our board granted each non-employee director (other than Mr. Satter) a stock option to purchase 5,604 shares of our common stock, which will vest in full on the earlier of the one-year anniversary from March 24, 2015 or the day prior to our 2016 annual meeting of stockholders.

Our co-chairman, Muneer Satter, has declined board compensation and accordingly, will not receive the cash or equity compensation discussed above.

On March 18, 2015, our board of directors approved base salaries for fiscal year 2015 (retroactive to March 13, 2015) for the Company’s named executive officers as follows: Terence E. Winters, Ph.D., $475,000; Duane Nash, M.D., $360,000; and John M. Dunn, $320,000. In addition, on March 18, 2015, our board of directors approved bonus targets for fiscal year 2015 for our named executive officers as a percentage of such named executive officer’s fiscal year base salary as follows: Terence E. Winters, Ph.D., 50%; Duane Nash, M.D., 35%; and John M. Dunn, 30%.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.16+	Outside Director Compensation Policy

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Database

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2015

VITAL THERAPIES, INC.

By:	/s/ Michael V. Swanson
Michael V. Swanson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)