Form 10-Q
period 2015-06-30
VITAL THERAPIES INC
filed 2015-08-06
CIK 1280776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of the close of business on July 31, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	24,015,761

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$71,946	$102,238
Restricted cash	1,417	1,592
Other current assets and prepaid expenses	2,083	986

Total current assets	75,446	104,816
Property and equipment, net	4,212	3,068
Other assets	214	198

Total assets	$79,872	$108,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$920	$1,153
Accrued expenses	8,852	8,875
Other current liabilities	205	250

Total current liabilities	9,977	10,278

Other long-term liabilities	159	241

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at June 30, 2015 and December 31, 2014; 24,014,454 and 23,982,786 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	250,343	248,305
Accumulated other comprehensive income	88	89
Accumulated deficit	(180,697)	(150,833)

Total stockholders’ equity	69,736	97,563

Total liabilities and stockholders’ equity	$79,872	$108,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$11,545	$9,125	$23,299	$18,345
General and administrative	3,533	2,513	6,597	5,170

Total operating expenses	15,078	11,638	29,896	23,515

Loss from operations	(15,078)	(11,638)	(29,896)	(23,515)

Other income (expense):
Interest income	12	4	23	7
Other income (expense), net	(40)	(5)	9	(7)
Revaluation of future purchase rights liabilities	—	1,472	—	2,600

Total other income (expense)	(28)	1,471	32	2,600

Net loss	(15,106)	(10,167)	(29,864)	(20,915)
Amortization of deemed dividend	—	(4,722)	—	(4,744)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,362)	—	(4,410)

Net loss attributable to common stockholders	$(15,106)	$(16,251)	$(29,864)	$(30,069)

Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.91)	$(1.25)	$(3.24)

Weighted-average common shares outstanding, basic and diluted	23,996,527	17,888,171	23,984,629	9,273,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(15,106)	$(10,167)	$(29,864)	$(20,915)
Other comprehensive income:
Foreign currency translation	(1)	—	(1)	(1)

Total comprehensive loss	$(15,107)	$(10,167)	$(29,865)	$(20,916)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(29,864)	$(20,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622	543
Stock-based compensation	1,801	1,108
Revaluation of future purchase rights liabilities	—	(2,600)
Other	2	(52)
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(921)	(215)
Accounts payable	(62)	337
Accrued expenses	(125)	2,552
Other liabilities	(76)	—

Net cash used in operating activities	(28,623)	(19,242)

Cash flows from investing activities:
Change in restricted cash	175	(271)
Purchases of property and equipment	(1,980)	(1,045)

Net cash used in investing activities	(1,805)	(1,316)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	55,046
Proceeds from issuance of preferred stock, net of issuance costs	—	18,167
Proceeds from exercise of stock options	186	—
Deferred financing costs	(51)	—

Net cash provided by financing activities	135	73,213

Effect of exchange rate changes on cash and cash equivalents	1	(1)

Net change in cash and cash equivalents	(30,292)	52,654
Cash and cash equivalents, beginning of period	102,238	38,186

Cash and cash equivalents, end of period	$71,946	$90,840

Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment included in liabilities	$64	$294

Deferred financing costs included in liabilities	$141	$—

Release of stock option early exercise repurchase liability	$52	$52

Conversion of preferred stock to common stock	$—	$110,796

Amortization of deemed dividend	$—	$4,744

Accretion to redemption value of redeemable convertible preferred stock	$—	$4,410

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

Unaudited Interim Financial Information

The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2015.

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

The unaudited interim condensed consolidated financial statements include the accounts of Vital Therapies, Inc. and its wholly-owned subsidiaries located in the United Kingdom (currently inactive) and China. All intercompany accounts and transactions have been eliminated in consolidation. We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.

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

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Historically, our Level 3 liabilities consisted of future purchase rights liabilities. We had no Level 3 assets or liabilities as of June 30, 2015 or December 31, 2014. We estimated the fair value of the future purchase rights using a binomial lattice model depending on the underlying attributes of the future purchase rights, as applicable. See “Future Purchase Rights Liabilities” below.

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs.

The carrying value of cash and cash equivalents, restricted cash, other current assets and prepaid expenses, accounts payable, and accrued expenses approximates fair value due to the short period of time to maturity.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While our current and historical operating losses and negative cash flows are indicators of impairment, we believe that our expected future cash flows to be received support the carrying value of our long-lived assets and, accordingly, have not recognized any impairment losses through June 30, 2015.

Future Purchase Rights Liabilities

In September 2012, we entered into a senior preferred stock purchase agreement pursuant to which we granted the investors the right to purchase additional shares of senior preferred stock. These future purchase rights liabilities were initially recorded at their estimated fair value on the date of issuance as a discount on the underlying preferred stock and were re-measured to reflect changes in the estimated fair value at each reporting date, with any decrease or increase in the estimated fair value being recorded as other income or expense, respectively. The fair value of these liabilities was estimated using a binomial lattice model that was based on the characteristics of the common and preferred stock on the valuation date, probabilities related to our operations and clinical development, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. Changes in the fair value of the future purchase rights liabilities fluctuated in conjunction with increases or decreases in the implied fair value of our common stock, and the number of preferred and common shares and future purchase rights outstanding relative to our enterprise value at each reporting date. In April 2014, the remaining future purchase rights terminated upon the conversion of all senior preferred stock to common stock in conjunction with our initial public offering, or IPO, with the remaining balance of the future purchase rights liabilities recorded as other income in our statement of operations for the applicable period.

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

In the absence of a public trading market for our common stock, we determined the estimated fair value of our common stock using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation. Subsequent to our IPO, the fair value of our common stock is based on the grant date closing market price of our common stock.

Leases

We lease all of our office space and enter into various other operating lease agreements in conducting our business. At the inception of each lease, we evaluate the lease agreement to determine whether the lease is an operating or capital lease. Some of our lease agreements may contain renewal options, tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability equal to the difference between the rent expense and future minimum lease payments due. The rent expense related to operating leases is recognized on a straight-line basis in the statements of operations over the term of the each lease. In cases where our lessor grants us leasehold improvement allowances that reduce our rent expense, we capitalize the improvements as incurred and recognize deferred rent, which is amortized over the shorter of the lease term or the expected useful life of the improvements.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources and has been reflected as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheets.

Foreign Currency Translation and Transactions

The functional currency of each of our subsidiaries in the United Kingdom (currently inactive) and China is the local currency. Assets and liabilities of the subsidiaries are translated at the rate of exchange at the balance sheet date. Expenses are translated at the average rate of exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in the results of operations, which to date, have not been significant.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2015 and December 31, 2014, we maintained a full valuation allowance against our entire balance of deferred tax assets.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares that have been issued upon the early exercise of stock options and are subject to future vesting, which was a total of 14,087 and 34,801 shares as of June 30, 2015 and 2014, respectively. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of common stock, and options outstanding under our stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of June 30,
	2015	2014
Options to purchase common stock	3,258,417	3,174,470
Warrants to purchase common stock	250,646	250,646

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to disclosure in the related notes. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and early application is permitted. We intend to apply ASU 2014-15 beginning with the first quarter of fiscal year 2016.

3. Other Financial Information

Property and Equipment

Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	June 30, 2015	December 31, 2014
Manufacturing and laboratory equipment	$3,321	$3,177
Leasehold improvements	3,384	3,367
Clinical equipment	2,408	2,115
Computer equipment and software	135	152
Office furniture and equipment	137	113
Construction in progress	2,186	922

	11,571	9,846
Less: accumulated depreciation and amortization	(7,359)	(6,778)

Total	$4,212	$3,068

Depreciation and amortization expense was $328,000 and $246,000 for the three months ended June 30, 2015 and 2014, respectively, and $622,000 and $543,000 for the six months ended June 30, 2015 and 2014, respectively.

Accrued Expenses

Accrued expenses consist of (in thousands):

	June 30, 2015	December 31, 2014
Accrued clinical and related costs	$6,266	$6,072
Accrued compensation and related taxes	2,085	2,554
Accrued other	501	249

Total	$8,852	$8,875

4. Commitments and Contingencies

Operating Leases

We lease office, manufacturing and research and development facilities, and equipment under various non-cancellable operating lease agreements through 2017. Facility leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes and routine maintenance. Total rent, property taxes and routine maintenance expense under our operating leases was $193,000 and $210,000 for the three months ended June 30, 2015 and 2014, respectively, and $418,000 and $393,000 for the six months ended June 30, 2015 and 2014, respectively.

We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Current and long-term deferred rent totaled $133,000 and $159,000 at June 30, 2015, and $126,000 and $241,000 at December 31, 2014, respectively.

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

5. Fair Value

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$69,613	$69,613	$—	$—

	Fair Value Measurement at December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$101,592	$101,592	$—	$—

There were no liabilities measured at fair value on a recurring basis as of June 30, 2015 or as of December 31, 2014.

We report the change in fair value during each period as a non-operating gain or loss. There were no transfers between Level 1, Level 2 or Level 3 for our assets during the six months ended June 30, 2015.

6. Convertible Preferred Stock and Warrants

Redeemable Convertible Preferred Stock

As a result of our IPO in April 2014, all our outstanding junior and senior preferred stock was converted into common stock on a one-to-one basis. In conjunction with certain sales of our senior preferred stock, we had recorded beneficial conversion amounts associated with the rights of the holders of such preferred stock to convert their preferred stock to common stock. These beneficial conversion amounts were recorded as an offset to additional paid-in capital and were being amortized as a deemed dividend over the redemption period using an effective interest rate method. For the three and six months ended June 30, 2014, $1.4 million and $4.4 million, respectively, was recognized as an accretion to the redemption value of the redeemable convertible preferred stock, and $4.7 million was recognized as a deemed dividend for both the three and six-month periods ended June 30, 2014.

Warrants

Warrants outstanding and exercisable for 250,646 shares of common stock as of June 30, 2015 have a weighted-average exercise price of $95.21 and expire between February 2016 and September 2019.

7. Common Stock

Stock Reserved for Future Issuance

Shares reserved for future issuance at June 30, 2015 are as follows:

Number of Shares
Common stock options outstanding	3,258,417
Common stock options available for future grant	1,014,780
Common stock warrants	250,646

Total common shares reserved for future issuance	4,523,843

Shelf Registration Statement

On May 12, 2015, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 26, 2015. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold under the “at-the-market” sales agreement is included in the $200.0 million that may be offered, issued and sold under the shelf registration statement. As of June 30, 2015, no securities registered pursuant to the shelf registration statement have been sold by us or any selling stockholder.

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

Pursuant to such provisions, the number of shares available for issuance under the 2014 Plan was increased by 720,369 shares effective April 16, 2015. Shares available for grant under the 2014 Plan totaled 1,014,780 shares as of June 30, 2015.

Our 2012 Plan provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights, and performance awards to employees, directors, and consultants. Option grants under the 2012 Plan generally had a ten-year term, vest over four years and were exercisable immediately, subject to a repurchase right that lapses as the option vests. As of June 30, 2015, options for the purchase of 55,516 shares of our common stock had been exercised prior to vesting, of which 14,087 were unvested and subject to repurchase. During the six months ended June 30, 2015, 10,358 shares vested resulting in a release of the repurchase liability of $51,925. We have not repurchased any shares related to these early exercises for which our repurchase liability was $71,458 as of June 30, 2015.

The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	3,210,693	$7.54
Granted	122,724	$22.98
Exercised	(31,668)	$5.87
Forfeited or expired	(43,332)	$12.16

Outstanding as of June 30, 2015	3,258,417	$8.07	7.60	$42,936,265

Options vested and expected to vest as of June 30, 2015	3,196,504	$7.96	7.58	$42,476,328

Options exercisable as of June 30, 2015	2,963,920	$6.80	7.41	$42,433,566

Stock-Based Compensation Expense

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2015 and 2014 was $16.60 and $7.05, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and nonemployees:

	Six Months Ended June 30,
	2015	2014
Employees:
Risk-free interest rate	1.77% - 1.85%	1.60% - 1.83%
Expected dividend yield	0%	0%
Expected volatility	79.8% - 92.2%	81.0% - 85.0%
Expected term of options (years)	5.9 - 6.0	6.0
Fair value of common stock	$19.75 - $26.13	$7.55 - $12.49

Non-Employees:
Risk-free interest rate	0.10% - 1.18%	0.12% - 1.13%
Expected dividend yield	0%	0%
Expected volatility	56.2% - 92.6%	76.0% - 85.0%
Expected term of options (years)	0.3 - 4.8	1.0 - 4.0
Fair value of common stock	$21.10 - $25.01	$11.31 - $27.24

Valuation Analyses

Due to our management’s and board of directors’ decision to pursue an IPO, coupled with our belief that we could reasonably estimate the form and timing of potential liquidity events, we utilized a Probability Weighted Expected Return Method, or PWERM, to determine the fair value of our common stock in the first quarter of 2014, prior to our IPO. Under this method, the implied fair value of our common stock was estimated based upon an analysis of future values assuming various outcomes. The value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to us as well as the rights of each share class. The possible outcomes considered were based upon an analysis of future scenarios as described below:

•	closing of an IPO;

•	sale to a strategic acquirer;

•	continuation as a private company with a subsequent liquidation event; and

•	dissolution.

Critical assumptions required to perform the PWERM include the following:

•	Scenarios: Expected future events were identified.

•	Scenario probabilities: Estimates of the probability of occurrence of each event were identified.

•	Valuation: Expected future values under each scenario were estimated.

•	Timing: Expected timing to the event under each scenario was estimated.

•	Risk adjusted discount rates: Risk-adjusted discount rates were selected for each equity class based on the rights and preferences of each equity class and market data.

•	Discounts: Appropriate minority or marketability discounts, if any, required to estimate the per share value of the various equity classes were determined.

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

A discount for lack of marketability was applied for common stockholders of 2%, 17% and 27% for the IPO, sale and private company scenarios, respectively, which resulted in an implied fair value of $11.30 per share. The increase in fair value of our common stock from December 31, 2013 and February 12, 2014, was related to the increase in likelihood of an IPO scenario as significant progress had been completed toward a public offering and the decrease in discount for lack of marketability for the IPO scenario that reflected the proximity to the projected time to liquidity. These were slightly offset by dilution from the issuance of additional shares of our senior redeemable convertible preferred stock in January and February 2014.

Total stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employees:
Research and development	$287	$174	$538	$323
General and administrative	541	209	868	404

Total	$828	$383	$1,406	$727

Nonemployees:
Research and development	$138	$275	$354	$360
General and administrative	32	16	41	21

Total	$170	$291	$395	$381

As of June 30, 2015, there was $6.3 million and $1.1 million of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years and 2.0 years, respectively.

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

Overview

We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of liver failure. Our product candidate, the ELAD® System, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. The ELAD System is the only bio-artificial liver support system containing immortal human liver-derived cells, or VTL C3A cells, to enter Phase 3 clinical trials. We designed the ELAD System to supplement key aspects of normal liver function to improve patient survival. We estimate that at least 40,000 patients annually in the United States, or U.S., experience the forms of liver failure that may be addressed by ELAD, such as acute-on-chronic, surgery-induced and fulminant liver failures, for which the ELAD System may be a life-saving therapy. Outside of liver transplant, which is severely limited by the availability of organs and not available to many patients, the current standard of care for these forms of liver failure is primarily focused on the management of complications, which does not restore lost liver function and is associated with a high rate of mortality. The ELAD System has received orphan designation in the U.S. and Europe for the treatment of patients with acute liver failure. This designation provides tax credits for qualified clinical testing, seven years of market exclusivity in the U.S., and ten years of market exclusivity in Europe for the first orphan drug approved for a given indication. However, orphan designation does not alter the standard regulatory requirements or the process for obtaining marketing approval.

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

VTI-210 is a Phase 3 randomized, controlled, open-label clinical trial in subjects with SAAH, who we believe are at a substantially increased risk of mortality. VTI-210 has regulatory allowance in the U.S., United Kingdom, or U.K., Germany and Spain. The statistical plan for VTI-210 provides for an event-driven clinical design (a statistical plan that allows the study sample size to be adjusted according to aggregate mortality) with a minimum of 150 subjects. The primary endpoint of VTI-210 is overall survival up to at least study day ninety-one. As of July 29, 2015, we had enrolled 18 subjects in VTI-210 and had 38 clinical sites open for enrollment.

We have also enrolled seven subjects as of July 29, 2015 in VTI-212, an open-label Phase 2 clinical trial that is part of a Phase 2/3 clinical program. We are beginning this program with a Phase 2 single-arm component enrolling 40 subjects, which may later be followed by a randomized, controlled Phase 3 component. Results from the single-arm component will be compared with historical or case-matched controls, and we currently anticipate Phase 2 data in 2016. In the event that randomized or other Phase 3 data are necessary for approval in FHF and SILF, we expect to perform the randomized Phase 3 portion of the program or evaluate other Phase 3 trials, the design of which would be finalized upon analysis of the Phase 2 component.

                In addition to continuing costs for our clinical trials and costs in support of our clinical trial activities, we are incurring increasing expenditures primarily related to investigating the ELAD System’s mechanism of action and preparing for a potential filing of a biologics license application, or BLA, with the Food and Drug Administration, or FDA. Our recent and ongoing research efforts exploring ELAD’s potential mechanism of action have focused on four main areas of laboratory investigation. These include evaluating the ability of our VTL C3A cell to replicate or contribute to four of the many processes thought to contribute to the mechanism of action of ELAD: (1) immune modulation; (2) detoxification of the blood; (3) regeneration and restoration of liver function; and (4) supporting blood’s ability to clot. For instance, at a recent medical meeting, we have described the ability of VTL C3A cells in our laboratory-based studies to secrete anti-inflammatory proteins in response to exposure to common pro-inflammatory factors. These studies have also shown that VTL C3A cells can increase the amounts of certain anti-inflammatory proteins that they secrete depending on the type and extent of exposure to the pro-inflammatory factors. Second, our laboratory data show that VTL C3A cells can express genes for the majority of the enzymes of the cytochrome P450 system of the liver, which are responsible for approximately 90% of oxidative drug metabolism, as well as for the metabolism of many toxins. Furthermore, the gene expression profile was observed to change after exposure to plasma components from different subjects. Likewise, we have been able to show expression of genes by VTL C3A cells related to the processing and transfer of bilirubin in and out of liver cells. Third, VTL C3A cells have been shown to produce several growth factors that may contribute to liver regeneration in AILD patients. Finally, we continue to investigate the different types of blood coagulation factors that are produced by VTL C3A cells. However, these laboratory findings have yet to be demonstrated in patients or correlated with clinical outcomes.

We incurred net losses since inception of $180.7 million through June 30, 2015. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or accuracy of future expenses, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.

Results of Operations

Research and Development Expenses

Research and development expenses relate to the development of the ELAD System and are expensed as incurred. Our research and development expenses consist primarily of:

•	expenses incurred under agreements with clinical sites, clinical research organizations, or CROs, and statistical and regulatory consultants that assist us with our clinical trials;

•	employee-related expenses, which include salaries, benefits, travel and stock-based compensation;

•	the cost of acquiring and manufacturing clinical trial materials;

•	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; and

•	other costs associated with research and regulatory activities.

We anticipate that our research and development expenses will continue to increase in 2015 as we conduct our Phase 3 and Phase 2 clinical trials of the ELAD System, expand our research and development activities and pursue regulatory approval.

We do not track our employee and facility-related research and development costs by clinical trial, as we typically use our employee and infrastructure resources across multiple clinical trials and the allocation of such costs would be arbitrary and would not provide a meaningful assessment.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per subject trial costs;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the number of subjects that participate in the trials;

•	continuing quality assurance activities and standards consistent with the U.S. Food and Drug Administration, or FDA, and other regulatory requirements;

•	potential additional safety monitoring or other studies requested by regulatory agencies; and

•	the frequency and duration of subject follow-up visits.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, information technology, marketing, and legal functions. Other general and administrative expenses include related facility costs, stock-based compensation, professional fees for legal, consulting, accounting and tax services and insurance costs.

We anticipate that our general and administrative expenses will increase for primarily the following reasons:

•	increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

•	expansion of our facilities to support our growth;

•	to support our business activities, which we expect to expand as we continue the development of the ELAD System; and

•	to build a marketing, reimbursement, training and support team before we receive regulatory approval of the ELAD System in anticipation of commercial launch.

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our operating expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
	2015	2014	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$11,545	$9,125	$2,420	27%
General and administrative	3,533	2,513	1,020	41%

Total operating expenses	$15,078	$11,638	$3,440	30%

The $2.4 million increase in research and development expense during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily associated with increased costs in support of our clinical trial activities, research activities related to the ELAD System’s mechanism of action, and preparation for a potential filing of a BLA with the FDA. A BLA filing, if any, will be subject to the results of our VTI-208 Phase 3 clinical trial. The higher research and development expense was principally attributable to a $1.8 million increase in fees for clinical trial monitoring, for data management services and for analytical services in preparation for the evaluation of our VTI-208 clinical results. In addition, salaries, stock-based compensation and related compensation costs increased by $666,000 due to increased headcount primarily in research and manufacturing to support our BLA activities and mechanism of action research. Facilities costs and other overhead allocations also increased by $450,000 in the three months ended June 30, 2015 as compared to the corresponding period in 2014. These increases were partially offset by a reduction of $364,000 in clinical subject costs as fewer subjects were enrolled in our clinical trials in the three months ended June 30, 2015 in comparison to the same period in 2014 as we transition from our VTI-208 clinical trial to our VTI-210 and VTI-212 clinical trials. Consistent with the lower subject enrollment, the cost of manufacturing materials and supplies decreased by $329,000 between the corresponding periods.

The $1.0 million increase in general and administrative expense during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily attributable to increases of $761,000 in salaries and wages and other compensation related expenses due to increased headcount to support our operations, including a $348,000 increase in stock-based compensation. Legal and audit fees were $180,000 higher in the three months ended June 30, 2015 as compared to the corresponding quarter of 2014, due in large part to the costs of being a public company following our IPO in April 2014.

Separate from operating expenses, the $1.5 million of other income recognized for the revaluation of future purchase rights liabilities for the three months ended June 30, 2014 was the result of the termination of the remaining purchase rights liabilities upon the conversion of all senior preferred stock to common stock in conjunction with the completion of our IPO.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our operating expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change
	2015	2014	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$23,299	$18,345	$4,954	27%
General and administrative	6,597	5,170	1,427	28%

Total operating expenses	$29,896	$23,515	$6,381	27%

As with the quarterly comparison above, the $5.0 million increase in research and development expense during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was principally associated with increased costs in support of our clinical trial activities, research activities related to the ELAD System’s mechanism of action, and preparation for a potential filing of a BLA with the FDA. The higher research and development expenses were primarily attributable to increases of $3.0 million in third-party consulting and other service fees, $1.6 million in salaries, stock-based compensation and other compensation-related costs, $969,000 in facilities costs and other overhead allocations, and $345,000 in the cost of manufacturing materials and supplies and for manufacturing validation activities. The higher third-party consulting and service fees are principally attributable to increases in fees for clinical trial monitoring, for data management services and for analytical services in preparation for the evaluation of our VTI-208 clinical results, and for activities to support a potential BLA filing. Higher salary and other compensation-related costs are principally due to increases in headcount (i) in research to support mechanism of action and BLA activities, (ii) in manufacturing to support BLA activities (iii) for clinical trials as we moved certain third-party CRO activities in house and to support data management, and. These increases were partially offset by a reduction of $1.0 million in clinical subject enrollment costs reflecting the completion of enrollment in the VTI-208 clinical trial in January 2015 and due to the transfer of certain CRO activities to company personnel in the six months ended June 30, 2015 as compared to the same period in 2014. These reductions in clinical costs were slightly offset by the ramp-up of the VTI-210 and VTI 212 clinical trials in the first half of 2015.

The $1.4 million increase in general and administrative expense during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily attributable to a $1.4 million increase in salaries and wages and other compensation related expenses due to increased headcount to support our operations, including a $484,000 increase in stock-based compensation. In addition, our insurance costs increased by $202,000 in the 2015 period as compared to the corresponding period in 2014, reflecting higher premiums associated with being a public company following our IPO in April 2014.

Separate from operating expenses, the $2.6 million of other income recognized for the revaluation of future purchase rights liabilities for the six months ended June 30, 2014 was the result of the termination of the remaining purchase rights liabilities upon the conversion of all senior preferred stock to common stock in conjunction with the completion of our IPO.

Liquidity and Capital Resources

To date, we have not generated significant revenues attributable to the ELAD System. We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $180.7 million as of June 30, 2015. We expect that we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold under the “at-the-market” sales agreement is included in the $200.0 million that may be offered, issued and sold under the shelf registration statement. As of June 30, 2015, no securities registered pursuant to the shelf registration statement have been sold by us or any selling stockholder.

As of June 30, 2015, we had cash and cash equivalents of approximately $71.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of June 30, 2015, such funds were held in cash and money market funds.

The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
	(unaudited)
Cash (used in) provided by:
Operating activities	$(28,623)	$(19,242)
Investing activities	(1,805)	(1,316)
Financing activities	135	73,213

Operating Activities

During the six months ended June 30, 2015, operating activities used $28.6 million of cash. The use of cash primarily related to our net loss of $29.9 million adjusted for non-cash charges of $1.8 million related to stock-based compensation and $622,000 related to depreciation and amortization, partially offset by a $1.2 million change in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2015 consisted primarily of an increase of $916,000 in prepaid expenses and a $187,000 decrease in accounts payable and accrued liabilities. The net increase in other current assets, other assets and prepaid expenses was attributable to (i) an increase of $552,000 reflecting advance payments to CROs and vendors performing development services and (ii) an increase of $365,000 related to corporate insurance policies.

During the six months ended June 30, 2014, operating activities used $19.2 million of cash. The use of cash primarily related to our net loss of $20.9 million adjusted for non-cash income of $2.6 million related to the revaluation of future purchase rights liabilities, non-cash charges of $543,000 and $1.1 million for depreciation and stock-based compensation, respectively, and $2.7 million of net changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2014 consisted primarily of an increase of $337,000 in accounts payable and $2.6 million in accrued liabilities, reflecting an increase in clinical activities and related research and development expenditures, partially offset by an increase of $215,000 in other current assets and prepaid expenses. The net increase in other current assets and prepaid expenses was primarily attributable to an increase of $779,000 related to prepaid expenses primarily attributable to the purchase of corporate insurance policies, partially offset by a reduction in prepaid clinical costs of $636,000 related to the utilization of prepayments to our CROs.

Investing Activities

During the six months ended June 30, 2015, investing activities used $1.8 million of cash, including $2.0 million in facilities improvements and purchases of equipment for manufacturing, research and development, less a decrease of $175,000 in restricted cash requirements relating to our clinical trials and the timing of patient enrollment.

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

Financing Activities

During the six months ended June 30, 2015, financing activities provided $135,000 of cash consisting of $186,000 from the exercise of stock options, partially offset by $51,000 in deferred financing costs.

During the six months ended June 30, 2014, financing activities provided $73.2 million of cash, which included $55.0 million in net proceeds from our initial public offering, or IPO, in the second quarter of 2014, and $18.2 million in net proceeds from the sale of senior redeemable convertible preferred stock in the first quarter of 2014.

Based on our current business plan, we believe that our existing cash and cash equivalents as of June 30, 2015 will be sufficient to fund our operations into the third quarter of 2016, assuming we do not begin building any significant commercial infrastructure during the period. Under this plan, our existing cash and cash equivalents will be sufficient to fund development through the receipt of topline results from our VTI-208 Phase 3 clinical trial; however, we believe we will need additional funds to complete enrollment in both our VTI-210 Phase 3 clinical trial and our VTI-212 Phase 2 clinical trial. However, if the VTI-208 clinical trial is successful and we proceed to file a BLA and to prepare for market launch, we anticipate increasing our cash burn and raising additional funds. A decision to build commercial infrastructure will be based on a variety of factors, most importantly the outcome of our clinical trials. If the VTI-208 clinical trial results do not support the filing of a BLA, we expect to focus on conserving cash in order to enable completion of the VTI-210 clinical trial. The amount and timing of our actual expenditures also depends on numerous factors, including the rate of subject enrollment in our clinical trials, filing requirements with various regulatory agencies, and any unforeseen cash needs.

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

Off-Balance Sheet Arrangements

Through June 30, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

During the first six months of 2015, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 20, 2015 for a more complete discussion of our critical accounting policies and estimates.

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

Although efforts to remediate the existing material weakness are still in progress, management has taken steps to address the causes of our audit adjustments and to improve our internal control over financial reporting, including the implementation of new accounting processes and control procedures and the identification of gaps in our skills base and expertise of the staff required to meet the financial reporting requirements of a public company. We have hired additional accounting personnel who are degreed and experienced accountants, which has enabled us to expedite our month-end close process, thereby facilitating the timely preparation of financial reports. Additionally, the increase in qualified resources has strengthened our segregation of duties. The additional staff has provided increased resources for the review and approval of transactions and the information used to prepare our financial statements, for the preparation and maintenance of documentation, for a better segregation of duties, and for designing and maintaining an effective control environment.

In the first quarter of 2015, we completed the process of compiling and modifying our system of internal controls, preparing or revising documentation, and evaluating the design of our system of internal controls with respect to our operations, reporting, and compliance as determined necessary to comply with Section 404 of the Sarbanes-Oxley Act and consistent with the structure for designing and evaluating the effectiveness of internal controls guidance provided in The Committee of Sponsoring Organizations of the Treadway Commission’s updated framework, Internal Control – Integrated Framework (2013). In addition to adding qualified personnel as discussed above, the principal actions resulting from evaluation have been to formally document and improve our internal controls and to improve the segregation of duties. This includes the documentation of procedures and reviews that were performed but not documented or performed on a timely basis. We began testing the implementation and operation of, and compliance with, our system of internal controls during the second quarter and will continue that testing in the third quarter. Based upon the outcome of our testing, we will take remedial action should issues be identified.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal controls over financial reporting as described above. Notwithstanding the existence of the material weaknesses described above, management believes that the condensed consolidated financial statements in this Quarterly Report Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act), during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ELAD® System is designed to improve survival rates of patients with certain forms of liver failure resulting from hepatocellular insult. The ELAD System is a novel product candidate whose safety, efficacy and other attributes have not been demonstrated in well-designed, large scale, clinical trials and are not fully understood. As a cell-based therapy, the ELAD System’s mechanism-of-action is complex and we cannot be certain that our currently-targeted indications of AILD, SAAH, FHF, and SILF in the U.S. and Europe, and viral hepatitis (predominantly hepatitis B) in China represent suitable applications for the ELAD System, or even ones where the ELAD System therapy can or will ultimately be shown to be safe and effective in well-designed clinical trials necessary to support regulatory approval in any jurisdiction. For example, the FDA has expressed concern about the open-label design of study VTI-208, our pivotal study in AILD, and the need to apply a consistent standard of care and to standardize post-discharge care, both being issues that could significantly confound the study results, impact morbidity and mortality and cause the FDA or other regulatory authorities to require that we repeat clinical trials with different trial designs. Our VTI-210 clinical trial is similar in design to the VTI-208 study. Finally, even if the ELAD System is proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization will be successful. If the ELAD System should fail at any stage in our clinical trials or at the marketing stage, our business and operating results and financial condition will be materially and adversely affected.

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

We are a clinical-stage company and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $47.7 million and $32.7 million for the years ended December 31, 2014 and 2013, respectively, and $29.9 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $180.7 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. We do not expect to earn revenues until 2017 at the earliest, and anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods and we may need to raise additional capital.

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

We are not conducting any of our clinical trials with a sham control extracorporeal circuit that includes empty cartridges. This is due to the potential harm that the extracorporeal circuit can cause to control subjects without the potential for any benefit, which makes it unethical to subject the controls to a sham. Although regulatory agencies agree that, due to the nature of the ELAD System therapy, it is not possible to conduct a blinded study, they have expressed concern that the open-label nature of the study may introduce significant bias in the treatment of the ELAD System or control subjects, since the study subject, physicians and caregivers know who has and has not received the ELAD System therapy. We have developed a protocol that attempts to minimize this bias to the extent possible, including defining a protocol-specific standard of care, specifying steroid treatment, standardizing the discharge criteria for both the ELAD System and control subjects, requiring that follow-up visits are conducted by a blinded reviewer, ensuring home healthcare nurses and other clinical personnel are unaware of treatment assignment, educating subjects not to reveal treatment assignment to their caregivers and monitoring concomitant medications, alcohol recidivism and interaction with the healthcare system to provide evidence that there is no meaningful difference between the groups that could significantly confound the trial data. However, there is no guarantee that bias will not enter into the trial, affect the results or cause regulatory agencies to refuse marketing approval of the ELAD System.

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

We are required to demonstrate and maintain compliance with applicable regulations for the manufacturing of combination biologic products, including specified parts of the QSR and European Medical Device Directives, or MDD. Our third-party medical device manufacturers are required to demonstrate and maintain compliance with the QSR and MDD. The QSR and MDD are complex regulatory schemes that cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of the ELAD System. Regulatory agencies enforce the QSR and MDD through periodic inspections. Prior to approval of the ELAD System, our manufacturing facility will be subject to a preapproval inspection to determine compliance with the applicable regulations, including cGMPs, parts of the QSR, the European drug cGMP regulations, and the MDD. In addition, our third-party medical device component manufacturers will be subject to a preapproval inspection to determine compliance with QSR and MDD requirements. Our failure, or the failure of our third-party manufacturers, to pass a preapproval inspection, or take satisfactory and prompt corrective action in response to an adverse inspection, could prevent or significantly delay approval of the ELAD System.

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

One of the components of the ELAD System bedside unit is manufactured by Terumo Cardiovascular System, or Terumo. In March 2011, Terumo entered into a consent decree with the FDA which limits its ability to ship products from certain of its manufacturing facilities including the one that manufactures the component we use. We received notice from Terumo in March 2015 that although Terumo remains under its consent decree, all injunctive restrictions were lifted for the component used in the ELAD System. However, should Terumo not be able to fulfill the requirements of the consent decree, we will have to source these components from an alternative supplier. There is no guarantee that Terumo will be able to fulfill the requirements of the consent decree, or that an alternative supplier can be found or will agree to acceptable terms.

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

Operations with human cells, even a stable, immortal cell line such as the VTL C3A cells used in the ELAD System, can be subject to conditions and influences that we may not be able to control. Although our VTL C3A cells are stored at three separate locations in the U.S. and the U.K., it is possible that all three locations could be destroyed and we will lose all or a portion of our cell banks. It is also possible that the cells will simply cease to function. While we take precautions to prevent this from happening, the ELAD System employs new technologies and we could encounter unforeseen complications. To date, we have only produced the small number of the ELAD cartridges required to support our clinical trials. As we increase production to support commercial demand, we could experience significant scale-up issues, which may cause quality and cost problems. If we cannot produce the required number of the ELAD cartridges in a cost-effective manner, our business could be materially harmed.

Cellular therapy is complex and we do not have a complete understanding of the mechanism of action of the ELAD System.

Cellular therapy is a complex treatment with multiple variables that are not fully understood. Our VTL C3A cells used in the ELAD cartridges produce hundreds of metabolites. Likewise, the plasma ultrafiltrate formed from blood, which has been treated by our VTL C3A cells in our ELAD cartridges, is a similarly complex material. The composition and stability of the treated blood can be affected by the conditions of its generation in the ELAD System bedside unit, which could affect treatment outcomes. For instance, while subjects treated with the ELAD System typically only require a single set of cartridges, some subjects require more than one set during their three to ten-day treatment period, which may have implications for not only efficacy, but also cost of goods. While we believe that we have identified the key parameters of the ELAD System VTL C3A cartridges and set them in an appropriate range, it is possible that there are other variables that are important to safety and efficacy that have not been anticipated. We believe that we have set these parameters at realistic levels that can be controlled by the specifications set for a supplier and confirmed by us in our quality control procedures, but it is possible that unanticipated complications will emerge.

Likewise, our research into the potential mechanism of action for ELAD remains early and although we are developing theories behind how ELAD may exert a clinical effect, the proposed mechanism of action remains unproven and may never be proven. ELAD’s mechanism of action appears complex, may involve numerous pathways and we may not succeed in ever elucidating the exact role of any given pathway. Moreover, our research on mechanism of action is based on laboratory studies, and needs correlation with in vivo studies and patient outcomes. Additional research, some of which is underway, is needed.

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

The biotherapeutic and medical device industries are highly competitive and we face potential competition from pharmaceutical companies, specialty pharmaceutical, medical device and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat liver failure, many companies, universities and research organizations are actively engaged in the discovery, research and development of potential therapies in this field. Several of these entities are engaged in research on cell-based approaches to liver failure. Although we are not aware of any ongoing human clinical trials involving potentially competitive product candidates, such trials could be taking place or could begin in the near future. We are not aware of any company that is in human clinical trials with a human cell-based product for the treatment of liver failure. At least four companies have prior research work on various human hepatocyte cell lines including Exten Industries, Hepalife Technologies, Fresenius, and Hybrid Organ GmbH. In addition, the University College London, and the University of Amsterdam and its spinout Hep-Art Medical Devices are actively pursuing animal research in this area. Several companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes. Recently, a group from the Mayo Clinic reported that they were filing for regulatory allowance with the FDA to conduct early stage clinical studies with a pig-cell based system designed for the treatment of liver failure. The exact status of the filing is unknown. Two commercially available liver dialysis systems, from Baxter International and Fresenius, have undergone extensive clinical development, although both have failed to show an improvement in long-term survival among patients with liver failure. Both rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. In addition, there are several drugs available to treat symptoms associated with liver failure, including steroids, pentoxifylline and N-acetylcysteine. These three drugs, alone or in combination, are used frequently in patients with liver failure resulting from acute hepatocellular insult. While we are not aware of any of these other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure, it is possible that these trials are occurring without our knowledge and that such a product may get to market much faster than we expect, which could harm our business.

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

A significant portion of our operations may be conducted in foreign countries and it is anticipated that a significant percentage of our revenues may be derived from these countries. Accordingly, our results of operations, financial condition and prospects would be subject, to a significant degree, to economic, political, legal and social developments around the world. The economies of many of these countries differ from the economy of the U.S. in many respects, including:

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

We are in the process of completing the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing or any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective, which could result in a loss of investor confidence in the accuracy and completeness of our financial reports. This could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the Securities and Exchange Commission, or SEC.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of our annual report for 2015 and the date we are no longer an “emerging growth company” pursuant to the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied that our internal controls over financial reporting are designed and operating effectively to prevent or detect a material misstatement to the financial statements. To comply with these requirements, we may need to undertake various additional actions, such as implementing new internal controls and procedures or hiring accounting or internal audit staff.

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

We are in the process of completing implementation and testing measures designed to improve our internal control over financial reporting to remediate the control deficiencies that led to our material weakness. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional significant deficiencies or material weaknesses may have been identified. If we are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, or identify any additional significant deficiencies or material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

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

As of June 30, 2015, we had 24,014,454 shares of common stock outstanding, 16,783,979, shares of which are freely tradable (subject in some cases to the provisions of our insider trading policy), and 7,230,475 shares of which are subject to lock-up agreements entered into by our executive officers, directors and certain of our security holders in conjunction with our follow-on public offering.

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

In addition, on June 6, 2014 and June 2, 2015, we filed registration statements on Form S-8 registering a total of 4,452,521 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144. As of June 30, 2015, options to purchase 2,963,920 shares of our common stock were exercisable.

Certain of our existing stockholders are also entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the U.S. In addition, in May 2015, we filed a shelf registration statement that permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold under the “at-the-market” sales agreement is included in the $200.0 million that may be offered, issued and sold under the shelf registration statement. Any sales of securities by these stockholders, or the expectation that such sales may occur, could have a material adverse effect on the trading price of our common stock and make it more difficult for you to sell shares of our common stock.

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

Our officers, directors and principal stockholders and their affiliates collectively control approximately 30.1% of our outstanding common stock, and in particular, one stockholder and his affiliates control approximately 28.0% of our outstanding common stock as of June 30, 2015. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

Our initial public offering was effected through a registration statement on Form S-1 (File No. 333-191711), which was declared effective by the Securities and Exchange Commission, or SEC, on April 16, 2014. There has been no material change in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, or the Securities Act, and other periodic reports previously filed with the SEC. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs.

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

Date: August 6, 2015

VITAL THERAPIES, INC.

By:	/s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)