Form 10-Q
period 2015-09-30
VITAL THERAPIES INC
filed 2015-11-05
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock outstanding as of the close of business on October 31, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	30,425,686

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$59,754	$102,238
Restricted cash	1,069	1,592
Other current assets and prepaid expenses	1,786	986
Total current assets	62,609	104,816
Property and equipment, net	4,163	3,068
Other assets	171	198
Total assets	$66,943	$108,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$549	$1,153
Accrued expenses	7,380	8,875
Other current liabilities	190	250
Total current liabilities	8,119	10,278
Other long-term liabilities	146	241
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at September 30, 2015 and December 31, 2014; 24,145,680 and 23,982,786 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	251,591	248,305
Accumulated other comprehensive income	81	89
Accumulated deficit	(192,996)	(150,833)
Total stockholders’ equity	58,678	97,563
Total liabilities and stockholders’ equity	$66,943	$108,082
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$9,646	$10,244	$32,945	$28,589
General and administrative	2,689	2,566	9,286	7,736
Total operating expenses	12,335	12,810	42,231	36,325
Loss from operations	(12,335)	(12,810)	(42,231)	(36,325)
Other income (expense):
Interest income	13	5	36	13
Other income (expense), net	22	7	31	—
Revaluation of future purchase rights liabilities	—	—	—	2,600
Total other income (expense)	35	12	67	2,613
Net loss	(12,300)	(12,798)	(42,164)	(33,712)
Amortization of deemed dividend	—	—	—	(4,744)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(4,410)
Net loss attributable to common stockholders	$(12,300)	$(12,798)	$(42,164)	$(42,866)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.59)	$(1.76)	$(3.18)
Weighted-average common shares outstanding, basic and diluted	24,025,481	21,759,061	23,998,396	13,483,813
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(12,300)	$(12,798)	$(42,164)	$(33,712)
Other comprehensive income:
Foreign currency translation	(7)	—	(8)	(1)
Total comprehensive loss	$(12,307)	$(12,798)	$(42,172)	$(33,713)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(42,164)	$(33,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	947	853
Stock-based compensation	2,943	1,765
Revaluation of future purchase rights liabilities	—	(2,600)
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(344)	(406)
Accounts payable	(397)	(142)
Accrued expenses	(1,562)	3,641
Other liabilities	(84)	169
Net cash used in operating activities	(40,661)	(30,432)
Cash flows from investing activities:
Change in restricted cash	523	(492)
Purchases of property and equipment	(2,292)	(1,365)
Net cash used in investing activities	(1,769)	(1,857)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	55,046
Proceeds from issuance of preferred stock, net of issuance costs	—	18,167
Proceeds from exercise of stock options	274	1
Deferred financing costs	(321)	(19)
Net cash (used in) provided by financing activities	(47)	73,195
Effect of exchange rate changes on cash and cash equivalents	(7)	(1)
Net change in cash and cash equivalents	(42,484)	40,905
Cash and cash equivalents, beginning of period	102,238	38,186
Cash and cash equivalents, end of period	$59,754	$79,091
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in liabilities	$29	$6
Deferred financing costs included in liabilities	$110	$410
Change in stock option early exercise repurchase liability	$70	$78
Conversion of preferred stock to common stock	$—	$110,796
Amortization of deemed dividend	$—	$4,744
Accretion to redemption value of redeemable convertible preferred stock	$—	$4,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of liver failure. Our product candidate, the ELAD® System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. In August 2015, we reported our VTI-208 phase 3 clinical trial of ELAD in alcohol-induced liver decompensation, or AILD, failed to reach its primary or secondary endpoints, although medically pertinent pre-specified subsets based on age and disease severity did show trends toward efficacy. We are currently preparing to begin a new phase 3 clinical trial in AILD based on our analysis of the results of the VTI-208 clinical trial.
Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not recognized revenues from our planned principal operations. Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties including the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval to commercialize ELAD and failure to secure additional funding to complete the clinical testing, development and commercialization of ELAD.
Unaudited Interim Financial Information
The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 20, 2015.
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
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Historically, our Level 3 liabilities consisted of future purchase rights liabilities. We had no Level 3 assets or liabilities as of September 30, 2015 or December 31, 2014. We estimated the fair value of the future purchase rights using a binomial lattice model depending on the underlying attributes of the future purchase rights, as applicable. See “Future Purchase Rights Liabilities” below.
We recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While our current and historical operating losses and negative cash flows are indicators of impairment, we believe that our expected future cash flows to be received support the carrying value of our long-lived assets and, accordingly, have not recognized any impairment losses through September 30, 2015.

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
Research and Development
Research and development costs consist primarily of employee-related expenses, costs of contractors, clinical trial sites and contract research organizations engaged in the development of the ELAD System, costs related to our investigation of the mechanism of action of the ELAD System, expenses associated with obtaining regulatory approvals, and the cost of acquiring and manufacturing clinical trial materials. All research and development costs are expensed as incurred.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based payments made to employees and directors based on estimated fair value, net of an estimated forfeiture rate, and to consultants based on estimated fair value. Currently, our stock-based awards consist only of stock options; however, future grants under our equity compensation plan may also consist of shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units. We estimate the fair value of stock options granted using the Black-Scholes-Merton, or BSM, option pricing model, which requires the use of estimates.
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
Common Stock Valuation
Due to the absence of a public market trading our common stock prior to the completion of our IPO in April 2014, it was necessary for us to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations using the BSM option pricing model. The fair value of the common stock underlying our stock-based awards was assessed by our board of directors. All options to purchase shares of our common stock have been granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant.
In the absence of a public trading market for our common stock, we determined the estimated fair value of our common stock using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation. Subsequent to our IPO, the fair value of our common stock is based on the grant date closing market price of our common stock.
Leases
We lease all of our office space and enter into various other operating lease agreements in conducting our business. At the inception of each lease, we evaluate the lease agreement to determine whether the lease is an operating or capital lease. Some of our lease agreements may contain renewal options, tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability equal to the difference between the rent expense and future minimum lease payments due. The rent expense related to operating leases is recognized on a straight-line basis in the statements of operations over the term of each lease. In cases where our lessor grants us leasehold improvement allowances that reduce our rent expense, we capitalize the improvements as incurred and recognize deferred rent, which is amortized over the shorter of the lease term or the expected useful life of the improvements.
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources and has been reflected as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheets.
Foreign Currency Translation and Transactions
The functional currency of each of our subsidiaries in the United Kingdom (currently inactive) and China is the local currency. Assets and liabilities of the subsidiaries are translated at the rate of exchange at the balance sheet date. Expenses are translated at the average rate of exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations, which to date have not been significant.

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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2015 and December 31, 2014, we maintained a full valuation allowance against our entire balance of deferred tax assets.
We record uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740 on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits, if any, within income tax expense, and any accrued interest and penalties are included within the related tax liability line.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares that have been issued upon the early exercise of stock options and are subject to future vesting, which was a total of 28,361 and 29,622 shares as of September 30, 2015 and 2014, respectively. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of common stock, and options outstanding under our stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of September 30,
	2015	2014
Options to purchase common stock	3,084,891	3,263,733
Warrants to purchase common stock	250,646	250,646
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

3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	September 30, 2015	December 31, 2014
Manufacturing and laboratory equipment	$3,476	$3,177
Leasehold improvements	3,384	3,367
Clinical equipment	2,408	2,115
Computer equipment and software	134	152
Office furniture and equipment	136	113
Construction in progress	2,308	922
	11,846	9,846
Less: accumulated depreciation and amortization	(7,683)	(6,778)
Total	$4,163	$3,068
Depreciation and amortization expense was $325,000 and $310,000 for the three months ended September 30, 2015 and 2014, respectively, and $947,000 and $853,000 for the nine months ended September 30, 2015 and 2014, respectively.
Accrued Expenses
Accrued expenses consist of (in thousands):

	September 30, 2015	December 31, 2014
Accrued clinical and related costs	$5,424	$6,072
Accrued compensation and related taxes	1,473	2,554
Accrued other	483	249
Total	$7,380	$8,875
As a result of the completion of our VTI-208 clinical trial and the discontinuation of our VTI-210 clinical trial during the third quarter of 2015, we gained access to subject-specific information in estimating the accruals for those clinical trials. This enabled us to further analyze our clinical trial accrual against the actual services performed and to adjust our clinical trial accrual based on such information. As a result of this analysis, we reduced our clinical trial accrual as of September 30, 2015 and reduced research and development expense for the three and nine months ended September 30, 2015 by $750,000.
4. Commitments and Contingencies
Operating Leases
We lease office, manufacturing and research and development facilities, and equipment under various non-cancellable operating lease agreements into 2017. Facility leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes and routine maintenance. Total rent, property taxes and routine maintenance expense under our operating leases was $223,000 and $217,000 for the three months ended September 30, 2015 and 2014, respectively, and $692,000 and $652,000 for the nine months ended September 30, 2015 and 2014, respectively.
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Current and long-term deferred rent totaled $137,000 and $146,000 at September 30, 2015, and $126,000 and $241,000 at December 31, 2014, respectively.

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

5. Fair Value
The following fair value hierarchy tables present information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$57,627	$57,627	$—	$—

	Fair Value Measurement at December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$101,592	$101,592	$—	$—
There were no liabilities measured at fair value on a recurring basis as of September 30, 2015 or as of December 31, 2014.
We report the change in fair value during each period as a non-operating gain or loss. There were no transfers between Level 1, Level 2 or Level 3 for our assets during the nine months ended September 30, 2015.
6. Convertible Preferred Stock and Warrants
Redeemable Convertible Preferred Stock
As a result of our IPO in April 2014, all of our outstanding junior and senior preferred stock was converted into common stock on a one-to-one basis. In conjunction with certain sales of our senior preferred stock, we had recorded beneficial conversion amounts associated with the rights of the holders of such preferred stock to convert their preferred stock to common stock. These beneficial conversion amounts were recorded as an offset to additional paid-in capital and were being amortized as a deemed dividend over the redemption period using an effective interest rate method. For the nine months ended September 30, 2014, $4.4 million was recognized as an accretion to the redemption value of the redeemable convertible preferred stock and $4.7 million was recognized as a deemed dividend.
Warrants
Warrants outstanding and exercisable for 250,646 shares of common stock as of September 30, 2015 have a weighted-average exercise price of $95.21 and expire between February 2016 and September 2019.

7. Common Stock
Stock Reserved for Future Issuance
Shares reserved for future issuance at September 30, 2015 are as follows:

Number of Shares
Common stock options outstanding	3,084,891
Common stock options available for future grant	1,057,080
Common stock warrants	250,646
Total common shares reserved for future issuance	4,392,617
Shelf Registration Statement
In May 2015, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 26, 2015. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold under the “at-the-market” sales agreement is included in the $200.0 million that may be offered, issued and sold under the shelf registration statement. As of September 30, 2015, no securities registered pursuant to the shelf registration statement have been sold by us or any selling stockholder. See Note 10, Subsequent Events, for additional information.
8. Stock Compensation Plans
Equity Incentive Plans
Our 2014 Equity Incentive Plan, or the 2014 Plan, became effective in April 2014 and replaced our 2012 Stock Option Plan, or the 2012 Plan, with respect to future awards. The 2014 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units to employees, directors, and consultants. As of September 30, 2015, option grants under the 2014 Plan generally have a ten-year term and vest over four years. Shares available for grant under the 2014 Plan include any shares remaining available or becoming available in the future under the 2012 Plan due to cancellation or forfeiture. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder beginning upon its effective date in April 2014, and on each annual anniversary, equal to the lower of:

•	1,200,000 shares of our common stock;

•	3% of the outstanding shares of our common stock on the second-to-the-last day prior to each anniversary date of the effectiveness date of our IPO; or

•	an amount as our board of directors may determine.
Pursuant to such provisions, the number of shares available for issuance under the 2014 Plan was increased by 720,369 shares effective April 16, 2015. Shares available for grant under the 2014 Plan totaled 1,057,080 shares as of September 30, 2015.
Our 2012 Plan provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights, and performance awards to employees, directors, and consultants. Option grants under the 2012 Plan generally have a ten-year term, vest over four years and are exercisable immediately, subject to a repurchase right that lapses as the options vest. As of September 30, 2015, options for the purchase of 74,970 shares of our common stock had been exercised prior to vesting, of which 28,361 were unvested and subject to repurchase. During the nine months ended September 30, 2015, options for the purchase of 19,454 shares of our common stock were exercised prior to vesting increasing our repurchase liability by $8,000, and 15,537 shares vested resulting in a decrease in the repurchase liability of $78,000. We have not repurchased any shares related to these early exercises for which our repurchase liability was $54,000 as of September 30, 2015.

The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	3,210,693	$7.54
Granted	195,290	$21.96
Exercised	(162,894)	$1.68
Forfeited or expired	(158,198)	$12.06
Outstanding as of September 30, 2015	3,084,891	$8.53	7.34	$1,545,386
Options vested and expected to vest as of September 30, 2015	3,038,336	$8.41	7.31	$1,544,310
Options exercisable as of September 30, 2015	2,787,059	$7.17	7.12	$1,545,386
Stock-Based Compensation Expense
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was $15.35 and $11.08, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employee and to non-employees:

	Nine Months Ended September 30,
	2015	2014
Employees:
Risk-free interest rate	1.76% - 1.85%	1.60% - 1.88%
Expected dividend yield	0%	0%
Expected volatility	74.1% - 92.2%	81.0% - 85.0%
Expected term of options (years)	5.9 - 6.0	6.0
Fair value of common stock	$18.87 - $26.71	$7.55 - $24.04
Non-employees:
Risk-free interest rate	0.10% - 1.56%	0.11% - 1.20%
Expected dividend yield	0%	0%
Expected volatility	56.2% - 92.6%	73.0% - 85.0%
Expected term of options (years)	0.3 - 6.0	1.0 - 4.0
Fair value of common stock	$4.04 - $25.01	$11.31 - $27.24
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

Total stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employees:
Research and development	$529	$194	$1,080	$517
General and administrative	537	238	1,405	642
Total	$1,066	$432	$2,485	$1,159
Non-employees:
Research and development	$31	$211	$372	$572
General and administrative	46	14	86	34
Total	$77	$225	$458	$606
As of September 30, 2015, there was $5.5 million and $92,000 of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, recognized expense will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for employee and non-employee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 1.7 years and 1.8 years, respectively.

Note 9. Reduction in Staff
In September 2015, we announced a staff reduction plan in order to reduce operating expenses and to conserve cash resources. The plan will reduce our workforce by approximately 30%. As a result, we estimate in total we will incur approximately $910,000 in costs related to severance benefits for the affected employees, including severance payments, limited reimbursement of medical insurance premiums, outplacement services and an extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options. Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (and no revocation) of a separation agreement, which includes a general release of claims against the Company. The staff reduction plan is expected to be completed by the end of 2015.
Of the $910,000 in costs recognized related to the staff reduction plan, which includes non-cash stock-based compensation costs of approximately $303,000 for the extension of the post-termination option exercise period, $682,000 and $228,000 have been charged to research and development and general and administrative expenses, respectively, in our condensed consolidated statements of operations for the three and nine months ended September 30, 2015. During the three months ended September 30, 2015, we paid $372,000 in severance benefits to separating employees related to the staff reduction plan. At September 30, 2015, unpaid severance costs of $235,000 are included in other current liabilities in the condensed consolidated balance sheet and are expected to be paid by the end of 2015.

Note 10. Subsequent Events

In October 2015, we completed an underwritten public offering of 6,272,727 shares of our common stock, which includes an additional 818,181 shares of our common stock sold upon full exercise of the underwriter’s option to purchase additional shares of common stock, at a price to the public of $5.50 per share. The estimated net proceeds to us from the follow-on offering were approximately $32.0 million, after deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of approximately $400,000.
Also in October, 2015, our board of directors (the “Board”) approved grants of up to a total of 742,168 performance-based stock options to certain employees and consultants under the 2014 Plan. The stock options will fully vest on the third anniversary of the grant date if (i) the Company’s new proposed clinical trial has achieved statistical significance in its primary efficacy endpoint and (ii) the participant is a continuing service provider through the third anniversary of the grant date (as such terms are defined in the 2014 Plan). Vesting of the performance-based stock options will not be accelerated if the performance goal is achieved in less than three years. The performance-based stock options granted to date have exercise prices ranging from $4.57 to $5.15 per share, the closing sales price of our common stock on the grant dates, and expire ten years from the grant date (or earlier in accordance with the terms of the 2014 Plan and the related stock option agreement).

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
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of federal securities laws. Forward-looking statements, many of which are beyond our control, are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing biologics and devices that are safe and effective for use as human therapeutic products. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.
Forward-looking statements discuss matters that are not historical facts. Our forward-looking statements involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. In this Quarterly Report, for example, we make forward-looking statements regarding: strategy and timing of clinic trials, regulatory requirements, markets for the ELAD® System; financial estimates and projections; and the sufficiency of our capital resources to fund our operations.
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
Overview
We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of liver failure. Our product candidate, the ELAD System, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. The ELAD System is the only bio-artificial liver support system containing immortal human liver-derived cells, or VTL C3A cells, to enter phase 3 clinical trials. We designed the ELAD System to supplement key aspects of normal liver function to improve patient survival. We estimate that at least 40,000 patients annually in the United States, or U.S., experience the forms of liver failure that may be addressed by ELAD, such as acute-on-chronic, surgery-induced and fulminant liver failures, for which the ELAD System may be a life-saving therapy. Outside of liver transplant, which is severely limited by the availability of organs and not available to many patients, the current standard of care for these forms of liver failure is primarily focused on the management of complications, which does not restore lost liver function and is associated with a high rate of mortality. The ELAD System has received orphan designation in the U.S. and Europe for the treatment of patients with acute liver failure. This designation provides tax credits for qualified clinical testing, seven years of market exclusivity in the U.S., and ten years of market exclusivity in Europe for the first orphan drug approved for a given indication. However, orphan designation does not alter the standard regulatory requirements or the process for obtaining marketing approval.
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
We restarted our clinical program in the U.S. and Europe in 2008. We ran two phase 2 trials and selected alcohol-induced liver decompensation, or AILD, and severe acute alcoholic hepatitis, or SAAH, as indications for our phase 3 clinical trials in the U.S. and Europe. We also made significant improvements in the ELAD System bedside unit and our proprietary production process, including (i) the incorporation of an updated version of the cardiovascular base unit with improved features, functionalities and reliability; (ii) new and improved cartridges for ultrafiltrate, cell filters and the ELAD cartridges; (iii) tubing sets optimized to recirculate smaller volumes of ultrafiltrate and blood through the system to reduce the risk of clotting and other potential adverse side effects; and (iv) improvements to our cell culture and growth processes to reduce cost and increase manufacturing efficiency and yield.
We began enrollment in our phase 3 clinical trial, VTI-208, in early 2013 and, in January 2015, completed enrollment of 203 subjects with AILD of which SAAH is a subset. During 2014, we initiated enrollment in a second phase 3 trial, VTI-210, for subjects with SAAH and in a phase 2 clinical trial, VTI-212, for subjects with FHF and surgery-induced acute liver failure, referred to as SILF. In August 2015, we reported that our VTI-208 clinical trial failed to achieve both its primary and secondary endpoints. However, medically pertinent pre-specified subsets based on age and lesser disease severity, as defined by lower MELD scores, did show promising trends toward efficacy, in particular in those subjects without signs of acute kidney failure or severe coagulopathy. Subjects with acute kidney failure or severe coagulopathy appeared to have reduced tolerability for ELAD treatment. In this severely ill population, nearly all subjects reported adverse events irrespective of treatment group and these were of similar incidence, type and severity to those observed and reported in previous ELAD studies. Based on the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources on a new phase 3 study, we discontinued the VTI-210 and VTI-212 clinical trials, postponed most activities associated with the preparation for filing a biologics license application, or BLA, and reduced our workforce by approximately 30%. We are continuing to incur expenditures related to investigating the ELAD System’s mechanism of action.
Based on our analysis of VTI-208 subsets, our intent is to pursue a new phase 3 clinical trial in AILD, to be known as VTL-308. Key changes from the VTI-208 clinical trial protocol include limits on subjects' age, MELD score and the three components of MELD score associated with kidney dysfunction (creatinine), blood clotting dysfunction (international normalization ratio, or INR) and liver function (bilirubin). MELD (Model of End stage Liver Disease) score is an algorithm used to predict 90-day patient survival in liver disease. We have begun the process of opening clinical sites and anticipate enrolling the first subject in VTL-308 during the first half of 2016, subject to the review and allowance by the U.S. Food and Drug Administration, or FDA. Our costs will be impacted by the timing and the enrollment of the VTL-308 clinical trial.
We incurred net losses since inception of $193.0 million through September 30, 2015. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or accuracy of future expenses, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.
Recent Developments

In October 2015, we completed an underwritten public offering of 6,272,727 shares of our common stock, which includes an additional 818,181 shares of our common stock sold upon full exercise of the underwriter’s option to purchase additional shares of common stock, at a price to the public of $5.50 per share. The estimated net proceeds to us from the follow-on offering were approximately $32.0 million, after deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of approximately $0.4 million.

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
The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per subject trial costs;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the number of subjects that participate in the trials;

•	continuing quality assurance activities and standards consistent with FDA and other regulatory requirements;

•	potential additional safety monitoring or other studies requested by regulatory agencies; and

•	the frequency and duration of subject follow-up visits.
A change in the outcome of any of these variables could result in a significant change in the costs and timing associated with the development of the ELAD System. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond what we currently anticipate will be required for the completion of clinical development of the ELAD System or if we experience significant delays in enrollment, we could be required to expend significant additional financial resources and time on the completion of the clinical development of the ELAD System. If we have a successful outcome from the VTL-308 clinical trial, we would expect a significant increase in our operating costs related to the preparation of a BLA and the possible commercialization of the ELAD System.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, information technology, marketing and legal functions. Other general and administrative expenses include related facility costs, stock-based compensation, professional fees for legal, consulting, accounting and tax services and insurance costs.
Comparison of the Three Months Ended September 30, 2015 and 2014
The following table summarizes our operating expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change
	2015	2014	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$9,646	$10,244	$(598)	(6)%
General and administrative	2,689	2,566	123	5%
Total operating expenses	$12,335	$12,810	$(475)	(4)%

The $598,000 decrease in research and development expense during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 reflects a significant decrease in clinical trial and related costs largely offset by increased costs related to activities in preparation for the potential filing of a BLA with the FDA and for the analysis of the data from our VTI-208 clinical trial. Clinical trial and related costs were lower by $2.5 million primarily as fewer subjects were enrolled in our clinical trials in the three months ended September 30, 2015 in comparison to significant enrollment of subjects in our VTI-208 clinical trial in the same period in 2014. This reflects the fact that our VTI-208 clinical trial completed enrollment in January 2015, and that our VTI-210 and VTI-212 clinical trials were discontinued in the third quarter of 2015. This decrease in clinical costs was also due to the change in our estimated clinical accrual, reducing our clinical costs by $750,000 in the third quarter of 2015. These decreases in clinical costs were partially offset by an increase of $1.3 million in fees for validation work and other activities associated with our preparation for a BLA and costs for data management and analytical services related to the evaluation of the VTI-208 results in the 2015 quarter.
In addition to the above, research and development-related salaries, stock-based compensation and related compensation costs increased by $299,000 in the three months ended September 30, 2015, including severance costs of $452,000 as a result of a reduction of staff in the quarter, and due to an increase of $264,000 in salaries and wages and an increase of $154,000 in stock-based compensation costs including charges related to the extension of the post-termination option exercise period for personnel involved in the staff reduction. These compensation-related costs were partially offset by $571,000 in lower expenses due to a reduction in our estimated bonus accrual for 2015 as compared to 2014, reflecting the failure of the VTI-208 clinical trial to reach its primary endpoint. Facilities costs and other allocations and costs also increased in the three months ended September 30, 2015 as compared to the corresponding period in 2014 as, in part, development, clinical, manufacturing and regulatory occupied more space in our facilities.
The $123,000 increase in general and administrative expense during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily attributable to increases of $203,000 in salaries and wages and other compensation-related expenses and of $119,000 for fees for professional services. Salaries and wages increased by $170,000 primarily due to increased headcount to support our operations as we did not start our staff reduction until the later part of the third quarter of 2015. Compensation-related costs included charges of $132,000 for severance related to the staff reduction and non-cash stock-based compensation costs increased by $331,000, due in part to the extension of the post-termination option exercise period for personnel involved in the staff reduction. These compensation-related costs were partially offset by $430,000 in lower expenses due to a reduction in the estimated bonus accrual for 2015 as compared to 2014 reflecting the failure of the VTI-208 clinical trial to reach its primary endpoint. Facilities costs and other overhead allocations and costs also decreased by $156,000 in the three months ended September 30, 2015 as compared to the corresponding period in 2014.
Both our research and development and general and administrative costs are expected to decline in the fourth quarter as compared to the third quarter of 2015 and as compared to the fourth quarter of 2014. This is due in large part to the discontinuation of the VTI-210 and VTI-212 clinical trials, the reduction in staff and the postponement of BLA-related activities, as a result of the failure of the VTI-208 clinical trial to meet its primary and secondary endpoints. The staff reduction plan and any corresponding cash outlays are expected to be completed by the end of 2015. Assuming we limit our focus principally to the VTL-308 clinical trial, we expect our average quarterly operating expenses (primarily research and development expenses) and cash flow used in operations to decrease by over one-third as a result of these changes. Our expenses and use of cash will fluctuate based primarily on the timing and enrollment in the VTL-308 clinical trial.
Comparison of the Nine Months Ended September 30, 2015 and 2014
The following table summarizes our operating expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Change
	2015	2014	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$32,945	$28,589	$4,356	15%
General and administrative	9,286	7,736	1,550	20%
Total operating expenses	$42,231	$36,325	$5,906	16%

The $4.4 million increase in research and development expense during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was principally associated with increased costs in support of our clinical trial activities, research activities related to the ELAD System’s mechanism of action, and preparation for a potential filing of a BLA with the FDA. The higher research and development expenses were primarily attributable to increases of $4.3 million in third-party consulting and other service fees, $2.0 million in salaries, stock-based compensation and other compensation-related costs, $1.0 million in facilities costs and other overhead allocations and costs, and $386,000 in the cost of manufacturing materials and supplies and for manufacturing validation activities.
The higher third-party consulting and service fees are principally attributable to increases in fees for clinical trial monitoring, for data management services, for analytical services in preparation for the evaluation of our VTI-208 clinical results and for activities to support a potential BLA filing. Higher salary and other compensation-related costs are principally due to increases in headcount (i) in research to support mechanism of action and BLA activities, (ii) in manufacturing to support BLA activities, and (iii) for clinical trials as we moved certain third-party CRO activities in house and to support data management. As with the quarterly comparison above, these compensation related costs also included charges of $486,000 for severance costs and an increase of $364,000 for non-cash stock-based compensation costs, including costs for the extension of the post-termination option exercise period, offset by $241,000 due to a lower estimated bonus accrual for the 2015 period.
The above increases were partially offset by a reduction of $3.5 million in clinical trial and related costs primarily as a result of the completion of enrollment in the VTI-208 clinical trial in January 2015 and due to the transfer of certain CRO activities to company personnel in the nine months ended September 30, 2015 as compared to the same period in 2014. This decrease in clinical costs was also due to the change in our estimated clinical accrual, reducing our clinical costs by $750,000 in the third quarter of 2015. These clinical cost reductions were slightly offset by the ramp-up of the VTI-210 and VTI 212 clinical trials.
The $1.6 million increase in general and administrative expense during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily attributable to a $1.6 million increase in salaries and wages and other compensation-related expenses due principally to increased headcount to support our operations and higher stock-based compensation costs. As with the quarterly comparison above, these compensation-related costs included charges of $132,000 for severance and an increase of $814,000 for non-cash stock-based compensation costs, including costs for the extension of the post-termination option exercise period, partially offset by $162,000 due to a lower estimated bonus accrual for the 2015 period. In addition, our consulting and insurance costs increased by $216,000 and $232,000, respectively, in the 2015 period as compared to the corresponding period in 2014, including higher costs associated with being a public company following our initial public offering, or IPO, in April 2014. These increases were partially offset by a $407,000 decrease in facilities costs and other overhead allocations and costs.
Separate from operating expenses, the $2.6 million of other income recognized for the revaluation of future purchase rights liabilities for the nine months ended September 30, 2014 was the result of the termination of the remaining purchase rights liabilities upon the conversion of all senior preferred stock to common stock in conjunction with the completion of our IPO.
Liquidity and Capital Resources
To date, we have not generated significant revenues attributable to the ELAD System. We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $193.0 million through September 30, 2015. We expect that we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file. As of September 30, 2015, the shelf registration statement permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. The common stock that may be offered, issued and sold under the “at-the-market” sales agreement is included in the $200.0 million that may be offered, issued and sold under the shelf registration statement.

As of September 30, 2015, we had cash and cash equivalents of approximately $59.8 million. In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million from the sale of 6,272,727 shares of our common stock, leaving $165.5 million available under the shelf registration statement. See "Financing Activities" below. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of September 30, 2015, such funds were held in cash and money market funds.
The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(In thousands) (unaudited)
Cash (used in) provided by:
Operating activities	$(40,661)	$(30,432)
Investing activities	(1,769)	(1,857)
Financing activities	(47)	73,195
Operating Activities
During the nine months ended September 30, 2015, operating activities used $40.7 million of cash. The use of cash primarily related to our net loss of $42.2 million adjusted for non-cash charges of $2.9 million related to stock-based compensation and $947,000 related to depreciation and amortization, partially offset by a $2.4 million change in our operating assets and liabilities. Changes in our operating assets and liabilities during the nine months ended September 30, 2015 consisted primarily of a decrease of $1.6 million in accrued expenses, a decrease of $397,000 in accounts payable, and an increase of $344,000 in prepaid expenses. The decrease in accrued expenses was primarily attributable to a decrease of $1.1 million in the bonus accrual reflecting the failure of the VTI-208 clinical trial to reach its primary endpoint.
During the nine months ended September 30, 2014, operating activities used $30.4 million of cash. The use of cash was primarily related to our net loss of $33.7 million adjusted for non-cash income of $2.6 million related to the revaluation of future purchase rights liabilities, non-cash charges of $853,000 and $1.8 million for depreciation and stock-based compensation, respectively, and $3.3 million of net changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2014 consisted primarily of an increase of $3.6 million in accrued liabilities, reflecting an increase in clinical activities and related research and development expenditures, partially offset by an increase of $406,000 from other current assets and prepaid expenses and a decrease of $142,000 in accounts payable since the beginning of the year. The net increase in other current assets and prepaid expenses was attributable to an increase of $587,000 in prepaid expenses primarily attributable to payments on corporate insurance policies, offset by a reduction in prepaid clinical costs of $252,000 related to the utilization of prepayments to our CROs.
Investing Activities
During the nine months ended September 30, 2015, investing activities used $1.8 million of cash, including $2.3 million for facilities improvements and purchases of equipment for manufacturing, research and development, offset by $523,000 from a decrease in restricted cash requirements relating to our clinical trials and the timing of subject enrollment.
During the nine months ended September 30, 2014, investing activities used $1.9 million of cash, primarily related to $1.4 million in purchases of capital equipment for manufacturing and clinical operations and a net increase of $492,000 in restricted cash requirements. The net increase in our restricted cash is primarily related to an increase in our clinical trial obligations of $778,000, which was offset by $288,000 related to the elimination of certain restrictions associated with our Junior Preferred Stock Purchase Agreement.
Financing Activities
During the nine months ended September 30, 2015, financing activities used $47,000 of cash consisting of $321,000 for deferred financing costs, partially offset by $274,000 received from the exercise of stock options.
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
Subsequently, in October 2015, we completed an underwritten public offering of 6,272,727 shares of our common stock, which includes an additional 818,181 shares of our common stock sold upon full exercise of the underwriter’s option to purchase additional shares of common stock, at a price to the public of $5.50 per share, all of which were sold by us. The estimated net proceeds to us from the follow-on offering were approximately $32.0 million, after deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of approximately $0.4 million.
As a result of the recently announced expense reductions and the expected structure and timing of the VTL-308 clinical trial, we believe that our existing cash and cash equivalents of $59.8 million as of September 30, 2015, combined with the net proceeds from our follow on offering of approximately $32.0 million will be sufficient to fund our operations to mid-2018, which may or may not include topline data for VTL-308. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in clinical trials, the timing of any possible filing of biologics license applications, decisions with respect to building commercial operations, and any unforeseen cash needs. To the extent we require additional funds in the future, we may raise funds pursuant to our shelf registration statement, or we may seek to obtain additional funding through a combination of other equity or debt financings, government or other third-party financing, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements.
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations and licensing arrangements. In any event, we do not expect to achieve revenue from product sales prior to the use of the net proceeds from our public offerings. We do not have any committed external source of funds. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and may be on terms that are not favorable to us or our stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. If we raise additional funds through collaborations and licensing arrangements with third parties, which we have no prior experience in, we may have to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Any of these factors could harm our operating results.
Off-Balance Sheet Arrangements
Through September 30, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements and related notes. In preparing our financial statements, we make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management considers relevant. Because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.
During the first nine months of 2015, there were no significant changes in our critical accounting policies or in the methodology used for estimates, except as related to our estimates of costs incurred in our clinical trials. As a result of the completion of our VTI-208 and the discontinuation of our VTI-210 phase 3 clinical trials in the third quarter of 2015, we gained access and used subject-specific information in estimating the accruals for those clinical trials. See Note 3 to the accompanying condensed consolidated financial statements for a further discussion of the clinical trial accrual. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 20, 2015 for a more complete discussion of our critical accounting policies and estimates.
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

Item 4. Controls and Procedures
Internal Controls and Procedures
Prior to our initial public offering and in connection with past audits of our financial statements, our independent registered public accounting firm identified and reported adjustments to management. Certain of the identified adjustments in the prior periods were deemed to be the result of internal control deficiencies that constituted material weaknesses in our internal control over financial reporting.
We did not maintain an effective control environment in that the design and execution of our internal controls over financial reporting was limited due to the lack of proper segregation of duties resulting from inadequate staffing levels, the ineffective review over financial transactions, and the maintenance of our books and records. The lack of adequate staffing levels resulted in insufficient time spent on review and approval of certain information used to prepare our financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. Such examples include correct financial statement classification, the valuation of financing transactions entered into during the period, and maintenance of documentation in support of such transactions. These control deficiencies, although varying in severity, contributed to the material weaknesses in the control environment noted by our independent registered public accounting firm.
Efforts to remediate the existing material weakness are being completed and tested. Management has taken the steps it believes were needed to address the causes of our audit adjustments and to improve our internal control over financial reporting, including the implementation of new accounting processes and control procedures and the identification of gaps in our skills base and expertise of the staff required to meet the financial reporting requirements of a public company. We have hired accounting personnel who are degreed and experienced accountants, which has enabled us to expedite our month-end close process, thereby facilitating the timely preparation of financial reports. The additional qualified personnel have provided increased resources for the review and approval of transactions and the information used to prepare our financial statements, for the preparation and maintenance of documentation, and for designing and maintaining an effective control environment.
In the first quarter of 2015, we completed the process of compiling and modifying our system of internal controls, preparing or revising documentation, and evaluating the design of our system of internal controls with respect to our operations, reporting, and compliance as determined necessary to comply with Section 404 of the Sarbanes-Oxley Act and consistent with the structure for designing and evaluating the effectiveness of internal controls guidance provided in The Committee of Sponsoring Organizations of the Treadway Commission’s updated framework, Internal Control – Integrated Framework (2013). In addition to adding qualified personnel as discussed above, the principal actions resulting from evaluation have been to formally document and improve our internal controls. This includes the documentation of procedures and reviews that were performed but not documented or performed on a timely basis. We have been testing the implementation and operation of, and compliance with, our system of internal controls during the second and third quarters and will continue that testing in the fourth quarter. Based upon the outcome of our testing, we will take remedial action should issues be identified.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer, as of such date, have concluded that our disclosure controls and procedures were ineffective at a reasonable assurance level as we have not completed sufficient testing of our disclosure controls and procedures. Notwithstanding the existence of the material weaknesses described above, management believes that the condensed consolidated financial statements in this Quarterly Report Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act), during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business
We are attempting to refocus our clinical development program as a result of our sole product candidate failing to meet both the primary and secondary endpoints in our VTI-208 clinical trial, and we cannot guarantee that we will be successful in doing so.
In August 2015, we announced that the ELAD® System, our sole product candidate, failed to meet its primary and secondary endpoints in our VTI-208 phase 3 clinical trial. Following this announcement, we discontinued our VTI-210 and VTI-212 clinical trials and began a series of pre-specified and post-hoc analyses of the VTI-208 data to determine if there was a basis for continuing the development of the ELAD System. Based on these analyses, we have prepared a preliminary protocol for a new clinical trial, VTL-308, incorporating changes based on clinically relevant trends we observed in subset data from the VTI-208 clinical trial, including limits on subjects' age, MELD score and the three components of MELD score associated with kidney dysfunction (creatinine), blood clotting dysfunction (INR) and liver function (bilirubin). However, we cannot predict the outcome of future interactions with the U.S. Food and Drug Administration, or FDA, or other regulatory authorities relating to the changes to our clinical development program. A package including the proposed VTL-308 protocol was recently submitted to the FDA and we expect FDA feedback by year end. We have not yet met with or discussed our proposed new phase 3 protocol with the FDA. If the FDA does not respond favorably to our submission, the VTL-308 trial could be put on clinical hold until an agreement on its design is reached with the FDA, or we may never be able to reach agreement with FDA and may not be able to run the VTL-308 trial.
We cannot be certain that the design of or assumptions underlying our new proposed clinical trial, including the inclusion and exclusion criteria, are correct or will ultimately demonstrate statistical significance in overall survival over a control group. Further, we cannot predict whether, even if statistical significance in overall survival is achieved, the results will be accepted without a confirmatory study as the basis for the submission of a biologics license application, or BLA, to the FDA or for a similar filing with any other regulatory authority. For example, even if the VTL-308 clinical trial were to meet its primary endpoint under the contemplated design, we cannot guarantee that the FDA or other regulatory authorities would not require an additional pivotal trial before granting market approval, which would require substantial additional time and funds in order to complete clinical development. If we are unsuccessful in our attempt to refocus our clinical development program, then we cannot continue with the development of the ELAD System, and we would need to undertake a review of potential business alternatives, which may include, but are not limited to, a merger or sale of the company or ceasing operations and winding down the business.
We may not be able to continue the development of, successfully obtain regulatory or marketing approval for, or successfully commercialize, the ELAD System.
To date, we have expended significant time, resources and effort on the development of the ELAD System. The unfavorable VTI-208 outcome has caused a significant delay in our plans to commercialize the ELAD System. If we are able to continue the development of the ELAD System, we will need to commence and complete one or more additional clinical trials that successfully demonstrate statistical significance in overall survival over a control group, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the U.S., from the European Medicines Agency, or EMA, in the European Economic Area, and from foreign regulatory authorities in other jurisdictions, obtain commercial manufacturing supply, build a commercial marketing organization or enter into a commercial marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. If we continue the development of the ELAD System, we cannot assure you that we will be able to successfully complete the necessary clinical trials, and/or obtain regulatory approvals and sufficient commercial manufacturing supply for the ELAD System. If we encounter additional difficulties in the development of the ELAD System due to any of the factors discussed in this “Risk Factors” section or otherwise, or we do not seek or receive regulatory approval or are unable to successfully commercialize the ELAD System, if approved, or we are unable to, or elect not to, continue the development of the ELAD System, then we will not be able to continue our business in its current form, and we would need to undertake the review of potential business alternatives discussed above.
We are a clinical-stage company with no approved products, which makes assessment of our future viability difficult.
We are a clinical-stage company and we have no approved products or revenues from the sale of products. Our operations to date have been limited to organizing, staffing and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidate, and engaging in research and development. Our most recent clinical trials failed to reach both their primary and secondary endpoints or were terminated. We have not yet demonstrated an ability to obtain regulatory approval, manufacture products on a commercial-scale, or conduct the sales and marketing activities necessary for successful product commercialization. As a result, there is limited information about us for investors to use when assessing our future viability and our potential to successfully develop product candidates, conduct clinical trials, manufacture our products on a commercial scale, obtain regulatory approval and profitably commercialize any approved products.

We are totally dependent upon the success of the ELAD System, our sole product candidate.
The ELAD System is designed to improve survival rates of patients with certain forms of liver failure resulting from hepatocellular insult. The ELAD System is a novel product candidate whose safety, efficacy and other attributes have not been demonstrated in well-designed, large scale, clinical trials and are not fully understood. As a cell-based therapy, the ELAD System’s mechanism-of-action is complex and we cannot be certain that our currently-targeted indications of alcohol induced liver decompensation, or AILD, which includes severe acute alcoholic hepatitis, or SAAH, in the U.S. and Europe, and viral hepatitis (predominantly hepatitis B) in China represent suitable applications for the ELAD System, or even ones where the ELAD System therapy can or will ultimately be shown to be safe and effective in well-designed phase 3 clinical trials necessary to support regulatory approval in any jurisdiction. For example, our phase 3 trial in AILD, VTI-208, failed to reach both its primary and secondary endpoints. Finally, even if the ELAD System is proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization will be successful. If the ELAD System should fail at any stage in our clinical trials or at the marketing stage, our business and operating results and financial condition will be materially and adversely affected.
We cannot give any assurance that we will successfully complete the ELAD System’s clinical development, or that the ELAD System will receive regulatory approval in a timely fashion or at all.
We must be evaluated in light of the uncertainties and complexities affecting a clinical-stage, combination product, biologic and medical device company. We have not successfully completed clinical development for any of the ELAD System’s potential indications in the U.S. or Europe where the ELAD System is regulated as a combination biologic and medical device, and a combined somatic cell Advanced Therapy Medicinal Product, respectively. We are planning to pursue a new phase 3 clinical trial designed to establish the safety and efficacy of the ELAD System and to support approval in the U.S. and Europe. This clinical trial is expected to be performed in certain subjects with AILD, which will include SAAH. Any additional indications we elect to pursue will require the initiation and completion of additional phase 3 clinical trials demonstrating safety and efficacy for each such indication. For example, even prior to our VTI-208 clinical trial, the FDA had noted its view that preliminary clinical evidence did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Since then, our VTI-208 clinical trial failed to meet both its primary and secondary endpoints. There is no guarantee that any future clinical trials will be started or completed in a timely fashion or succeed. Our ability ultimately to reach profitability is critically dependent on our future success in obtaining regulatory approval for the ELAD System. However, there can be no assurance that any future clinical trials will be timely commenced, successful, or that regulators will approve the ELAD System in a timely manner, or at all.
If we fail to obtain regulatory approval in the U.S. and Europe, our business would be harmed.
We require regulatory approval for each indication we are seeking before we can market and sell the ELAD System in a particular jurisdiction for such indication. Our ability to obtain regulatory approval of the ELAD System depends on, among other things, successful completion of phase 3 clinical trials, and demonstrating efficacy with statistical significance and acceptable safety in humans. The results of our current proposed clinical trial and future clinical trials may not meet the FDA, the EMA or other regulatory agencies’ requirements to approve the ELAD System for marketing under any specific indication, and these regulatory agencies may also determine that our manufacturing processes or facilities are insufficient to support approval. For example, the FDA had previously noted its view that preliminary clinical evidence available prior to our VTI-208 clinical trial did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Additionally, the negative results of VTI-208 may bias the FDA, EMA and other regulatory authorities against the ELAD System. As such, we may need to conduct more clinical trials than we currently anticipate and upgrade our manufacturing processes and facilities, which may require significant additional time and expense and which could delay or prevent approval. If we fail to obtain regulatory approval in a timely manner, our commercialization of the ELAD System would be further delayed and our business would be harmed.

If we are able to secure marketing approval, our commercial success will be determined by our ability to obtain acceptable pricing and reimbursement for the ELAD System therapy.
Therapies such as the ELAD System are paid for primarily by private and government insurance, although in some markets payment may be made by private individuals and their families. Reimbursement policies and decisions for medical products is a highly bureaucratic, politicized and regulated process and includes consideration of factors such as cost effectiveness and meaningful patient benefit. There is great pressure from government and third-party payors to reduce costs. Furthermore, there are no therapies approved to restore liver function and the lack of an established reimbursement structure introduces additional uncertainty with regard to reimbursement for the ELAD System. Although we commissioned a report in 2013 from pricing study and reimbursement specialists that concluded we should target a commercial price between $150,000 and $275,000 for ELAD therapy in the U.S., we do not know whether this price is achievable or sustainable. Further, this report was prepared prior to the failure of the VTI-208 clinical trial, the discontinuation of our VTI-210 and VTI-212 clinical trials and prior to planning a new proposed phase 3 trial, all of which may result in a lower target commercial price if the report was recreated based on the additional information known to us. Although we do not expect to determine a target commercial price for ELAD therapy either within or outside of the U.S. until after completion of a successful clinical trial, we believe it may be difficult to sustain a commercial price outside of the U.S. at or above the commercial price in the U.S. In addition, we will have no control over the reimbursement or conditions that may be set by the government or private insurers, if any, assuming we are able to secure marketing approval for the ELAD System. In markets where payment will be made by private individuals and their families, we cannot predict if such private payors will be prepared to pay an acceptable price.
If we are unable to implement our sales, marketing, distribution, training and support strategies or enter into agreements with third parties to perform these functions in markets outside of the U.S. and Europe, we will not be able to effectively commercialize the ELAD System and may not reach profitability.
Our technology is new and complex, and potential customers will have limited knowledge of, or experience with, the ELAD System. In addition, we have no ELAD System-related sales and marketing experience either domestically or abroad. We have not commercialized the ELAD System anywhere. Our commercial success will depend on our ability to market and receive adequate reimbursement of the ELAD System. This success will also depend on our ability to obtain and maintain adequate pricing for the ELAD System.
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

If we are unable to establish our own sales, marketing, distribution, training and support capabilities and instead enter into arrangements with third parties to perform these services, our product revenues, gross margins and our profitability, if any, are likely to be lower than if we were to market, sell and distribute the ELAD System ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute the ELAD System, or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to commercialize the ELAD System effectively. If we do not establish sales, marketing, distribution, training and support capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing the ELAD System and achieving profitability, and our business would be harmed.
We have incurred losses since our inception and expect to incur significant losses in the foreseeable future and may never become profitable. Even if we ultimately achieve profitability, it may not be sustained and we may require additional capital.
We are a clinical-stage company and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $47.7 million and $32.7 million for the years ended December 31, 2014 and 2013, respectively, and $42.2 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $193.0 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods and we may need to raise additional capital.
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
Our internal computer systems, or those used by our clinical investigators, contract research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs for the ELAD System.
We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Despite the implementation of security measures, our internal computer systems and those used by our clinical investigators, contract research organizations, or CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. The techniques that could be used by criminal elements or foreign governments to attack these computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Activities in China may be particularly at risk. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. While, to our knowledge, we have not experienced any significant system failure, theft of information, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical development activities. For example, the loss of clinical trial data from future clinical trials could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption, theft of information, or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the clinical development and any future development of the ELAD System could be delayed.

Risks Related to the ELAD System’s Clinical Development
We have limited experience in conducting pivotal clinical trials used to support regulatory approval and our prior clinical trials of the ELAD System did not demonstrate a statistically significant improvement in survival, the primary endpoint that is needed to support regulatory approval.
Our VTI-208 phase 3 randomized, controlled, open-label trial evaluating the ELAD System in subjects with AILD failed to meet the primary endpoint of overall survival through at least 91 days assessed using the Kaplan Meier statistical method. We have drafted a preliminary protocol for a new clinical trial in AILD, VTL-308, incorporating limits on subjects' age, MELD score and its three components. While the endpoints and populations for the proposed protocol for VTL-308 are derived from results of our prior studies, including the results of VTI-208, and based on medical literature, in none of those prior studies have we demonstrated a statistically significant effect on the population based on the endpoints prospectively described in the study plan. Our prior clinical trials of the ELAD System in AILD did not demonstrate statistically significant improvement over standard of care in the primary endpoint of 90-day survival. Similarly, our prior clinical trials of the ELAD System in fulminant hepatic failure, or FHF, did not demonstrate statistically significant improvement in the primary endpoint of 28-day survival. The lack of statistical significance could be attributed to various factors including the lack of power to demonstrate significance, the design of the studies or the lack of an ELAD System treatment benefit.
The results of previous clinical trials may not be predictive of future results.
Positive results from our prior clinical trials, including either statistical significance in some endpoints or trends towards statistical significance in other endpoints, should not be relied upon as evidence that our current or future clinical trials will necessarily succeed. While we believe that we have learned valuable lessons from the results of prior trials and have attempted to use these lessons to guide our design of a new clinical trial, VTL-308, there can be no guarantee that these lessons are correct or that we will effectively incorporate them into the design of VTL-308. For example, our primary endpoint in VTI-208 was based on the results of a subset of subjects in our VTI-206 clinical trial. Though that subset showed a trend toward increased survival up to at least study day ninety-one, it consisted of only 29 subjects. The FDA has noted its belief that this preliminary clinical evidence did not indicate that our product may demonstrate a substantial improvement over standard of care. We cannot provide any guarantee that our possible future clinical trials will provide statistically significant data sufficient to support regulatory approval.
If we fail to select appropriate subjects for our Phase 3 clinical trials or if these subjects do not progress as expected, it will be difficult for us to demonstrate the statistically significant efficacy of the ELAD System therapy necessary to gain approval.
We designed VTI-208 and VTI-210 in accordance with input provided by regulatory authorities that we must demonstrate a statistically significant improvement in a survival endpoint. VTI-208 and VTI-210 included concurrent control subjects in a 1:1 ratio with treated subjects, and all subjects were to be included in the statistical analysis. Each study was designed to enroll subjects with an expected death rate of about 50% in 90 days without the ELAD System therapy. It was and is necessary to select subjects with high expected death rates in order to be able to determine whether the ELAD System has an effect on treated subjects and to help determine the number of subjects to enroll in a clinical trial in order to be able to achieve statistical significance. We monitor certain baseline characteristics of the subjects we are enrolling in our studies (such as age and MELD scores) to assess that the population characteristics are similar to prior studies in which death rates were in the target range. Although we plan to incorporate limits on age and creatinine, and revise limits on MELD scores, INR and bilirubin for VTL-308, there is no assurance that our new and revised parameters will be sufficient to predict survival. Additionally, there is no assurance that the new inclusion and exclusion criteria for VTI-308, which will have the same primary and secondary endpoints as the VTI-208 clinical trial, will help the study show statistical significance and it may be more difficult for us to find study patients with the narrower criteria, which could delay enrollment and increase the costs of VTL-308 beyond our current expectations. Moreover, if we do not succeed in selecting appropriate subjects or if the subjects we select do not progress as expected, we may not be able to demonstrate statistically significant efficacy of the ELAD System therapy necessary to gain approval.

Random variation or changes in standard of care could cause our clinical trials to be delayed and/or fail.
Regulatory authorities worldwide have adopted the standard that, to gain marketing approval, clinical trials should produce a result that has less than a 5% probability of being due to random variation. There is no assurance that any of our possible future clinical trials will meet that standard. In addition, we have designed all of our clinical trials to be judged by a survival primary endpoint, which may be difficult to achieve for many reasons, including unanticipated survival rates of control subjects due to random variations, deficiencies in our exclusion and inclusion criteria, and the standard of care of the subjects, which may vary from site to site and country to country and is continuously evolving. For example, the FDA had expressed concern that the VTI-208 study may not be adequately designed to provide convincing evidence of efficacy if there are significant differences in how the ELAD System subjects and controls are treated during the treatment period and after hospital discharge. VTL-308 will bear the same risk. Variations in length of hospital stay, rates of hospital re-admission, alcohol recidivism rates, nutritional support, and concomitant medications, which are not within our control, could significantly confound the study results and call into question whether any difference in survival is due to the ELAD System or to these factors. Moreover, evolution in the standard of care for the treatment of patients with acute forms of liver failure could make our trials difficult to enroll and interpret. For instance, the results of the Steroids or Pentoxifylline for Alcoholic Hepatitis (STOPAH) study funded by the UK National Institute for Health Research failed to demonstrate any significant benefit in the primary analysis of overall survival for subjects treated with either steroids, Pentoxifylline or a combination of the two at one, three or twelve months, as compared with placebo. Any of these factors, which are beyond our control, could materially and adversely affect the results of any future Phase 3 clinical trials and prevent us from gaining regulatory approval of our ELAD System therapy. In addition, even if the results of our clinical programs are positive, our inability to control or adequately account for these factors between treatment arms could cause the FDA or other regulatory authorities to determine that the results are not adequate, or must be reproduced in a confirmatory study, to support marketing approval.
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
All extracorporeal therapy systems, including the ELAD System, cause a decline in blood platelets, which can lead to coagulation problems and uncontrolled bleeding because platelets are critical to the formation of blood clots. Patients with liver failure generally have serious blood clotting problems since the liver produces most of the body’s blood clotting proteins. These patients therefore have wide variations in their ability to coagulate their blood. To minimize blood clotting issues during ELAD treatment, some patients require an infusion of small amounts of anti-coagulant therapy, which can aggravate bleeding. Because every patient is different, the need for anti-coagulant therapy is not predictable and must be established during therapy, a process that can affect the course of the therapy. The risk of uncontrolled bleeding may be addressed during the ELAD System therapy by administering platelet transfusions to patients whose platelets drop below a safe level or by administering blood coagulation factors. However, there have been cases of uncontrolled bleeding during and after the ELAD System therapy. Additionally, some patients have abnormal red blood cells, which have weakened cell walls subject to rupture by physical force, a process known as hemolysis. The physical force exerted on the red blood cells by the ultrafiltrate generator in the ELAD System line can, in some cases, be enough to cause hemolysis which, if not arrested, can be fatal. The incidence of hemolysis was approximately 2% in subjects enrolled in our prior clinical trials.
Data from our clinical trials suggest that ELAD should not be used in subjects with acute kidney injury (defined as a serum creatinine level of greater than or equal to 1.5 mg/dL). The use of extracorporeal systems such as ELAD may cause harm in patients with pre-existing kidney injury because these subjects are at an increased risk to develop fluid overload due to the renal impairment. Furthermore, ELAD treatment should be stopped if a patient develops any indication for renal replacement therapy, because patients with renal impairment are less likely to be able to tolerate the increased stresses associated with two extracorporeal devices requiring high venous flow rates.
Human liver-derived C3A cells have been shown in animal studies to have the capacity to grow into a tumor mass under certain conditions. While it is possible that some VTL C3A cells could escape from the ELAD cartridges and cause tumors in patients or produce substances that could lead to the development of malignant tumors, it is expected within the natural medical history of this population of patients with chronic liver disease (whether caused by hepatitis B or alcohol) that a certain incidence of cancer will be reported. There was no evidence that the incidence or type of cancer was different between the ELAD and control group in the China study. There has been one reported cancer (colon cancer) in VTI-208 in an ELAD-treated subject. Long term follow up of VTI-208, as required by the regulatory authorities, will provide more information. These or other adverse events, even those that are currently unforeseen, could significantly affect our development and commercialization efforts, cause the regulatory authorities to place our clinical trials on hold or to refuse to grant or maintain the marketing approval or result in withdrawal of the ELAD System from the market.
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
Clinical trials for the ELAD System require us to identify and enroll a large number of subjects that meet all of the entry criteria set forth in our protocols, including having the disease under investigation. We may not be able to enroll a sufficient number of subjects who meet our protocol requirements in a timely manner. Subject enrollment is affected by numerous factors, many of which fall outside of our control, including:

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
In light of our VTI-208 data, it is possible that patients will be less willing to participate in the potential future trial of the ELAD System. Additionally, we may experience difficulties enrolling new patients based on the new exclusion and inclusion criteria for VTL-308. Even if we are able to identify an appropriate subject population for a clinical trial, there can be no assurance that the subjects will elect to enroll in the study or complete the study. These difficulties could impact our anticipated budget and timeline for VTL-308.
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
Our future clinical trials must be conducted in accordance with regulations governing clinical studies, and are subject to oversight by the FDA, foreign governmental agencies, ethics committees and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials may require large numbers of test subjects. Changes in regulatory requirements may occur at any time and we may need to amend clinical trial protocols to reflect such changes. In addition, we may voluntarily amend our protocols, as we did for our VTI-210 clinical trial. Amendments may require us to resubmit our clinical trial protocols to ethics committees or IRBs for reexamination, which may impact the costs, timing or successful completion of the underlying trial.
Our future clinical trials may require amendment or be delayed, unsuccessful or terminated as a result of many factors, including:

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

•	delays or failure in transporting the ELAD System to clinical trial sites with sufficient rapidity to enable treatment to begin early enough to have an opportunity for clinical benefit;

•	delays or failure in completing data analysis and achieving primary and secondary endpoints;

•	delays in subject enrollment or site initiation, including in light of, among other things, our negative results from VTI-208;

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
If our clinical trials fail to provide evidence of safety and efficacy sufficient to satisfy the requirements of the regulatory authorities such as with VTI-208, the ELAD System will not be approved unless we are able to perform additional clinical trials showing such safety and efficacy. Delays in the completion of, or termination of, any clinical trial of the ELAD System may harm the future commercial prospects of the ELAD System, and our ability to generate revenues may be delayed or eliminated. In addition, any delays in completing our clinical trials increases our costs, slows down our development and approval process and delays or jeopardizes our ability to commercialize the ELAD System. These occurrences harm our business, financial condition and prospects significantly.

Risks Related to Regulatory Matters
The FDA regulatory approval process is complex, time-consuming and unpredictable. In addition, our negative VTI-208 data may adversely affect the attitude of regulatory authorities toward continued development of the ELAD System.
In the U.S., the ELAD System is regulated as a combination biologic and medical device. Before the ELAD System can be marketed in the U.S., we must submit and the FDA must approve a BLA. In addition, the device components of the ELAD System must be found acceptable as part of the BLA. The ELAD System is a novel therapy involving a combination biologic and medical device and the regulatory review process is complex, time-consuming and unpredictable. As a result, our development costs, timelines and approvals are not readily predictable.
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

•
we may be unable to demonstrate to the satisfaction of the FDA that the ELAD System is safe and effective for its proposed indications or that the ELAD System provides significant clinically relevant benefits;

•
the results of our clinical trials may not meet the level of statistical significance required by the FDA for approval or may not support approval of a label that could command a price sufficient for us to be profitable;

•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the opportunity for bias in the clinical trials as a result of the open-label design may not be adequately handled and may cause our trial to fail;

•
the ELAD System may be subject to an FDA advisory committee review, which is triggered by an FDA request and is solely within the FDA’s discretion, which may result in unexpected delays or hurdles to approval;

•	the FDA may determine that the manufacturing processes at our facilities or facilities of third party manufacturers with which we contract for clinical and commercial supplies are inadequate;

•
even if VTL-308 is successful in demonstrating a statistically significant improvement over standard of care, in light of the fact that certain confounding factors may be viewed by the FDA as limiting the persuasiveness of the study results, a single successful phase 3 clinical trial may not be sufficient to provide the substantial evidence of effectiveness necessary to support regulatory approval, and therefore we may need more than one phase 3 clinical trial to secure regulatory approval;

•
the FDA has commented that even if one of our phase 3 clinical trials is a statistical and clinical success, a second confirmatory trial that substantiates positive results may be necessary to support a BLA;

•	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval; and

•
the negative results from VTI-208 could result in more stringent requirements being imposed by the regulatory bodies and advisory groups, should we decide to continue the development of the ELAD System.

The FDA expressed concern with our past phase 3 clinical trial, VTI-208, that if there are significant differences in how the ELAD and control subjects are treated during the study and after discharge from the hospital, the study may not be able to provide convincing evidence of safety and efficacy. Differences in length of hospital stay, rates of hospital re-admission, alcohol recidivism rates, nutritional support, and concomitant medications could significantly confound the VTL-308 study results.
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
Outside the U.S., our ability to market the ELAD System is contingent upon receiving marketing authorizations from appropriate regulatory authorities. If our clinical programs are successful, we currently anticipate submitting applications for marketing authorization to the EMA in the European Union. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country, and we may be unable to meet such requirements. If the regulatory authority is satisfied that adequate evidence of safety, efficacy, and quality has been presented, a marketing authorization will be granted. The foreign regulatory approval process involves all of the risks associated with FDA approval.
Even if the ELAD System receives regulatory approval, we will be subject to ongoing regulatory requirements and may face regulatory or enforcement action.
If any ELAD System product receives regulatory approval, we will be subject to significant ongoing regulation by the FDA and other regulatory authorities, including regulation of our manufacturing operations and any third-party manufacturing operations for compliance with applicable current Good Manufacturing Practices, or cGMP, and/or Quality System Regulation, or QSR, post-approval clinical data, adverse event reporting and complaint handling, and advertising and promotional activities. Failure to comply with regulatory requirements may subject us to sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, and refusal to approve pending product marketing applications.
Risks Related to the Medical Device Components of the ELAD System
If we or our third-party manufacturers fail to comply with QSR in the U.S. or Medical Device Directives and Standards in Europe, our business would suffer.
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
The ELAD System bedside unit was originally based exclusively on the Sorin Stöckert Perfusion System S3 Double Head Pump Module, a medical device indicated for use during cardio-pulmonary bypass surgery. All or part of our prior clinical trials were carried out using an ELAD System bedside unit based on Sorin’s S3 system. However, Sorin stopped selling the S3 system and replaced it with an updated S5 system. We have carried out testing of an ELAD System bedside unit based on the S5 and we believe that the S3 and S5 systems are equivalent and interchangeable from a clinical and regulatory perspective. We have submitted information to both the U.S. and the European regulatory authorities to support equivalence. Both the S3 and S5 systems were used in our VTI-208 and VTI-210 clinical trials and both will also be used in VTL-308. There can be no assurance that regulatory authorities will continue to view the S3 and S5 systems interchangeably, or that Sorin will cooperate with us or provide us with the documentation necessary for inclusion in a BLA submission, if any, which would be required to obtain regulatory approval of our ELAD System. If regulatory authorities do not view the S3 and S5 systems as equivalent, or Sorin fails to provide the information necessary for inclusion in our regulatory filings, approval of our ELAD System may be significantly delayed or prevented.

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
The device components of the ELAD System will be reviewed as part of the BLA for the ELAD System, if any. If the manufacturers of those components make modifications, discontinue supplying or are unable to supply sufficient quantities of such components during our clinical testing or after any approval, or if we elect to change a component, we will need to perform validation testing and obtain FDA and other regulatory approval prior to using the modified or replacement component. For example, one of our suppliers had an issue sourcing a raw material that is used in the manufacturing of tubing, which is a component of the ELAD System. If we had not been able to obtain sufficient quantities of this tubing on a timely basis, we would have had to delay enrollment in our clinical trials until additional supplies became available, or we would have been required to validate an alternative tubing to use, which could have delayed our clinical trials and increased our costs. If the FDA or any other regulatory body fails to approve use of those modified or replacement devices, takes significant enforcement action against the manufacturer or if we are unable to validate a replacement component, we would not be able to complete our clinical trials or, in the future, we might not be able to market or could have to suspend marketing of the ELAD System in certain jurisdictions.
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
Risks Related to the Cellular Component of the ELAD System and Related Components
If we fail to comply with cGMPs, our business will suffer.
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

We rely on third party suppliers, and in some instances, a single third party supplier, for critical components of the ELAD System, and these suppliers could cease to manufacture the components, go out of business or otherwise not perform as anticipated.
While the growing of our VTL C3A cells is under our control, the manufacture of all of the other parts and components of the ELAD System are undertaken by third party suppliers. We currently rely on a single source of supply for many critical components, including components of the ELAD System bedside unit, the ultrafiltrate generator cartridges, the media we use to grow and ship our VTL C3A cells, the cartridges in which our VTL C3A cells are grown and the bioreactors that have been developed to grow and store the ELAD cartridges. We are currently investigating additional sources of supply for these components to support future clinical development and, ultimately, commercialization of the ELAD System. If we fail to develop additional sources of supply, and a single source of supply of a critical component of the ELAD System were to become unavailable, our ability to continue clinical development or to initiate commercialization of the ELAD System would be severely compromised. In addition, we rely on third party suppliers for the safety of products of human and animal origin that are incorporated in the ELAD System production process, and these suppliers could cease to manufacture the components, inadequately test these components, go out of business or otherwise not perform as anticipated. We do not have long-term agreements with our suppliers, and we purchase components on a purchase order basis. For components that are not readily available from other sources, we are subject to the risks that our suppliers will raise their prices or impose other terms or conditions that are less favorable or unacceptable to us.
For instance, bovine serum, which is a component of the cell growth media, is used in the manufacture of the ELAD System. It is obtained from an outside supplier. We are wholly reliant on the guarantee of our supplier that the calf serum used in our manufacturing procedures is free of transmitted animal viruses and other pathogens. Should the source of supply become infected, or the supplier become unable to continue to supply calf serum of the quality necessary to support human use, or the regulations change such that the calf serum cannot be used for human use, we would have to find alternative sources of supply and manufacturing methods, for which there is no guarantee of success.
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
We manufacture and assemble the ELAD System at our facility in San Diego, California. No other manufacturing or assembly facilities are currently available to us, and any additional manufacturing or assembly facilities that we use will need to be qualified and approved by regulatory authorities prior to our use. Our facility and the equipment we use to manufacture the ELAD System would be costly to replace and could require substantial lead-time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our research, development and manufacturing for some period of time. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of reserve raw materials and manufactured supplies, may result in the delay of clinical trials or, if approved for sale, the loss of customers, or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
We may be unable to manage our anticipated manufacturing growth to support our clinical development activities and long-term commercial demand for the ELAD System.
If and when the ELAD System is approved for sale, we will need to expand our manufacturing space in San Diego and build new manufacturing facilities to meet anticipated demand for the ELAD System in the U.S. and abroad. These activities involve significant expense, including the construction and validation of new clean rooms and bioreactors, the movement and installation of key manufacturing equipment and the modification of manufacturing processes. In addition, we must also notify, and in some cases obtain approval from, the FDA and other regulatory authorities of any changes or modifications to our manufacturing facilities and processes, and there can be no assurance that they will authorize us to proceed. If we are not able to expand our manufacturing capacity to meet future demand, our business would be harmed.
Further, commercialization would place additional strain on our organization, employees and third-party suppliers, resulting in an increased need for us to carefully monitor quality. Any failure by us to manage any future growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

We forecast the requirements for components and materials used in the ELAD System, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.
We keep limited materials, components and finished product on hand. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our future inventory needs and enter into purchase orders on the basis of these requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. If our business expands, our demand for components and materials would increase and our suppliers may be unable to meet our demand. Many of our components are medical devices, which have fixed future expiration dates. If we overestimate our component and material requirements, we will have excess inventory, which may have to be disposed of if it exceeds approved expiration dates, which would increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of the ELAD System to our customers. Any of these occurrences would negatively affect our financial performance and the level of satisfaction our customers have with our business.
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
Cellular therapy is complex, and we do not have a complete understanding of the mechanism of action of the ELAD System.
Cellular therapy is a complex treatment with multiple variables that are not fully understood. Our VTL C3A cells used in the ELAD cartridges produce hundreds of metabolites. Likewise, the plasma ultrafiltrate formed from blood, which has been treated by our VTL C3A cells in our ELAD cartridges, is a similarly complex material. The composition and stability of the treated blood can be affected by the conditions of its generation in the ELAD System bedside unit, which could affect treatment outcomes. For instance, while subjects treated with the ELAD System typically only require a single set of cartridges, some subjects require more than one set during their treatment period, which may have implications for not only efficacy, but also cost of goods. While we believe that we have identified the key parameters of the ELAD System VTL C3A cartridges and set them in an appropriate range, it is possible that there are other variables that are important to safety and efficacy that have not been anticipated. We believe that we have set these parameters at realistic levels that can be controlled by the specifications set for a supplier and confirmed by us in our quality control procedures, but it is possible that unanticipated complications will emerge.
Likewise, our research into the potential mechanism of action for ELAD remains early, and although we are developing theories behind how ELAD may exert a clinical effect, the proposed mechanism of action remains unproven and may never be proven. ELAD’s mechanism of action appears complex, may involve numerous pathways and we may not succeed in ever elucidating the exact role of any given pathway. Moreover, our research on mechanism of action is based on laboratory studies, and needs correlation with in vivo studies and patient outcomes. Additional research, some of which is underway, is needed.
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
In addition, because we have only manufactured the ELAD System for clinical use and have never manufactured at commercial scale, we cannot accurately predict the costs of transitioning to commercial scale manufacturing or what our costs would be to manufacture the ELAD System commercially. While we believe we would be able to realize attractive gross margins on sales of the ELAD System, if approved, we may not achieve gross margins that we or our investors deem adequate due to higher costs or lower pricing than we currently expect based on the limited information available to us.
If the market size for the ELAD System is considerably smaller than we anticipate, it could significantly and negatively impact our business, financial condition and results of operations.
It is very difficult to estimate the future commercial potential of the ELAD System due to factors such as changing standards of care, third-party payor reimbursement standards, ability of patients to meet co-payment amounts (if any), patient and physician preferences, the availability of competitive alternatives that may emerge, and indications for use (that may be based on, among other things, certain MELD scores, age ranges, or other factors). Further, the anticipated design of our proposed VTL-308 clinical trial incorporates new limits on age, MELD score, creatinine, bilirubin and INR, thereby narrowing any potential future indication for use. If the ELAD System is approved for commercialization, these limitations may restrict the potential market size and opportunity for the ELAD System. For example, we expect to limit enrollment in VTL-308 to patients within restrictions on subjects’ age, MELD score and the three components of the MELD score. If we extrapolate the number of subjects in VTI-208 with those characteristics to the overall estimated AILD population, then the AILD population treatable by ELAD would be limited further, unless we are able to develop strategies to get patients into treatment before their MELD scores and some of the components of MELD rise above certain thresholds. In general, we are still analyzing and do not yet fully understand the proportion of AILD patients that have the characteristics we expect to target in VTL-308. If the potential eligible patient population is lower than anticipated, our business, financial condition and results of operations could be significantly and negatively impacted.
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
In the initial commercialization period, it will be essential for us to have our own trained staff present during the delivery of the ELAD System therapy. This may entail the construction and operation of training centers and will require the hiring of personnel of appropriate ability to be adequately trained. The differences in language and culture may make this a difficult undertaking. If we cannot recruit, train and retain significant numbers of physicians and nurses, our ability to grow will be restrained and we may find that the ELAD System therapy is being delivered by people with a substandard level of training, and with potentially material adverse results. If the ELAD System therapy is delivered improperly, or the bedside device or the ELAD cartridges are not properly maintained by our customers, the ELAD System may not provide the intended benefit or could harm patients. This may in turn result in perceptions, even if unfounded, that the ELAD System is ineffective or that our bedside device or the ELAD cartridges are defective, which could materially harm our reputation and ability to market the ELAD System effectively.
We could lose our key employees, in particular as a result of the VTI-208 data and the reduction in our workforce that we announced in September 2015. If we are unable to retain our management, scientific staff and scientific advisors, our business will be seriously jeopardized.
In September 2015, we announced a workforce reduction of approximately 30% to conserve resources. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause our remaining employees to seek alternative employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources following the failure of VTI-208 to reach both its primary and secondary endpoints, and for defining a path forward for the company. We are highly dependent on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory, operational and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which are not widely available.
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
In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation. Furthermore, while we have entered into employment letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. The failure of VTI-208 will likely make it more challenging to retain qualified personnel, and difficult to recruit personnel in the future, if necessary. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede our ability to identify and execute on a strategic path forward.

Competitive products could be developed which make the ELAD System obsolete.
The biotherapeutic and medical device industries are highly competitive, and we face potential competition from pharmaceutical, specialty pharmaceutical, medical device and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat liver failure, many companies, universities and research organizations are actively engaged in the discovery, research and development of potential therapies in this field. Several of these entities are engaged in research on cell-based approaches to liver failure. Although we are not aware of any ongoing human clinical trials involving potentially competitive product candidates, such trials could be taking place or could begin in the near future. While we are not aware of any company that is in human clinical trials with a human cell-based product for the treatment of liver failure, at least four companies have prior research work on various human hepatocyte cell lines including Exten Industries, Hepalife Technologies, Fresenius, and Hybrid Organ GmbH. In addition, the University College London, and the University of Amsterdam and its spinout Hep-Art Medical Devices are actively pursuing animal research in this area. Several companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes. Recently, a group from the Mayo Clinic reported that they were filing for regulatory allowance with the FDA to conduct early stage clinical studies with a pig-cell based system designed for the treatment of liver failure. The exact status of the filing is unknown. Two commercially available liver dialysis systems, from Baxter International and Fresenius, have undergone extensive clinical development, although both have failed to show an improvement in long-term survival among patients with liver failure. Both rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. In addition, there are several drugs available to treat symptoms associated with liver failure, including steroids, pentoxifylline and N-acetylcysteine. These three drugs, alone or in combination, are used frequently in patients with liver failure resulting from acute hepatocellular insult. While we are not aware of any of these other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure, it is possible that these trials are occurring without our knowledge, and that such a product may get to market much faster than we expect, which could harm our business.
The coverage and reimbursement status of new therapies is uncertain, and failure to obtain adequate coverage and reimbursement for the ELAD System therapy could limit our ability to generate revenue and become profitable.
There is significant uncertainty surrounding the third-party coverage and reimbursement of novel and newly approved therapies, particularly for indications for which there is no current effective treatment or the current standard of care is relatively inexpensive. Due to the novel nature of the ELAD System and the potential for it to offer therapeutic benefit after a single administration of continuous therapy lasting three to five days, we face additional uncertainty related to coverage and reimbursement. We will depend in large part on the availability of coverage and the establishment of adequate reimbursement levels for the ELAD System from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations. Although we believe that the single largest category of ELAD-appropriate patients are covered by private insurance, followed by Medicaid and then Medicare, this analysis is based on small numbers, may not be accurate, and may change in the future.
Third-party payors are increasingly focused on containing healthcare costs by limiting both coverage and the level of reimbursement for new therapies and, as a result, they may not cover or provide adequate payment for the ELAD System. Obtaining adequate coverage and reimbursement approval for a product from a third-party payor is a time-consuming, costly and sometimes unpredictable process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of the ELAD System. However, we cannot guarantee that we will be able to provide data sufficient to gain acceptance with respect to adequate coverage and reimbursement. Payors may conclude that the ELAD System is less safe, less effective or less cost-effective than existing or later introduced therapies, and third-party payors may not approve the ELAD System for coverage and reimbursement or may cease providing or provide inadequate coverage and reimbursement. Coverage and reimbursement determinations are made on a payor-by-payor basis, and it may take several years to obtain appropriate reimbursement codes, if ever. Obtaining acceptable coverage and reimbursement from one payor does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payor. As there is a large number of third-party payors, obtaining coverage and reimbursement in the U.S. and internationally will consume significant time and resources. A third-party payor’s decision to provide coverage does not imply that an adequate reimbursement rate will be approved. There can be no assurance that our clinical data will allow for satisfactory pricing of the ELAD System, and the failure to obtain coverage and adequate reimbursement for the ELAD System would materially and adversely affect our business. Moreover, healthcare cost containment initiatives that limit or deny reimbursement for the ELAD System would also materially and adversely affect our business.

Our relationships with investigators, healthcare professionals, institutional providers, consultants, third-party payors and customers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations.
Healthcare providers, physicians and others play a primary role in the recommendation and prescribing of any product candidates for which we may obtain marketing approval. In the U.S., our current business operations and future arrangements with investigators, healthcare professionals, institutional providers, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products that obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•
the federal healthcare program anti-kickback statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, service or item for which payment is made, in whole or in part, under a federal healthcare program;

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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program regardless of the payor (e.g., public or private) and knowingly or willfully falsifying, concealing, or covering up by any trick, scheme or device a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the Omnibus Rule, such as health plans, clearinghouses and healthcare providers, and their associates;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these or any other health regulatory laws or any other governmental regulations that may apply to us, we may be subject to penalties, including without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, enhanced government reporting and oversight under a corporate integrity agreement or other similar arrangement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses or divert our management’s attention from the operation of our business. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable healthcare laws, they also may be subject to similar penalties.
Healthcare policy changes, including recent laws to reform the U.S. healthcare system, may have a material adverse effect on us.
In the U.S. and in other countries, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly and adversely affect the business of developing and marketing new therapies by reducing the costs paid for medical products and services. For instance, the U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the passing of the ACA. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from third-party payors. For instance, under the ACA, there is a new 2.3% U.S. federal excise tax on the sale of certain medical devices. While we do not believe the tax will be applicable to us, the U.S. may seek to enforce the tax on us. In addition, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell the ELAD System profitably, if it is ultimately approved. The continuing efforts of the U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect the prices we are able to charge for the ELAD System, if approved, and our ability to generate revenues and achieve and maintain profitability.
Risks Related to Doing Business Internationally
We plan to do business internationally, which may prove to be difficult and fraught with economic, regulatory and political issues.
We may commercialize the ELAD System in countries where the business, economic and political climates are very different from those of the U.S. We may not be aware of some of these issues, and it may be difficult for a U.S. company to overcome these issues and ultimately become profitable. For instance, we completed our Chinese pivotal clinical trial in 2007 and submitted our data to the China FDA, or CFDA, showing a statistically significant improvement in transplant-free survival among the ELAD System-treated subjects compared with control subjects. However, in the past seven years this application has been neither approved nor rejected and the timing and nature of any potential decision is highly uncertain. Moreover, currency controls are in effect in many foreign countries and could become much tighter in the future, which will hinder our ability to repatriate any profits or capital. These foreign countries may also favor businesses that are owned by nationals of those countries as opposed to foreign-owned businesses operating locally. As a small company, we may not have the resources to engage in the negotiation and time-consuming work needed to overcome some of these potential issues.
In the event that we receive marketing approval in foreign countries outside of the U.S. and Europe, we currently anticipate, in most cases, creating wholly-owned subsidiaries in those countries. These subsidiaries will need to build an effective sales, marketing, distribution, training and support staff and system, find an effective marketing partner or both. Any internal sales, marketing, training and support capabilities of the subsidiaries will need to be developed by these subsidiaries and will need to be built from scratch. The culture and accepted practices related to selling medical products in many foreign countries are unique, and it is possible that we will not be able to successfully penetrate these markets. A similar consideration applies to selling in the U.S., since each medical system is very different and requires a different strategic approach. We cannot guarantee that our approach to the U.S., European, Chinese or any other international market will be effective.

The medical systems in many foreign countries are very different from that of the U.S. and could cause significant problems for the ELAD System.
The medical systems in many countries around the world pose challenges to the commercialization of the ELAD System. For instance, most medical care in China is delivered on a private pay basis, and it may be difficult to receive payment for the ELAD System therapy delivered or the price of our product, which we expect to be relatively high, may prove to be beyond the capability of the targeted Chinese patient to pay. Further, as we have encountered in our clinical trials, the standard and the operation of the delivery of care in China are different, causing problems with the operation of the ELAD System therapy. These issues include the withholding of necessary medicines, the inadequate staffing of Chinese hospitals, the shortage of blood products, the differing practice of delivery of extracorporeal therapies, and the attitude of physicians and nurses. These issues and others are likely to occur in other countries around the world and there is no assurance that we will overcome these challenges or succeed in commercializing the ELAD System in foreign countries.
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
We hold a patent in the U.S. which claims a method of using C3A cells to treat a patient’s blood, which we believe covers the ELAD System therapy. In addition, we have been granted a patent with claims covering an extracorporeal device configuration, which we believe includes our ELAD System, independent of cell-type used. Foreign counterparts of these patents have been issued in Australia, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea and Taiwan and remain under review in certain other jurisdictions, including Europe, Brazil, China, Hong Kong, India and the Philippines. In addition to these two U.S. patents, we hold three additional patents in the U.S. However, the lifespan of any one patent is limited and each of these patents will ultimately expire, and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover the ELAD System. Furthermore, even if our patents are held to be valid and broadly interpreted, third parties may find legitimate ways to compete with the ELAD System by inventing around our patent. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and Europe where we hope to commercialize the ELAD System have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively prosecute our patents would have a harmful impact on our ability to commercialize the ELAD System in these jurisdictions.
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
Risks Related to Our Capital Requirements and Finances
We may not realize the operational efficiencies and cost savings from our workforce and cost reduction plans announced in September 2015.
In September 2015, we announced a workforce reduction of approximately 30% and plans to institute across the board expense reductions to conserve capital. If we are unable to realize the expected operational efficiencies and cost savings from the foregoing actions, our operating results and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities. We will also need to effectively manage our operations and facilities. Following our workforce reduction, it is possible that our infrastructure may be inadequate to support our future efforts and business strategy or to maintain operational, financial and management controls and reporting systems and procedures. If we cannot successfully manage our operations, we may be unsuccessful in executing our business strategy.
Enrollment in our proposed new clinical trial could take longer than we expect resulting in the need for additional funds.
While we expect the VTL-308 clinical trial to enroll subjects at a rate similar to VTI-208, it is possible that the changes in enrollment criteria will result in slow enrollment and that we will need to raise additional capital to complete the trial or that we will exhaust our funds and the company will fail.
Our future capital needs are uncertain and we will need to raise additional funds in the future.
We will need to raise substantial additional capital to:

•	complete clinical trials and related regulatory applications;

•	fund our operations;

•	commence and expand the commercialization of our products; and

•	further our research and development.

Our future funding requirements will depend on many factors, including:

•	Successful and timely enrollment rates in our proposed clinical trial;

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost and timing of our clinical development activities, in particular the rate of initiation of our clinical sites and the rate of enrollment of our clinical trials;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures, licensing and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations. We do not have any experience with acquiring companies or products. Any cash acquisition we pursue would diminish the funds otherwise available to us for other uses, and any stock acquisition would dilute our stockholders’ ownership. While we from time to time evaluate potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any acquisitions or collaborative projects.
Raising additional funds through debt or equity financing is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline further.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings. The failure of the VTI-208 clinical trial to meet its primary or secondary endpoints, in addition to general market conditions, may make it very difficult for us to seek and obtain financing from the capital markets on favorable terms, or at all. If we cannot raise additional capital, we may be required to delay, reduce or eliminate certain aspects of our operations, and could cause us and our independent registered public accounting firm to indicate that there may be substantial doubt about our ability to continue as a going concern.
In order to raise required funds we may choose to enter into one or more collaborations. Such collaborations could require us to give up substantial rights to the ELAD System in the U.S. and/or outside the U.S.
We may choose to enter into one or more collaborations in order to continue the development of the ELAD System. These collaborations could require us to relinquish substantial rights, potentially including the grant of an exclusive license to make, use and sell the ELAD System, to another company.
Risks Related to Being a Public Company
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, and even more so after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
We have not maintained an effective control environment to ensure that the design and execution of our controls has consistently resulted in effective review of our financial statements and supervision by appropriate individuals. As a result of these factors, certain misstatements in our annual financial statements were identified and brought to the attention of management by our independent registered public accounting firm for correction in prior years. We and our independent registered public accounting firm concluded that these control deficiencies constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Efforts to remediate the control deficiencies that led to our existing material weakness are being tested. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional significant deficiencies or material weaknesses may have been identified. If we are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, or identify any additional significant deficiencies or material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

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
The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors and subject us to securities class action litigation.
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $2.81 to $35.20, through November 4, 2015. Our announcement that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
Our stock price could be subject to wide fluctuations due to many factors, including:

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
Sales of a substantial number of shares of our common stock into the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
Sales of our common stock by our current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock.
In addition, on June 6, 2014 and June 2, 2015, we filed registration statements on Form S-8 registering a total of 4,452,521 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144. As of September 30, 2015, options to purchase 2,787,059 shares of our common stock were exercisable.
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
Our officers, directors and principal stockholders and their affiliates collectively control approximately 30.5% of our outstanding common stock, and in particular, one stockholder and his affiliates control approximately 27.9% of our outstanding common stock as of September 30, 2015. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
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
Our initial public offering was effected through a registration statement on Form S-1 (File No. 333-191711), which was declared effective by the Securities and Exchange Commission, or SEC, on April 16, 2014. Prior to topline results from our VTI-208 clinical trial in August 2015, there were no material changes in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, or the Securities Act, and other periodic reports previously filed with the SEC. However, based on the failure of our VTI-208 clinical trial to reach either its primary or secondary endpoints and the discontinuation of our VTI-210 and VTI-212 clinical trials, we currently expect the remaining proceeds from our initial public offering to be used for a new proposed clinical trial of our ELAD System, for working capital and for other corporate purposes. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs.

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
Date: November 5, 2015

VITAL THERAPIES, INC.

By:	/s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)