Form 10-K
period 2015-12-31
VITAL THERAPIES INC
filed 2016-03-08
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $354.2 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed to be affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
There were 30,474,283 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of February 29, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2016 Annual Meeting of Stockholders (to be held on May 24, 2016) are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. The definitive proxy statement will be filed within 120 days after the end of the fiscal year to which this report relates.

Vital Therapies, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

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
These forward-looking statements include, among other things, statements about:

•	the initiation, cost, timing and results of our clinical programs for the ELAD® System, including statements related to our VTL-308 phase 3 clinical trial;

•	the timing of, and our ability to obtain and maintain regulatory approvals for the ELAD System;

•	regulatory developments in the United States and foreign countries;

•	the potential market for the ELAD System, including our anticipated gross margins if commercialized;

•	the rate and degree of market acceptance and clinical utility of the ELAD System;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our plans to improve the ELAD System;

•	our plans to explore other uses for our VTL C3A cells;

•	our plans to obtain funding for our operations;

•	the performance of third parties in connection with the development of the ELAD System, including third parties involved in our clinical trials and third-party suppliers;

•	the development, regulatory approval, efficacy and commercialization of competing products;

•	our ability to retain key scientific or management personnel;

•	our intellectual property position;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	our ability to maintain effective internal control over financial reporting.
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

PART I
Item 1. Business.
Overview
We are a biotherapeutic company focused on developing a human hepatic cell-based treatment targeting acute forms of liver failure. Our product candidate, the ELAD® System, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to potentially regenerate to a healthy state, or to stabilize the patient until transplant. The ELAD System is the only liver support system containing immortal human liver-derived cells, or VTL C3A cells, to enter phase 3 clinical trials. We designed the ELAD System to supplement key aspects of normal liver function to improve patient survival. We estimate that at least 40,000 patients annually in the United States, or U.S., experience the acute forms of liver failure that may be addressed by the ELAD System, such as severe acute alcoholic hepatitis, or sAAH, surgery-induced liver failure, or SILF, and fulminant hepatic failure, or FHF, for a portion of which the ELAD System may be a life-saving therapy. Except for liver transplant, which is severely limited by the availability of organs and not available to many patients, the current standard of care for these acute forms of liver failure is primarily focused on the management of complications, which does not restore lost liver function and is associated with a high rate of mortality. The ELAD System has received orphan designation in the U.S. and Europe for the treatment of patients with acute liver failure. This designation provides tax credits for qualified clinical testing, seven years of market exclusivity in the U.S. and ten years of market exclusivity in Europe for the first orphan drug approved for a given indication. However, orphan designation does not alter the standard regulatory requirements or the process for obtaining marketing approval.
In late 2015, we initiated a new phase 3 clinical trial in sAAH, referred to as VTL-308. VTL-308 is a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate the ELAD System in subjects with sAAH. It is based on pre-specified and post-hoc analyses of our VTI-208 phase 3 clinical trial in alcohol-induced liver decompensation, or AILD, of which sAAH is a subset. Although VTI-208 failed to reach either its primary or secondary endpoints, our analyses identified criteria for a group of subjects in which favorable survival trends were observed. The inclusion and exclusion criteria for the VTL-308 trial are based on these findings. We expect to report top-line data for VTL-308 around mid-2018.
Vital Therapies, Inc. was formed in May 2003 to acquire the assets of VitaGen (formerly Hepatix) in a bankruptcy proceeding. Our predecessor companies developed the ELAD System, completing two pilot trials and two randomized, controlled phase 1 and phase 2 trials predominantly in subjects with FHF, but failed to attract funds sufficient to continue development of the ELAD System. Beginning in June 2004, we refocused the company to pursue regulatory approval and commercialization of the ELAD System in China. In 2007, we completed a pivotal trial in subjects suffering from several forms of liver failure, principally viral hepatitis B, and we submitted an application for marketing in China. Our application is still under review in China. However, based on our current understanding of the regulatory environment, we do not expect activity or approval by the regulatory authorities in China unless and until we have approval in the U.S.
We restarted our clinical program in the U.S. and Europe in 2008. We ran two phase 2 trials in forms of acute liver failure, and selected AILD and sAAH as indications for our phase 3 clinical trials in the U.S. and Europe. We also made significant improvements in the ELAD System reusable delivery device and our proprietary production process, including (i) the incorporation of an updated version of the extracorporeal pumping unit with improved features, functionalities and reliability; (ii) new and improved cartridges for ultrafiltration, cell filters and the ELAD C3A cell cartridges; (iii) tubing sets optimized to recirculate smaller volumes of ultrafiltrate and blood through the system to reduce the risk of clotting and other potential adverse side effects; and (iv) improvements to our cell culture and growth processes to reduce cost and increase manufacturing efficiency and yield.
In early 2013, we began enrollment in our phase 3 clinical trial, VTI-208, in subjects with AILD and, in January 2015, completed enrollment of 203 subjects, the majority of whom were diagnosed with sAAH. During 2014, we initiated enrollment in a second phase 3 trial, VTI-210, for subjects with sAAH and a phase 2 clinical trial, VTI-212, for subjects with FHF or SILF. The VTI-210 trial was suggested by the European regulatory authority and was intended to include subjects who had failed conventional therapy and were therefore a sicker population than the VTI-208 subjects.

The VTI-208 study included 203 AILD subjects in the intention-to-treat, or ITT, population, with 96 and 107 subjects randomized to ELAD treatment and control (standard of care only) groups, respectively. In August 2015, we learned that the Kaplan-Meier analysis of the overall survival in the ITT population was not statistically different between groups. However, in a pre-specified subset of 120 subjects with Model for End-stage Liver Disease (MELD) scores <28 that consisted of 51 and 69 subjects in the ELAD-treated and control groups, respectively, the Kaplan-Meier analysis of overall survival did approach statistical significance. In another pre-specified exploratory analysis of 101 subjects with less than the median age of 46.9 years, the Kaplan-Meier analysis of overall survival also favored the ELAD-treated subjects. Analyses of 83 subjects with MELD scores >28 and of 102 subjects greater that the median age both favored the control subjects. A subject’s MELD score is a tool for characterizing the severity of liver disease and for providing a prognosis for survival.
These VTI-208 analyses provided the rationale for our new VTL-308 phase 3 clinical trial in sAAH. The baseline criteria for VTL-308 include subjects with MELD <30 and age <50. In addition, as suggested by other pre-specified VTI-208 subset analyses, subjects with acute renal dysfunction, defined as serum creatinine ≥1.3 mg/dL, and severe coagulopathy, defined as an international normalization ratio (INR) >2.5, are excluded from this new study. Baseline serum total bilirubin (a measure of liver function) also must be ≥16 mg/dL in order to ensure a sufficient degree of liver disease severity. Applying these and key safety criteria to the analysis of the primary endpoint of overall survival in the ITT population, and assuming that this prospectively-defined population behaves similarly to this subgroup of the VTI-208 study along with other assumptions outlined in the statistical plan, a sample size for VTL-308 of 75 subjects in each the ELAD and control groups is consistent with a power of at least 95%.
We expect to enroll at least 150 subjects in VTL 308 at about 40 sites in the United States and Europe. Sites have been selected based on their high enrollment in the VTI-208 trial or their demonstrated capability to enroll these types of subjects. The first subject is projected to be enrolled in the first half of 2016, and we expect to report top-line data for VTL-308 around mid-2018. The VTL-308 phase 3 has been designed to demonstrate statistical significance based on the subset results of the VTI-208 trial. However, there can be no assurance that the data from the trial or that a single trial will be sufficient to support a marketing application in any country.
Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we discontinued the VTI-210 and VTI-212 clinical trials, postponed most activities associated with the preparation for filing a biologics license application, or BLA, and reduced our workforce in late 2015.
The ELAD System consists of four disposable ELAD C3A cell cartridges containing our human liver-derived C3A cells attached to a reusable delivery device using customized disposable tubing sets. The delivery device is based on a cardio-pulmonary bypass machine, which we have configured for the ELAD System treatment. This unit and customized disposable sets are attached to the ELAD C3A cell cartridges where the patient’s blood plasma is treated by our VTL C3A cells before being returned to the patient. Treatment will generally consist of a single session of continuous allogeneic cellular therapy lasting between three and five days.
The four ELAD cartridges collectively contain about 440 grams, or approximately one pound, of VTL C3A cells from our proprietary cell bank. We employ proprietary methods designed to manufacture large quantities of these cells consistently and cost-effectively. These cells have been shown to retain many key synthetic and metabolic processes of normal human hepatocytes, the primary functional cell of the liver. As the treatment with our VTL C3A cells is not patient-specific, we avoid the costly logistical and production challenges typically associated with autologous cellular therapies. To our knowledge, other liver treatments of this type that have reached late-stage clinical trials have been either acellular or contained pig cells. We believe that human liver cells are necessary to replicate key aspects of the intricate biology of normal human liver function.
During clinical studies of ELAD, a total of 260 subjects have received treatment with the ELAD System, including earlier configurations of the system, in ten clinical studies and through a compassionate use program. Early clinical trials of the ELAD System carried out prior to the VTI-208 clinical trial were primarily designed to identify patient populations and clinical trial designs that were appropriate to pursue in pivotal clinical studies. Although they demonstrated trends towards increased survival, most of the trials carried out prior to VTI-208 were not designed to be adequately powered to demonstrate statistically significant increased survival. For example, randomized controlled clinical trials (PS-0698 and CR-202) conducted in subjects with FHF, suggested that the ELAD System may have value in bridging subjects listed for liver transplant to transplant, thereby potentially improving survival.

Data from a 69-subject randomized, controlled clinical trial (VTIC-301) performed at two hospital centers in Beijing, China, primarily in subjects with an acute form of liver failure caused by viral hepatitis B, showed a statistically significant difference in 28-day and 56-day transplant-free survival rates in the ELAD-treated group as compared with the control group using the pre-defined Log Rank test, a statistical test that compares the survival distributions of the two study groups. This technique is widely used in clinical trials to document the efficacy of a new treatment compared to a control treatment when the measurement is the time to event (such as the time from initial treatment to death, or to a liver transplant). Data from a subset comprising the first 49 subjects in this clinical trial revealed a statistically significant difference in 84-day survival using a more sensitive analytical technique, the Wilcoxon Rank-Sum test. This test is another statistical method used in the analysis of clinical trial data that compares two populations, for example, in respect to their survival times.
Two further randomized controlled trials (VTI-201 and VTI-206) were conducted primarily in U.S. subjects to help better define the population that would be appropriate for study in pivotal clinical trials. The outcomes of these studies suggested that the maximum disease severity should be limited in subjects treated with ELAD and also that subjects in whom alcohol was the predominant factor leading to their acute liver failure were a particularly suitable population for study in pivotal clinical trials.
We own exclusive worldwide commercial rights to the ELAD System free of royalties. If marketing applications are submitted and approved, we intend to commercialize the ELAD System in the U.S. and Europe with a targeted sales force focusing on liver transplant centers and other specialist intensive care centers. We intend to opportunistically pursue markets outside the U.S. and Europe either through direct sales or collaborations. We also believe that the ELAD System may have potential use in other forms of acute liver failure, such as that caused by viral hepatitis B, for liver resection support and for liver transplant support, although we have generated limited clinical data to support these indications.
We are currently the owner of record of five issued U.S. patents and over a dozen issued or allowed foreign patents, including countries in Europe, Asia and Australia. Additionally, we are the owner of record of seven pending U.S. provisional patent applications. One granted U.S. patent claims a method of using C3A cells to treat a patient’s blood. The patent has a term that extends to 2027 and may possibly be extended further if the patent is determined to be eligible for patent term extension. Additionally, a second granted U.S. patent includes claims to an extracorporeal device configuration which is cell type independent and which we believe encompasses our ELAD System. The patent has a term that extends to 2025 and may possibly be extended further if the patent is determined to be eligible for patent term extension. Moreover, if approved, the ELAD System will be eligible for 12 years of data exclusivity in the U.S. under the Biologics Price Competition and Innovation Act of 2012, or the 2012 Act. Finally, orphan designation provides market exclusivity for seven years in the U.S. and ten years in Europe upon regulatory approval, but this would run concurrently with the 2012 Act exclusivity in the U.S.
Our Strategy
Key elements of our business strategy include the following:

•
Successfully complete the ELAD System’s clinical development in severe acute alcoholic hepatitis (sAAH) subjects. For VTL-308, we expect to enroll at least 150 subjects in an event-driven clinical design (a statistical plan that allows the study sample to be adjusted according to aggregate mortality) among roughly 40 sites in the United States and Europe, with first patient enrollment projected to occur in the first half of 2016, and we expect to report top-line data for VTL-308 around mid-2018.

•
Obtain regulatory approval for the ELAD System in the U.S. and Europe. If our VTL-308 clinical trial is statistically and clinically successful, we plan to submit a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA. An additional phase 3 trial may or may not be required for these approvals.

•
Maximize the commercial potential of the ELAD System in the U.S. and Europe. If approved, we intend to directly commercialize the ELAD System in the U.S. and Europe with a targeted sales force focusing on liver transplant centers and other specialist intensive care centers. We believe that we can price the ELAD System in a range consistent with other currently marketed lifesaving therapies, such as left ventricular assist devices, orphan biologic medications for hereditary metabolic diseases and monoclonal antibody medications for cancer.

•
Opportunistically explore commercial opportunities for the ELAD System in other international markets. We have completed a trial for the ELAD System that may be considered pivotal in China. The study predominantly enrolled subjects with viral hepatitis B, and our application for marketing approval, filed in 2007, is still under review. However, we do not currently anticipate receiving approval in China prior to our receipt of regulatory approval, if any, in the U.S. or Europe. We would expect to address the commercial opportunity in China following approval in the U.S. or Europe. We also plan to evaluate commercial opportunities in Australia, Japan, India, other Asian markets, the Middle East, Brazil and Africa.

•
Pursue development of the ELAD System in additional indications. If the ELAD System is approved for use in patients with sAAH, we may pursue the ELAD System’s clinical development in viral hepatitis B, FHF, SILF and bridge-to-transplant.

•
Technical Improvements and New Applications. We plan to continue our development of the ELAD System with the incorporation of technical improvements to our ancillary delivery device, customized disposable sets, and cells. In addition, we plan to explore the development of next generation systems and other uses for VTL C3A cells, including the potential commercialization of proteins and other C3A-produced compounds.

Our ELAD System Product Candidate
ELAD System
The ELAD System is a phase 3 investigational, extracorporeal human hepatic cell-based liver treatment designed to supplement hepatic function in order to potentially improve survival rates among patients with acute forms of liver failure. The ELAD System consists of four disposable ELAD C3A cell cartridges attached to a reusable ancillary delivery device using customized disposable tubing. The four ELAD cartridges collectively contain approximately eight thousand hollow fibers and approximately one pound of VTL C3A cells from our proprietary cell bank.
The figure below is a schematic of the ELAD System:

During ELAD treatment, an extracorporeal pumping unit draws blood from the subject via a central venous line which then passes into the system to generate ultra-filtrated plasma (ultrafiltrate). The subject’s ultrafiltrate is pumped through the hollow fibers of the cartridge, wherein the semipermeable membrane permits a bidirectional flow between the cells (grown between the exterior of the hollow fibers) and the ultrafiltrate (contained in the lumen of the hollow fibers). Toxins, nutrients and dissolved gases pass from the ultrafiltrate to the cells, while the potentially beneficial macromolecules and other substances synthesized by the cells simultaneously pass into the subject’s ultrafiltrate.

After circulation through the ELAD C3A cell cartridges, the ultrafiltrate passes through a 0.2-µm pore size filter, is recombined with the cellular components of the subject’s blood, and is returned to the subject via the central venous line. VTL C3A cells’ metabolic byproducts are thereby returned to the subject to be utilized or to be excreted by the renal or gastrointestinal system. This circulation can be maintained continuously for the duration of the ELAD treatment for up to five days, as determined by the treating physician. The ELAD System monitors and enables adjustment of glucose and oxygen concentrations in the ultrafiltrate, as well as temperature and other parameters, in order to maintain the viability of the C3A cells.
Our Proprietary VTL C3A Cell Bank
The liver is a complex organ comprising several different cell types to perform the majority of its biochemical functions, with hepatocytes being most widely recognized for their roles in synthesis and metabolism. Hepatocyte viability is limited when cultured or expanded outside the body as they very quickly de-diffferentiate or die. Therefore, normal hepatocytes present practical and logistical obstacles for use in a liver-assist product. Cell lines derived from liver cells can alleviate many of these practical and logistical obstacles. The specific cell line that was selected for the allogeneic ELAD System, the VTL C3A cell line, is a sub-clone of a human hepatoblastoma cell line, HepG2. The C3A cell line was developed at Baylor College of Medicine and deposited at the American Type Culture Collection. The specific cells stored in our proprietary cell banks and their progeny are referred to as VTL C3A cells. Under the right conditions, VTL C3A cells rapidly proliferate, allowing growth of the large amount of cells necessary to treat the subject with a liver support system, and with cells that remain metabolically active during treatment. Each ELAD treatment uses approximately one pound of cells.
Treatment with the ELAD System is not patient-specific and our VTL C3A cells, which are derived from a single source, are used to treat all patients. This process is known as allogeneic cellular therapy. In contrast, autologous cellular therapy uses a patient’s own cells, which are manipulated in individual production batches, a costly and complex process. As a result, the production and logistics of treatment with our VTL C3A cells does not face some of the challenges commonly associated with autologous cellular therapies.
The VTL C3A cell bank has been subjected to rigorous safety testing for adventitious agents in accordance with regulatory guidance documents. This bank contains enough cells to enable our clinical development and commercialization. We own this VTL C3A cell bank exclusively and on a royalty-free basis. In addition, we have developed proprietary methods for growing, storing and optimizing the function of these cells.
Our proprietary VTL C3A cell bank is stored in three separate locations around the world for security purposes and is used as the basis for growing the cells needed for each patient at our production facility in San Diego, California.
ELAD Mechanism of Action
While the mechanism(s) of action for the ELAD System have not been fully elucidated, several mechanisms are currently under investigation. All this work has been done in vitro and none has yet been related to patient clinical responses.
The VTI C3A cells may:

1.
Provide acute-phase response proteins to help dampen the pro-inflammatory environment and restore the patient’s immune responses. The cells secrete several anti-inflammatory proteins, including alpha-1-antitrypsin (AAT) and interleukin-1 receptor antagonist (IL-1Ra), the latter of which is upregulated in response to pro-inflammatory cytokines typically found in alcoholic hepatitis patients. In addition, VTL C3A cells secrete gelsolin, which others have suggested may help dampen inflammation in response to damaged cells.

2.
Promote liver regeneration by providing factors known to be associated with liver repair. The cells secrete a number of proteins involved in angiogenesis such as vascular endothelial growth factor, or VEGF, placental growth factor and angiopoietin 2. VEGF is reported to stimulate other cells to secrete hepatocyte growth factor, a known hepatocyte growth promoter, and we believe VEGF may be beneficial by providing improved vascularity to damaged liver sinusoids. Other factors secreted by VTL C3A cells that may be of importance for regeneration include transforming growth factor alpha, stem cell factor, erythropoietin, and platelet-derived growth factor.

3.
Produce blood coagulation factors to address blood clotting imbalances that are common in alcoholic hepatitis patients. Factor V, Factor VII, Factor VIII, Factor IX, Factor X, Factor XII, fibrinogen, prothrombin, antithrombin III, Protein C and plasminogen activator inhibitor-1 have been shown to be produced by the VTL C3A cells.

4.
Assist in in the restoration of liver function by providing liver-specific metabolism and detoxification capabilities. The VTL C3A cells express messenger RNA, or mRNA, for cytochrome P450, or CYP, isoenzymes CYP1A2, CYP2C9, CYP2C19, CYP2D6, CYP3A4 and CYP3A5, which are collectively responsible for metabolizing nearly 90% of all drugs. Moreover, this CYP expression appears to respond dynamically as evidenced by different expression patterns in VTL C3A cells exposed to different clinical subjects.

While a statistically significant reduction in bilirubin has been demonstrated in subjects over the five days of ELAD treatment, the VTL C3A cells have not been shown to conjugate bilirubin in the normal method of human excretion in our in vitro studies. This may be because the VTL C3A cells lack the ability to actively transport bilirubin into the cells. However, bilirubin has been shown to be sequestered by the VTL C3A cells, which may help contribute to reducing overall bilirubin levels in ELAD-treated subjects.
VTL C3A cells have also been shown to express mRNA for bile acid gene targets involved in synthesis, conjugation and transport functions. However, bile acid metabolism appears to be moderate in comparison to the cholestatic environment (a condition in which substances normally excreted into bile are retained) of alcoholic patients, based on initial studies.
Further studies are underway to characterize ELAD's mechanisms of action.
Differentiating Factors of the ELAD System
Unlike other potential therapies developed for acute forms of liver failure in the past, we believe the ELAD System has a unique combination of attributes:

•
Biologically active. The ELAD System contains biologically active VTL C3A cells and is designed to replicate many liver functions. We believe that an acellular solution to liver failure is unlikely to effectively replace lost liver function. We believe that a cellular approach like ours, capable of replicating key biologic processes, is best able to provide the requisite flexibility and breadth of function to sufficiently supplement liver function and improve survival in patients with acute liver failure.

•
Human cellular therapy. The ELAD System is based on human cells, which confer a considerable advantage over non-human, animal-based cell therapies. Given the widespread availability of animal tissues, much work has been done on the use of animal liver cells, often derived from pigs, to treat humans with liver failure. While immunological risk is always present in cellular therapy, the use of non-human animal tissues presents greater immunological risk compared to human cellular therapy. Humans possess naturally occurring antibodies that react with antigens on porcine cell surfaces. These antibodies can mount an immediate attack in the presence of porcine cells, causing these cells to rapidly lose function and die. Moreover, repeated treatments with a porcine cell may cause subsequent immune responses to become increasingly severe. The infusion of porcine enzymes into a patient’s blood stream also poses immunologic risk. We are not aware of any FDA-approved, non-human animal-based cellular therapy for use in patients.

•
Commercially scalable. Our VTL C3A cells used in the ELAD System are immortal and can be expanded in quantities to scale production. Each set of four cartridges used to treat a single patient is grown in a production process that takes about six weeks. The process is carefully controlled and is performed under ultra-clean conditions to avoid contamination in our current Good Manufacturing Practices, or cGMP, compliant production plant. The process is scalable by modular units.

•
Minimal manipulation needed by site. Prior to shipment, the ELAD cartridges are put into a dormant state and shipped under cool conditions. They have been validated to survive for up to 60 hours before being used for treatment. When the hospital receives the cartridges, they are unpacked by our ELAD System specialists on site, placed on the system, flushed with saline and are ready to be used for patient treatment. Our VTL C3A cells usually remain viable for the duration of the patient treatment.

Liver Failure
The liver performs a wide variety of vital life functions including metabolic, regulatory, detoxification and synthetic activities. The primary liver cell, the hepatocyte, is believed to be responsible for approximately 500 or more specific biologic processes. In addition, the liver also serves as a reservoir for immune cells which clear the blood of pathogens. As a result, the liver’s failure to perform its normal role can have devastating or fatal consequences. Causes of liver failure are numerous, and the condition is typically described in terms of rapidity of onset. The two main categories are acute liver failure and chronic liver failure. In the US, according to the Center for Disease Control, chronic liver disease and cirrhosis represented the twelfth leading cause of death in 2013. In China, where viral hepatitis is endemic, liver and liver-related disease including liver cancer and hepatitis B represented the fifth leading cause of death in 2014.
Alcohol-Induced Liver Decompensation (AILD) and Severe Acute Alcoholic Hepatitis (sAAH)
AILD arises when the cause of the acute liver decompensation appears to be directly related to excessive consumption of alcohol. A specific, well-defined subset of AILD is sAAH, generally defined as progressive inflammatory liver disease, leading to an acute form of alcohol-induced liver injury that occurs with the consumption of large amounts of alcohol in patients with relatively mild, underlying chronic alcoholic liver disease. The majority of subjects enrolled in our studies of AILD meet the definition of sAAH.

Various degrees of fibrosis and hepatitis are present in AILD patients. Those patients with characteristics of acute alcoholic hepatitis, or AAH, and a Maddrey Discriminant Function (a calculation used to predict the prognosis of alcoholic hepatitis) of ≥32 are deemed to have sAAH. A second subset of AILD patients (non-AAH AILD) may have underlying chronic liver disease due to other etiologies, but the cause of their acute decompensation is considered to be related to excessive alcohol consumption. In sAAH, there appears to be sufficient hepatocyte mass to allow hepatic regeneration and reversal of the decompensation. It can be discriminated from patients with end-stage liver disease by measurements of liver size using imaging techniques such as ultrasound or CT scan as they tend to present with enlarged livers, rather than with the shrunken livers characteristic of subjects with end-stage liver disease.
Treatment options for patients with sAAH are limited. In particular sAAH patients with a Maddrey Discriminant Function of >32 have a poor prognosis, with 90-day survival of around 50%. Regimens that have been used for the past 40 years, including corticosteroids, theophylline with corticosteroids, pentoxifylline and infliximab have had no significant effect on the long-term survival of patients with sAAH. Steroid use has been associated with an increased rate of infections, a frequent complication of liver failure. Other contraindications to steroid use in patients with sAAH include active gastrointestinal bleeding, renal failure, acute pancreatitis, active tuberculosis, uncontrolled diabetes and psychosis. Subjects who do not respond to seven days of steroid therapy have a particularly dismal prognosis, with six-month survival rates of less than 25%. A recent study of more than 1,100 subjects with a clinical diagnosis of sAAH demonstrated a reduction in 28-day mortality in subjects administered steroids that did not reach statistical significance, with no improvement in survival at 90 days or one year. This study also revealed no survival benefit at any time point for pentoxifylline relative to placebo. Typically, subjects with sAAH are not eligible for a liver transplant until at least six months of sobriety has been demonstrated.
The Department of Health and Human Services in the U.S. estimates that for 2013 the number of hospital admissions related to sAAH in the U.S. was approximately 95,000, with approximately 14,000 of these admissions identifying sAAH as the primary diagnosis. In addition, approximately 310,000 hospital admissions occurred in 2013 related to alcoholic cirrhosis, alcohol liver damage not-otherwise-specified or alcoholic fatty liver, with approximately 48,000 hospital admissions identifying these conditions as the primary diagnosis. We believe that a subset of these patients have a form of non-sAAH AILD that may be treatable with the ELAD System. Incidence rates for both sAAH and non-sAAH AILD appear to be similar in Europe.
Acute-on-Chronic Liver Failure (ACLF)
Hepatocellular damage, secondary to a variety of insults (infectious agents, alcohol, exogenous drugs autoimmunity, non-alcoholic fatty liver disease, non-alcoholic steatohepatitis etc.), can result in chronic liver disease, if the underlying etiology is not effectively treated. This condition is characterized histopathologically by increasing degrees of fibrosis and cirrhosis, and frequently remains subclinical or undiagnosed. Often as a result of a secondary insult, the liver can decompensate, leading to a life-threatening disorder known as acute-on-chronic liver failure, or ACLF.
The damage to the liver from continuing insults causes the gradual development of fibrosis in the liver over time, which results in a decrease of both liver function and the ability to regenerate after decompensation. The fibrosis progresses to cirrhosis when this process continues for many years. The progression of fibrosis to cirrhosis results in a shrunken liver, distortion of hepatic lobules, and continued loss of hepatocytes (due to replacement with fibrotic tissue) that leads to progressive and recurrent episodes of decompensation. This progressive loss of hepatocyte mass impairs the liver’s inherent ability to regenerate following decompensation.
Fulminant Hepatic Failure (FHF)
Another form of acute liver failure is FHF, a relatively rare condition characterized by a rapid deterioration of liver function with altered mental state and coagulopathy in individuals without known pre-existing liver disease. The most frequent causes include drug or toxin-induced liver injury, viral hepatitis, autoimmune disease and hypoperfusion. Two thousand cases of FHF are estimated to occur in the U.S. each year. The standard of care includes liver transplantation and these patients get priority on the liver transplant list although they tend to progress very rapidly and may succumb to their disease before a suitable organ becomes available. We believe the ELAD System may provide these patients with a bridge-to-transplant, or potentially, recovery without transplantation.
Surgery-Induced Liver Failure (SILF)
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

2.
Small-For-Size or Split Liver Transplant occurs when the transplanted liver is functioning, but may be too small to sustain the patient, either because only a small donor liver was available, or because a live person donated a portion of their liver for transplantation. We believe the ELAD System may be able to support the patient’s liver function until the donated organ regenerates to a size large enough to become independent of external support. Moreover, the ELAD System may also enable transplantation of smaller liver fragments than typically used, potentially expanding the available pool of donor organs.

3.
Other forms of SILF. Primary liver cancer can sometimes be cured by resecting the cancerous part of the liver after which the remaining liver regenerates to full size. Currently, surgeons will typically only resect up to 50% of the liver in order to avoid death from liver failure. However, more extensive resections occasionally occur, and resection of smaller portions can also lead to liver failure. We believe the ELAD System may be able to support these patients while their liver regenerates and may also enable surgeons to perform larger tumor resections.

We estimate that the first two categories of SILF account for several hundred patients a year in the U.S., while the third category could represent an annual population of 10,000 or more cases a year in the U.S.
Chronic Liver Failure
Chronic liver failure refers to a gradual loss of liver function and is usually characterized by the presence of widespread cirrhosis, which refers to the replacement of normal liver tissue by fibrosis, scar tissue and regenerative nodules. As normal liver tissue is destroyed, the organ gradually fails to perform its normal metabolic, regulatory and synthetic functions. Unfortunately, damage from cirrhosis cannot be reversed and lost liver function can only be regained through transplantation. For this reason, we do not believe that the ELAD System would be effective for cirrhotic patients other than possibly to bridge these patients to transplant.
Limitations of Currently Available Treatment Options for Acute Forms of Liver Failure
Given the liver’s complexity, there are no simple or widely effective medical solutions to acute forms of liver failure. The only long-term cure for acute liver failure is surgical transplantation. As published by the U.S. Department of Health and Human Services' Organ Procurement and Transplantation Network, there were 6,729 liver transplants performed in the US in 2014. Also, according to a research report on the 2014 U.S. organ and tissue transplant cost estimates from Milliman, one of the world's largest providers of actuarial and related product services, the average billable charge for a liver transplant in 2014, including the one month before surgery and six months after surgery, was $739,100. There are approximately 15,000 patients currently on the transplant waiting list and approximately 1,500 patients die while waiting each year. Similarly, there are approximately 7,000 liver transplants performed per year in Europe. Outside of transplant, current therapy is defined by the treating facility and is mostly supportive and designed to manage the symptoms and complications associated with acute liver failure.
Pharmaceuticals
N-acetylcysteine is approved by the FDA for the prevention of acute liver injury following the ingestion of toxic amounts of acetaminophen. Other treatments, including steroids and pentoxifylline, are often used off-label to manage symptoms associated with acute forms of liver failure, although steroids in particular have been shown to increase the risk of potentially fatal infections. Results from the Steroids or Pentoxifylline for Alcoholic Hepatitis study, or STOPAH, were presented at the American Association for the Study of Liver Disease (AASLD) meeting in November 2014. STOPAH enrolled 1,103 subjects with sAAH at 65 sites in the U.K., but failed to demonstrate any significant benefit in the primary analysis of overall survival for subjects treated with either steroids, pentoxifylline or a combination of the two at one, three or twelve months, as compared with placebo. In a secondary, multivariate analysis of the data, a small benefit was observed for those subjects taking steroids at one month, although this benefit was not seen in multivariate analyses at either three months or at twelve months. Despite the availability of these treatments, the mortality rate for acute forms of liver failure remains above approximately 40%. There are no known mechanisms for pharmacologically addressing liver failure specifically or restoring lost liver function.

Liver Support Devices
There are no medical devices approved for liver support that have been proven to improve survival in patients with acute forms of liver failure. Clinical trials have been conducted in recent years involving two acellular liver support devices that filter toxic metabolites from the blood. In 2004, Gambro acquired the Molecular Adsorbents Recirculation System, or MARS, a liver dialysis system. However, in 2010, a randomized, controlled clinical trial comparing MARS to standard of care among 189 subjects with a variety of forms of liver failure failed to show any improvement in 28-day survival for subjects treated with MARS. Likewise, in 2010 a similar liver support device, Prometheus, developed by Fresenius SE & Co. KGaA, also failed to show an improvement in either 28-day or 90-day survival in a randomized, controlled trial among 145 subjects with various forms of liver failure. MARS is currently cleared as a device in the U.S. for use in hepatic encephalopathy, drug overdoses and poisoning cases. MARS and Prometheus are both commercialized in Europe under CE marks. In 1999-2000, Circe Biomedical, Inc. ran a 171-subject randomized, controlled clinical trial predominantly in FHF using a liver support device that incorporated live pig liver cells. The trial did not meet its 30-day survival endpoint.
Clinical Experience with the ELAD System
The following table summarizes clinical trials using the current configuration of the ELAD System involving the treatment of blood plasma:

Trial	Date	Study Design	Indication(s)	Sites*	Location(s)	Total Subjects Enrolled
VTL-308 (phase 3)	Scheduled to commence first half of 2016	Randomized, controlled	sAAH	40+ planned	U.S., Europe	Minimum of 150
VTI-208 (phase 3)	2013-2015	Randomized, controlled	AILD/sAAH	59	U.S., Europe, Australia	203
VTI-210 (phase 3)	Commenced November 2014 and terminated August 2015	Randomized, controlled	sAAH	42	U.S., Europe	18
VTI-212 (phase 2/3)	Commenced June 2014 and terminated August 2015	Single-arm in phase 2 component	FHF and SILF	18	U.S.	8
VTI-206 (phase 2b)	2009 – 2011	Randomized, controlled	AILD and other	26	U.S., Europe	62
Compassionate- use program	2008 – 2010	Single-arm	Various	8	U.S., U.K., Singapore, Saudi Arabia	18
VTI-201 (phase 2a)	2008 – 2009	Randomized, controlled	ACLF and other	6	U.S.	18
VTIC-301 (Pivotal)	2006 – 2007	Randomized, controlled	Various, primarily viral hepatitis	2	China	69
CR-202 (phase 2)	2001 – 2003	Randomized, controlled	FHF	8	U.S., U.K.	19
PS-0698 (phase 1)	1999 – 2000	Randomized, controlled	FHF	6	U.S., U.K.	25
______________________

*	For VTL-308, represents numbers of clinical sites which will fluctuate throughout the trials in part based on resources and competition between trials for subjects.
The ELAD System’s Clinical Development in AILD/sAAH
VTI-208
In August 2015, we announced that the VTI-208 clinical trial did not achieve its primary endpoint of overall survival through study day 91. In the extended follow-up of the VTI-208 subjects, referred to as VTI-208E, we have an additional five months of survival data as of December 31, 2015. The year end 2015 survival data continues to support the August 2015 conclusions (N=203; Kaplan Meier: p-value 0.986, hazard ratio 1.000).

Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival at December 31, 2015
Adjusting for one subject who withdrew and two lost to follow-up, 95 subjects remained in the VTI-208E extension study at December 31, 2015 and are being monitored annually for survival, transplant and cancer for up to five years. As is frequently the case in large trials with lengthy follow-up, nineteen of the subjects are late for follow-up visits. In these cases, the prior follow-up data for these subjects were used in our analysis.
Pre-specified subgroup analyses of overall survival were conducted on medically-pertinent baseline demographic factors to identify the extent of influence these known factors had, if any, on the overall study outcome. These factors had been previously identified as potential influences on outcome based on scientific considerations, including the outcomes of the STOPAH study (Thursz 2015), results from the CLIF-SOFA consortium (Arroyo 2015), and previous ELAD clinical data. Results of these subgroup analyses revealed that overall survival outcomes in the ITT population were substantially influenced by MELD score and, to a lesser degree, age.
The MELD score is a numerical scale, ranging from 6 (less ill) to 40 (gravely ill), developed for use in liver transplant candidates age 12 and older. It gives each person a ‘score’ (number) based on how urgently he or she needs a liver transplant within the next three months. The number is calculated by a formula using three routine lab test results:
- bilirubin, which measures how effectively the liver excretes bile;
- INR (prothrombin time), which measures the liver’s ability to make blood clotting factors; and
- creatinine, which measures kidney function. (Impaired kidney function is often associated with severe liver disease.)
The specific formula is as follows:
MELD = 3.78×ln[serum bilirubin (mg/dL)] + 11.2×ln[INR] + 9.57×ln[serum creatinine (mg/dL)] + 6.43
The MELD score has also been used to assess mortality risk in other types of liver dysfunction, including sAAH. For example an sAAH patient with a MELD score of 28 is projected to have a 54% chance of dying over a period of 90 days.
The pre-specified subgroup analysis of MELD, evaluated as a dichotomous variable of <28 and ≥28, identified two distinct populations with respect to ELAD treatment outcomes versus the control group: in subjects with lower MELD scores, treatment outcomes favored ELAD, and, in the mirrored population with higher MELD scores, outcomes shifted in favor of the control group. Data revealed clinically-meaningful differences as shown by p-value and hazard ratio, or HR, favoring ELAD in the primary endpoint of overall survival up to at least study day 91 in a large subset of subjects with MELD scores <28 (N=120; Kaplan Meier at December 31, 2015: p-value=0.070, HR 0.580). This was also observed in the secondary endpoint of proportion of survivors at study day 91 (N=120; survival: ELAD 80.4% versus control 65.2%, Pearson's chi-squared: p-value=0.068). For those subjects with MELD scores ≥28, the opposite outcome was observed in overall survival (N=83; Kaplan Meier at December 31, 2015: p-value=0.121, HR 1.557) and in the secondary endpoint of proportion of survivors at study day 91 (N=83; survival: ELAD 35.6% versus control 55.3%, Pearson's chi-squared: p-value=0.072).

Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival MELD <28 and >=28 at December 31, 2015
A more granular post-hoc analysis of MELD score parameters as compared to outcome revealed an important directional association between MELD scores and relative overall survival outcomes. These additional pre-specified and post-hoc analyses helped to discriminate the contribution of each of the individual MELD parameters (bilirubin, creatinine, and INR) on these dichotomized outcomes. Results indicate that higher creatinine and INR levels, reflective of kidney injury and coagulopathy, respectively, are the key drivers associated with less favorable ELAD treatment outcomes compared with controls. The reduced tolerance of subjects with evidence of acute kidney injury and coagulopathy appears to be due to an interventional effect of the extracorporeal administration of ELAD. The limits set in VTI-208 to control the impact of extracorporeal treatment on subjects with secondary organ dysfunction, which had been established based on these critical indicators from our prior datasets, have been set lower in VTL-308.
Although less pronounced than the impact of MELD scores on overall survival, subject age was also identified in a pre-specified subgroup analysis as a demographic factor found to influence study outcomes. In subjects with less than the median age of 46.9 years, the Kaplan-Meier analysis of overall survival favored ELAD (N=101; Kaplan Meier at December 31, 2015: p-value=0.116, HR 0.591). This was also observed in the secondary endpoint of proportion of survivors at study day 91 with ELAD survival of 81.4% versus control survival of 67.2% (Pearson's chi-squared: p-value=0.112). In those subjects with greater than the median age, the opposite outcome was observed in overall survival. This finding is consistent with the liver resection literature indicating that the liver’s capacity for regeneration diminishes with age. This effect appears to be somewhat exacerbated if there is evidence of acute kidney injury or coagulopathy.
Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival Age <46.9 and >=46.9 at December 31, 2015
VTL-308
Based on our pre-specified and post-hoc analyses of VTI-208 subsets, we have initiated a new phase 3 clinical trial in sAAH, referred to as VTL-308. VTL-308 is a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate the ELAD System in subjects with sAAH who meet criteria based on the data from the pre-specified and post-hoc analyses of the VTI-208 clinical trial.

The key changes from the VTI-208 clinical trial protocol include restrictions on subjects’ age, MELD score and the three components of the MELD score associated with kidney dysfunction (creatinine), blood clotting dysfunction (INR) and liver function (bilirubin). MELD score is an algorithm used to predict 90-day patient survival in liver disease. The VTL-308 inclusion criteria have been established to reflect the same study population as that enrolled in a subset of the VTI-208 population with baseline criteria including MELD <30, age <50, INR ≤2.5, creatinine <1.3mg/dL and serum total bilirubin ≥16mg/dL. Data from this post-hoc analysis indicated that there was a statistically significant difference between treated and control subjects in the primary endpoint of overall survival in this population (N=60; Kaplan Meier at December 31, 2015: p-value=0.006, HR 0.278). This was also observed in the secondary endpoint of proportion of survivors at study day 180 (N=60; survival: ELAD 93.1% versus control 61.3%, Pearson's chi-squared: p-value=0.004).
Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival MELD <30, Age <50, INR <=2.5, creatinine <1.3mg/dL and bilirubin >=16 mg/dL at December 31, 2015
The sample size for the VTL-308 study was defined by applying these criteria to the analysis of the primary endpoint of overall survival in the ITT population, and assuming: 1) that this prospectively-defined population behaves similarly to this subgroup of the VTI-208 study; 2) the use of a log-rank test (Kaplan Meier) comparing two survival curves with a two-sided significance level of 0.05; 3) exponential survival curves with proportional hazards; 4) uniform accrual with an accrual time of at least 720 days and a minimum follow-up time of 90 days; and 5) a drop-out rate of 10%. Based on these parameters, a sample size for VTL-308 of 75 subjects per each the ELAD-treated and control groups is consistent with power of at least 0.95 with estimated median survival times of 438 and 175 days, respectively.
In November 2015, we received written responses from the FDA to our Type C meeting request on the planned VTL-308 clinical trial. At the FDA's suggestion, we have incorporated an event-driven feature into the trial design consistent with the primary endpoint of overall survival. Under the modified design, enrollment will continue until at least 150 subjects have been enrolled and 55 events have occurred, consistent with the event rate seen in the target subpopulation from VTI-208.
In light of the FDA's guidance on trial design and other topics, the VTL-308 program remains on track. We expect to enroll subjects at about 40 sites in the United States and Europe. Sites have been selected based on their high enrollment in the VTI-208 trial or their demonstrated capability to enroll these types of subjects. Clinical sites are in the process of opening, with enrollment of the first subject expected in the first half of 2016, and we expect to report top-line data for VTL-308 around mid-2018. The VTL-308 phase 3 has been designed to demonstrate statistical significance based on the subset results of the VTI-208 trial; however, there can be no assurance that the trial will be successful or that a single trial will be sufficient to support a marketing application in any country.
The ELAD System’s Clinical Development in Acute Flare of Viral Hepatitis
VTIC-301. Between 2006 and 2007, we enrolled 69 subjects with acute-on-chronic liver failure (ACLF) in a randomized, controlled open-label trial at two hospitals in Beijing, China. Inclusion criteria focused the trial’s enrollment on subjects anticipated to have a 50% chance of death by 84 days, and the majority of enrolled subjects were experiencing an acute flare of viral hepatitis. The study was designed to enroll 120 subjects but was terminated early by one of the hospital’s ethics committee because, in light of the results discussed below, it would have been unethical to continue to treat control subjects with standard of care alone. Endpoints included survival at 14, 28, 56 and 84 days, as analyzed using a log-rank method.

A significant protocol amendment was enacted after the enrollment of the first 49 subjects, in which inclusion criteria were changed, reducing the severity of disease, and a shorter ELAD System treatment time was recommended. This change in study design resulted in far fewer deaths or transplants in the second subset of 20 ELAD-treated and control subjects. A revised statistical plan was prepared to accommodate these differences in subject populations. Separate analyses were performed on the 49-subject subset and the full 69-subject population, and additional statistical analysis techniques were proposed, such as the use of Wilcoxon rank-sum techniques to analyze continuous variables such as survival time.
Analysis of the first 49 subjects (32 subjects randomized to be treated with the ELAD System for three days along with standard of care for the treating institution and 17 subjects randomized to be treated with standard of care alone) revealed the following:

•	significant differences in 28 and 56-day survival using the log-rank test (p=0.015 and 0.026, respectively); (log-rank was not significant at 14 and 84 days, p=0.074 and 0.058, respectively);

•	significant differences in 84-day survival using the Wilcoxon test (p=0.049); and

•	no unexpected safety issues.
Generally, the serious adverse events reported in this study were reflective of the severity of disease and co-morbidities present in the patient population. There were 16 post-treatment adverse events in eight of the 32 treated subjects that the investigators reported as possibly or probably related to treatment.
These efficacy results are depicted in the below Kaplan-Meier curve:

Analysis of all 68 subjects treated (44 subjects randomized to be treated with the ELAD System for one to three days along with standard of care for the treating institution and 25 subjects randomized to be treated with standard of care alone; note one control subject withdrew consent immediately following randomization and is not included in this analysis, so only 24 controls are included for a total of 68 subjects) revealed the following:

•	Significant differences in 28-day survival using the log-rank test (p=0.015);

•	No significant differences in 14, 56 and 84-day survival using the log-rank test; and

•	No unexpected safety issues.
Based on these results, it was concluded that the Wilcoxon test is a more sensitive technique to elucidate differences between groups in the ELAD System clinical trials, and that a more severely diseased population and more extended treatment times should be evaluated in future clinical studies. Future clinical trials may be analyzed using the more conservative log-rank technique.
One further observation from the 49 subjects in the first part of this study was that the ELAD System can significantly decrease bilirubin levels, an important biomarker of liver function in patients with ACLF. The overall magnitude of the decrease in mean end of treatment total bilirubin in the ELAD group was 25.1% (17.5 to 13.1 mg/dL) compared to an increase in the control group of 36.8% (17.1 to 23.4 mg/dL). Serum sodium, another biomarker associated with survival in subjects with ACLF, also was significantly improved in the subjects treated with the ELAD System relative to control subjects.

These China pivotal trial data formed the basis of a submission for marketing approval to the China FDA, or CFDA, in September 2007. It should also be noted that this study was not designed, and will not be used, as a pivotal trial to support approval of the ELAD System in the U.S. and Europe.
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
These data from the first 49 subjects suggest that the survival benefit (statistically significant at three years and five years, Kaplan Meier: p<0.05, log-rank) afforded to those subjects treated with the ELAD System is maintained over a three and five-year period relative to those subjects in the control group. These trends are depicted in the Kaplan-Meier curves below:
While these follow-up analyses were not prospectively defined in the VTIC-301 protocol, we believe they provide valuable information on the long-term survival of this group of patients.
The results of VTIC-301 were submitted to the CFDA, for marketing approval in September 2007. However, a regulation enacted in 2009 prevents the approval of novel foreign medical products until they are approved in their home markets first. Accordingly, we would not expect activity or approval by the regulatory authorities in China unless and until we have approval in the U.S.
Commercialization Strategy and Organization
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. If approved, we intend to directly commercialize the ELAD System in the U.S. and Europe with a targeted hospital sales force and to either commercialize directly or utilize a variety of types of collaboration in other markets.
Sales, Marketing and Reimbursement
Following FDA and/or EMA approval, if any, we intend to launch the ELAD System commercially in the U.S. and Europe, respectively. We expect to direct our initial sales and marketing efforts at those sites which will have participated in our phase 3 clinical trials, and which we anticipate will exceed 40 in number. Subsequently, we plan to gradually expand our focus in the U.S. to approximately 100 liver-transplant centers, as well as to another 100 specialist intensive care centers with a similar penetration in Europe. We expect that our commercial infrastructure would be comprised of a targeted hospital sales force led by several experienced sales management personnel, an internal marketing and medical affairs staff, and a reimbursement support team. We currently intend to focus our initial commercial efforts on the U.S. and European markets, which we believe represent the largest and most readily addressable market opportunities for the ELAD System. In addition, we believe that Australia, China, Japan, India, other Asian markets, the Middle East, Brazil, and Africa represent significant opportunities because of the prevalence of liver disease in these geographies, and we intend to pursue the commercialization of the ELAD System in certain of these markets through collaborations.

We expect the ELAD System to be reimbursed as an in-patient drug in the U.S. For patients eligible for Medicare, who we anticipate to constitute a minority of the ELAD System-addressable patients, reimbursement to the hospital is expected to occur under a diagnosis related group, which may be eligible for a New Technology Add-on Payment and outlier payments. We have begun the process to request appropriate codes and groupings for the ELAD System therapy from the Centers for Medicare & Medicaid Services, which may take several years to complete, if successful. We have been notified by the American Medical Association, or AMA, that a temporary, or Category III, Current Procedural Terminology, or CPT, code for physician care oversight of an extra-corporeal liver system was accepted in February 2015, and which became effective on January 1, 2016. However, implementation of a permanent, or Category I, CPT code with a predetermined physician payment value is a lengthy process and is not expected to be complete until several years after potential marketing approval in the U.S. We also expect to work with private payors to develop appropriate case-rates for the ELAD System reimbursement in the U.S. We believe we will ultimately be able to price the ELAD System in a range consistent with other currently marketed life-saving therapies, such as left ventricular assist devices, orphan biologic medications for hereditary metabolic diseases, and monoclonal antibody medications for cancer.
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
All biopharmaceutical production activities must be conducted under cGMP, the standards established by the FDA for pharmaceutical and biologics production. Medical devices must be manufactured in accordance with pertinent device regulations. The equipment used in the manufacturing process is based on designs typically encountered in the production of other biotechnology products, and has been customized to tailor their use to the ELAD System production. The ELAD cartridges and bedside units are tested according to the FDA’s and other applicable regulatory bodies’ standards before they can be released for use in humans. All device components shipped from us to our investigational sites are subject to quality control inspection.
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

Intellectual Property
We believe that we have a patent portfolio and substantial know-how relating to the ELAD System. Our patent portfolio includes patents with claims directed to our ELAD System, specific clonal cells and cell-lines derived from human liver-derived C3A cells, as well as methods of growing such cells. We are currently the owner of record of five issued U.S. patents and over a dozen issued or allowed foreign patents. Additionally, we are the owner of record of seven pending U.S. provisional patent applications. One granted U.S. patent claims a method of using C3A cells to treat a patient’s blood. The patent has a term that extends to 2027 and may possibly be extended further if the patent is determined to be eligible for patent term extension. Additionally, a second granted U.S. patent includes claims to an extracorporeal device configuration which is cell type independent and which we believe encompasses our ELAD System. The patent has a term that extends to 2025 and may possibly be extended further if the patent is determined to be eligible for patent term extension. Foreign counterparts of these patents have been issued in countries throughout the world, including, for example, in Australia, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea and Taiwan. Furthermore, related applications remain pending in certain other jurisdictions including, for example, Europe, Brazil, China, India and the Philippines.
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
We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors — Risks Related to Intellectual Property.”
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
We seek trademark protection in the U.S. and outside of the U.S. where available and when appropriate. We have registered trademark rights for Vital Therapies in the U.S. and Australia and for ELAD in the U.S., Europe and Australia.
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
We are not aware of any company that is in human clinical trials with a human cell-based product for the treatment of patients with ALF. At least four companies have conducted prior research on various human hepatocyte cell lines including Exten Industries, Hepalife Technologies, Fresenius and Hybrid Organ GmbH. In addition, the University College London, the University of Amsterdam and its spinout Hep-Art Medical Devices, and researchers affiliated with the Mayo Clinic are actively pursuing animal research in this area and may begin clinical trials in the near future.
Several companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes, although ongoing research in this area is difficult to ascertain.
Two commercially available liver dialysis systems, from Gambro and Fresenius, have undergone extensive clinical development, although both have failed to show an improvement in long-term survival among patients with ALF. Both rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. A recent publication by Larsen et al reported that high volume plasma exchange can improve in a cohort of Western subjects with ALF.
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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. The Physician Payments Sunshine Act provisions implemented in final regulation requires applicable manufacturers to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members. Manufacturers are required to report such data to CMS by the 90th day of each subsequent calendar year. Other state laws require pharmaceutical companies to adopt and or disclose specific compliance policies to regulate the Company’s interactions with healthcare professionals. Moreover, some states, such as Minnesota and Vermont, also impose an outright ban on certain gifts to physicians.
Violations of some of these laws may result in substantial fines. These laws affect promotional activities by limiting the kinds of interactions we may have with hospitals, physicians or other potential purchasers or users of our products. Both the disclosure laws and gift bans impose additional administrative and compliance burdens on us. Although we seek to structure our interactions in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how a law will be applied in specific circumstances. If an employee were to offer an inappropriate gift to a customer, we could be subject to a claim under an applicable state law. Similarly if we fail to comply with a reporting requirement, we could be subject to penalties under applicable federal or state laws including, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. In addition to the federal and state disclosure and gift ban laws, certain countries outside of the U.S. have similarly enacted disclosure laws for which the company in its activities may be subjected to from time to time.
Regulation in the European Union
Biologics and medical devices are subject to extensive regulation outside of the U.S. In the European Union, for instance, a centralized approval procedure, or Centralized Procedures, may be used to authorize the marketing of a product in all countries of the European Union, which includes most major European markets. However, for certain products, if this procedure is not used, approval in one country of the European Union can be used to obtain approval in a second country of the European Union under two simplified application processes, either the mutual recognition procedure or the decentralized procedure. Both of these procedures rely on the principle of mutual recognition. In addition to regulatory approval, pricing and reimbursement approvals are also required in most countries.
In Europe, the ELAD System is regulated as a Combination Somatic Cell Advanced Therapy Medicinal Product, or ATMP. The primary regulatory license application in Europe (a Marketing Authorization Application, or MAA), if any, will be made to The Committee for Advanced Therapies, or CAT, and the Committee for Human Medicinal Products, or CHMP, which are the committees at the European Medicines Agency, or EMA, that are responsible for assessing the quality, safety and efficacy of ATMPs. Marketing Authorization Applications for ATMPs can only be filed using the Centralized Procedure. The CHMP and the CAT liaise closely together so the CHMP is able to make a scientific opinion relating to the authorization to place an ATMP on the market in accordance with Regulation (EC) No 1394/2007 and pharmacovigilance. The CAT has also established collaborations with Notified Bodies, or NBs, in Europe in order to review the device components of combination device products, and we anticipate that the device components of our submission would be reviewed by one of those NBs. Currently, during the clinical trial phase in Europe, we are granted authorization to conduct clinical studies at the national level through the health authority agencies in each country, each of which has its own format and regulation for the issuance of clinical trial authorizations, or CTAs. For some countries, it is necessary to obtain separate authorizations in each country for each clinical trial protocol from the medicines and device agencies as there is yet to be developed a procedure for dealing with combination products like the ELAD System. The EMA has provisions for providing companies with advice on topics related to marketing authorization in Europe through the Scientific Advice Working Party, or SAWP. Previously, we sought and obtained advice on the ELAD development program through the SAWP process. We anticipate obtaining further guidance and advice through future interactions with the SAWP.
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
Research and Development
We recognized $39.8 million, $39.5 million and $21.8 million in research and development expenses in the years ended December 31, 2015, 2014 and 2013, respectively.
Geographic Information
During 2015, 2014 and 2013, substantially all of our long-lived assets were located within the U.S.
Financial Information about Segments
We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions. Please see Note 1 – "Description of Business and Basis of Financial Statements" -in the notes to the consolidated financial statements.
Employees
As of January 31, 2016, we had 78 employees, 11 of whom held Ph.D. or M.D. degrees. Of our employees, 45 were engaged in research and development, 16 in manufacturing and 17 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.
Executive Officers
The names, ages and positions of all executive officers as of February 29, 2016 are listed below, followed by a brief account of their business experience. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.
Terence E. Winters, Ph.D., 73, has served as the Chairman of our board of directors from June 2003 to March 2013. Dr. Winters became Co-Chairman of our board of directors in March 2013 and currently serves as such. Dr. Winters has served as our Chief Executive Officer since June 2003. From 2001 to 2015, Dr. Winters was a Special Limited Partner of Valley Ventures, a founding investor in Vital Therapies, and also was a General Partner of Columbine Venture Funds from 1983 to 2005 and Vice President of DS Ventures, a venture capital subsidiary of Diamond Shamrock Corp., a chemical, life science and petroleum company from 1980 to 1983. Dr. Winters was previously a director of three public companies: CollaGenex Pharmaceuticals, Inc., a developer and marketer of proprietary medical therapies to the dermatology market, Orthologic Corp., a biotechnology company focused on development and commercialization of novel synthetic peptides for tissue repair and healing, and Clinuvel Pharmaceuticals, a global biopharmaceutical company committed to developing drugs for the treatment of a range of severe skin disorders. Dr. Winters has also served as a director of over 20 private companies. He earned a B.Sc. as well as a Ph.D. in chemistry from the University of Wales, U.K. He also completed a post-doctoral fellowship at the University of California, Los Angeles.

Duane Nash, M.D., J.D., 45, has served as our President since March 2016. Between March 2012 and March 2016, he served as our Chief Business Officer, and he served as our Executive Vice President between May 2013 and March 2016. Between March 2012 and May 2013, he also served as our Medical Director. Dr. Nash completed his internship in general surgery at the University of California at San Francisco during which he served as a member of the liver transplant team. Dr. Nash also practiced as an attorney from November 2002 to February 2008, most recently at the law firm of Davis Polk, where he focused on intellectual property litigation and corporate matters. Dr. Nash joined Vital Therapies from Wedbush PacGrow Life Sciences where he was employed from March 2009 to March 2012 serving most recently as Vice President in Equity Research. Before that he was a research analyst at Pacific Growth Equities from April 2008 through March 2009, which was subsequently acquired by Wedbush Securities, Inc. Dr. Nash has served on the board of directors of Akebia Therapeutics, Inc., a publicly-traded biotech company focused on the treatment of anemia and vascular disease, since May 2013, and on the board of directors of Aerpio Therapeutics Inc., a clinical-stage biopharmaceutical company focused on advancing innovative therapies for vascular diseases, since September 2012. Dr. Nash earned a B.A. in biology from Williams College, an M.D. from Dartmouth Medical School, a J.D. from the University of California, Berkeley, and an M.B.A. from the University of Oxford.
Robert A. Ashley, M.A., 58, has served as our Executive Vice President and Chief Technical Officer since September 2013. Between May 2008 and September 2013 he served as our Vice President and Chief Operating Officer. Mr. Ashley’s career in the pharmaceutical industry extends for 34 years. He was formerly Chairman, President and Chief Executive Officer of AmpliMed Corporation, a privately-held cancer drug development company, from January 2004 to March 2007, and Senior Vice President of Commercial Development at CollaGenex Pharmaceuticals, Inc., a publicly-held pharmaceutical company, from September 1994 to December 2003. Prior to that he held positions of increasing responsibility at Bristol-Myers Squibb from January 1989 to September 1994, and with Amersham International from 1979 to 1989. He earned a Master’s Degree in Biochemistry from Oxford University. Mr. Ashley is the inventor of several issued and pending patents, as well as the author of several scientific papers. He serves on the Board of Directors of Rowpar Pharmaceuticals, a privately-held manufacturer of proprietary dental pharmaceuticals.
Michael V. Swanson, M.B.A., 61, joined us in August 2013 as our Chief Financial Officer and has also served as our Executive Vice President since March 2016. Mr. Swanson has over 20 years of experience in senior financial positions in both public and private life sciences companies. Mr. Swanson was Chief Financial Officer of Amira Pharmaceuticals, Inc., a pharmaceutical company focused on the discovery and early development of drugs to treat inflammatory and fibrotic diseases, from May 2008 until the company was acquired in September 2011, and of Panmira Pharmaceuticals, LLC, a spin out from Amira from September to December 2011. Since January 2012 to October 2015, Mr. Swanson provided financial consulting services to development stage companies. From July 2000 to April 2008, Mr. Swanson served in senior finance positions including Senior Vice President, Finance and Chief Financial Officer at Prometheus Laboratories Inc., a specialty pharmaceutical company marketing and selling pharmaceutical products and diagnostic testing services for gastrointestinal diseases and disorders. Previously, Mr. Swanson was Senior Vice President and Chief Financial Officer of Advanced Tissue Sciences, Inc., a publicly-traded biomedical company, where he served in senior financial positions for over ten years. Mr. Swanson also served as Director of Finance of the Fisher Scientific Group, Inc., a health and scientific technology company, and its parent, The Henley Group, Inc., a widely diversified holding company. Mr. Swanson began his career working approximately nine years with the public accounting firm of Deloitte Haskins & Sells, now Deloitte & Touche LLP. Mr. Swanson earned a B.S. in business administration from the California Polytechnic State University at San Luis Obispo and an M.B.A. from the University of Southern California. He is also a Certified Public Accountant (inactive).
Aron P. Stern, M.B.A., 62, has served as our Chief Administrative Officer since August 2013 and as our Secretary from October 2005 to February 2015. Between June 2003 and August 2013, Mr. Stern served as our Treasurer, Vice President and Chief Financial Officer. Mr. Stern has over 20 years of experience in capital formation, acquisitions, financial strategy and financial and operational management in growth-stage high technology and biotechnology companies. He previously was Chief Financial Officer at each of Protein Polymer Technologies, Inc., a developer of a protein-based technology, 4-D Neuroimaging, a medical equipment manufacturing company, and VitaGen, Inc., our predecessor company. Mr. Stern also held positions at Apple Computer and Isis Pharmaceuticals, a developer of antisense drugs. Mr. Stern earned a B.S. in economics and business administration and an M.B.A. in finance and marketing from the University of California, Berkeley.

John M. Dunn J.D., 64, has served as our General Counsel since November 2014 and as our Secretary since February 2015. Mr. Dunn has over 25 years of national law firm and in-house general counsel experience. Mr. Dunn was Senior Vice President Legal and Compliance, General Counsel and Secretary of IDEC Pharmaceuticals from 2002 until its merger with Biogen in late 2003. From 2004 to 2012, Mr. Dunn served as an Executive Vice President at Biogen Idec where he was in charge of Biogen Idec’s internal corporate venture fund and Innovation Incubator. Most recently, Mr. Dunn has been providing legal and corporate development advisory services to emerging life science companies. Previously, Mr. Dunn was a partner for 16 years in the Corporate, Securities and Technology Group at the Pillsbury Winthrop law firm where his practice focused on the healthcare industry. Mr. Dunn earned a B.S. in finance and his J.D. from the University of Wyoming. He serves as an advisor to TVM Capital, a life science venture capital firm and is a member of the Board of Directors of Agility-Clinical, a privately held consulting and contract research organization and Acer Therapeutics, Inc. a privately held specialty orphan pharmaceutical company.
Andrew Henry, 51, has served as our Vice President of Clinical Operations since April 2013. Mr. Henry is responsible for the global implementation of our clinical program. Mr. Henry has 25 years of experience managing clinical trials in life science companies with roles at Schering-Plough Oncology, Novartis Oncology and MedImmune. Between January 2009 and February 2013, Mr. Henry served as Senior Director of Clinical Trial Management and Senior Director of Global Clinical Operational Strategy of MedImmune, a biopharmaceutical company that is under AstraZeneca’s biologics division. At MedImmune Mr. Henry oversaw operations of all clinical studies being performed by the company across all therapeutic areas. From November 1997 to August 2008, Mr. Henry held roles as Senior Clinical Research Scientist and Head Clinical Resources and Development Director at Novartis Oncology, an ethical pharmaceutical company, where he oversaw clinical studies and the Department of Clinical Research Scientists/Clinical Trial Heads. Mr. Henry earned a B.S. in biology and biopsychology from William Paterson University.
Andrea Loewen, 48, has served as our Vice President of Regulatory Affairs and Quality since July 2013 and oversees our quality and regulatory systems and develops regulatory strategies. Ms. Loewen has 24 years of experience in regulatory and quality management roles, including positions at Baxter Healthcare, Biogen Idec, and Shire Pharmaceuticals. From June 2009 to July 2013, she served as the Head of Regulatory Affairs for Shire Pharmaceuticals Regenerative Medicine business unit, where she was responsible for global regulatory strategy and filings for development stage and commercial combination products. Between March 2008 and June 2009, Ms. Loewen served as Senior Director of Regulatory Affairs for Ceregene, Inc., a development stage biotech company, and was responsible for global regulatory strategy and filings for combination products. Ms. Loewen earned her B.A. in biology from Gustavus Adolphus College.
Richard Murawski, 67, has served as our Vice President of Manufacturing since July 2013. Mr. Murawski has more than 40 years of experience in manufacturing facility design, construction, start-up, validation, and supply chain management, both domestically and internationally, including 17 major plant start-ups. From February 2013 to July 2013, Mr. Murawski was self-employed as a consultant. From June 2010 to February 2013, Mr. Murawski served as the Vice President/General Manager for Dendreon Corporation, a biotech manufacturing company, with responsibility for, among others, manufacturing, engineering, materials management, and facilities. Between June 2008 and July 2010, Mr. Murawski served as Chief Executive Officer of Murawski and Associates, a biotech consulting company, where he consulted companies on managing operations and biopharmaceutical facilities. From June 2002 to July 2008, Mr. Murawski served as Senior Vice President of Operations and Corporate Officer of Favrille, Inc., a biotech manufacturing company, and was responsible for manufacturing, engineering, materials management, facilities, technical services, and environmental, health and safety functions. Mr. Murawski earned his B.S. in chemical engineering from the Newark College of Engineering at the New Jersey Institute of Technology.
Corporate Information and Website
We were incorporated in California in May 2003 as Vitagen Acquisition Corp., changed our name to Vital Therapies, Inc. in June 2003, and reincorporated in Delaware in January 2004. Our principal executive offices are located at 15010 Avenue of Science, Suite 200, San Diego, CA 92128. Our telephone number is (858) 673-6840. Our website address is http://www.vitaltherapies.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available (free of charge) on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information contained on, or that can be accessed through, our website, or from the SEC does not constitute part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

“Vital Therapies” and “ELAD” are registered trademarks of Vital Therapies and the Vital Therapies logo is a trademark of Vital Therapies. Other service marks, trademarks, and tradenames referred to in this Annual Report are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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
Risks Related to Our Business
We have designed a new phase 3 clinical trial for ELAD based on the results of pre-specified and post-hoc analyses of our VTI-208 trial that has no assurance of success and may fail. Since ELAD is our sole product candidate, failure of this new trial could result in failure of the company.
In August 2015, we announced that the ELAD® System, our sole product candidate, failed to meet its primary and secondary endpoints in our VTI-208 phase 3 clinical trial. Following this announcement, we discontinued our VTI-210 and VTI-212 clinical trials and began a series of pre-specified and post-hoc analyses of the VTI-208 data to determine if there was a basis for continuing the development of the ELAD System. Based on these analyses, we prepared a preliminary protocol for a new clinical trial, VTL-308, incorporating changes based on clinically relevant trends we observed in subset data from the VTI-208 clinical trial, including limits on subjects' age, MELD score and the three components of MELD score associated with kidney dysfunction (creatinine), blood clotting dysfunction (INR) and liver function (bilirubin). In November 2015, we received written responses from the FDA to our Type C meeting request on the planned VTL-308 phase 3 clinical trial. At the FDA's suggestion, we have incorporated an event-driven feature into the trial design consistent with the primary endpoint of overall survival. Under the modified design, enrollment will continue until at least 150 subjects have been enrolled and 55 events have occurred, consistent with the event rate seen in the target subpopulation from VTI-208.
The design of or assumptions underlying our new clinical trial, including the inclusion and exclusion criteria, may prove to be incorrect or may not ultimately demonstrate statistical significance in overall survival over a control group. Further, even if statistical significance in overall survival is achieved, the results may not be accepted without a confirmatory study as the basis for the submission of a biologics license application, or BLA, to the FDA or for a similar filing with any other regulatory authority. For example, even if the VTL-308 clinical trial were to meet its primary endpoint under the contemplated design, the FDA or other regulatory authorities may still require an additional pivotal trial before granting market approval, which would require substantial additional time and funds in order to complete clinical development. If we are unsuccessful in our attempt to refocus our clinical development program, then we cannot continue with the development of the ELAD System, and we would need to undertake a review of potential business alternatives, which may include, but are not limited to, a merger or sale of the company or ceasing operations and winding down the business.

We may not be able to complete the development of, successfully obtain regulatory or marketing approval for, or successfully commercialize, the ELAD System.
To date, we have expended significant time, resources and effort on the development of the ELAD System. The unfavorable VTI-208 outcome has caused a significant delay in our plans to commercialize the ELAD System. In order to complete the development of the ELAD System, we will need to complete one or more additional clinical trials that successfully demonstrate statistical significance in overall survival over a control group, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the U.S., from the European Medicines Agency, or EMA, in the European Economic Area, and from foreign regulatory authorities in other jurisdictions, obtain commercial manufacturing supply, build a commercial marketing organization or enter into a commercial marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. If we do not successfully complete the necessary clinical trials, do not have sufficient commercial manufacturing supply for the ELAD System, encounter additional difficulties in the development of the ELAD System due to any of the factors discussed in this “Risk Factors” section or otherwise, we do not seek or receive regulatory approval or are unable to successfully commercialize the ELAD System, if approved, then we will not be able to continue our business in its current form, and we would need to undertake the review of potential business alternatives discussed above.
We are involved in pending securities litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
Following our announcement that the ELAD System, our sole product candidate, failed to meet its primary and secondary endpoints in our VTI-208 phase 3 clinical trial, we became the subject of lawsuits alleging securities law violations. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding these and other lawsuits in which we are involved, see Note 4, "Commitments and Contingencies," in the notes to the consolidated financial statements.
We are a clinical-stage company with no approved products, which makes assessment of our future viability and performance difficult.
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
The ELAD System is designed to improve survival rates of patients with certain forms of liver failure resulting from hepatocellular insult. The ELAD System is a novel product candidate whose safety, efficacy and other attributes have not been demonstrated in well-designed, large scale, clinical trials and are not fully understood. As a cell-based therapy, the ELAD System’s mechanism-of-action is complex and we cannot be certain that our currently-targeted indication of alcohol induced liver decompensation, or AILD, which includes severe acute alcoholic hepatitis, or sAAH, in the U.S. and Europe, and viral hepatitis (predominantly hepatitis B) in China represent suitable applications for the ELAD System, or even ones where the ELAD System therapy can or will ultimately be shown to be safe and effective in well-designed phase 3 clinical trials necessary to support regulatory approval in any jurisdiction. For example, our phase 3 trial in AILD, VTI-208, failed to reach both its primary and secondary endpoints. Finally, even if the ELAD System is proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization will be successful. If the ELAD System fails at any stage in our clinical trials or at the marketing stage, our business and operating results and financial condition will be materially and adversely affected.

We cannot give any assurance that we will successfully complete the ELAD System’s clinical development, or that the ELAD System will receive regulatory approval in a timely fashion or at all.
We are subject to all of the uncertainties and complexities affecting a clinical-stage, combination product, biologic and medical device company. We have not successfully completed clinical development for any of the ELAD System’s potential indications in the U.S. or Europe where the ELAD System is regulated as a combination biologic and medical device, and a combined somatic cell Advanced Therapy Medicinal Product, respectively. We initiated a new phase 3 clinical trial, referred to as VTL-308, designed to establish the safety and efficacy of the ELAD System and to support approval in the U.S. and Europe. This clinical trial is expected to be performed in certain subjects with sAAH. Any additional indications we elect to pursue will require the initiation and completion of additional phase 3 clinical trials demonstrating safety and efficacy for each such indication. For example, even prior to our VTI-208 clinical trial, the FDA had noted its view that preliminary clinical evidence did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Since then, our VTI-208 clinical trial failed to meet both its primary and secondary endpoints. There is no guarantee that any future clinical trials will be completed in a timely fashion or succeed. Our ability ultimately to reach profitability is critically dependent on our future success in obtaining regulatory approval for the ELAD System. However, there can be no assurance that any future clinical trials will be timely commenced, successful, or that regulators will approve the ELAD System in a timely manner, or at all.
If we fail to obtain regulatory approval in the U.S. and Europe, our business would be harmed.
We require regulatory approval for each indication we are seeking before we can market and sell the ELAD System in a particular jurisdiction for such indication. Our ability to obtain regulatory approval of the ELAD System depends on, among other things, successful completion of phase 3 clinical trials, and demonstrating efficacy with statistical significance and acceptable safety in humans. The results of our current proposed clinical trial and any future clinical trials may not meet the FDA, the EMA or other regulatory agencies’ requirements to approve the ELAD System for marketing under any specific indication, and these regulatory agencies may also determine that our manufacturing processes or facilities are insufficient to support approval. For example, the FDA had previously noted its view that preliminary clinical evidence available prior to our VTI-208 clinical trial did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Additionally, the negative results of VTI-208 may bias the FDA, EMA and other regulatory authorities against the ELAD System. As such, we may need to conduct more clinical trials than we currently anticipate and upgrade our manufacturing processes and facilities, which may require significant additional time and expense and which could delay or prevent approval. If we fail to obtain regulatory approval in a timely manner, our commercialization of the ELAD System would be further delayed and our business would be harmed.
If we are able to secure marketing approval, our commercial success will be determined by our ability to obtain acceptable pricing and reimbursement for the ELAD System therapy.
Therapies such as the ELAD System are paid for primarily by private and government insurance, although in some markets payment may be made by private individuals and their families. Reimbursement policies and decisions for medical products is a highly bureaucratic, politicized and regulated process that includes consideration of factors such as cost effectiveness and meaningful patient benefit. There is great pressure from government and third-party payors to reduce costs. Furthermore, there are no therapies approved to restore liver function and the lack of an established reimbursement structure introduces additional uncertainty with regard to reimbursement for the ELAD System. Although we commissioned a report in 2013 from pricing study and reimbursement specialists that concluded we should target a commercial price between $150,000 and $275,000 for ELAD therapy in the U.S., we do not know whether this price is achievable or sustainable. Further, this report was prepared prior to the failure of the VTI-208 clinical trial, the discontinuation of our VTI-210 and VTI-212 clinical trials and prior to planning a new phase 3 trial, all of which may result in a lower target commercial price if the report was recreated based on the additional information known to us. Although we do not expect to determine a target commercial price for ELAD therapy either within or outside of the U.S. until after completion of a successful clinical trial, we believe it may be difficult to sustain a commercial price outside of the U.S. at or above the commercial price in the U.S. In addition, we will have no control over the reimbursement or conditions that may be set by the government or private insurers, if any, assuming we are able to secure marketing approval for the ELAD System. In markets where payment will be made by private individuals and their families, such private payors may not be prepared to pay an acceptable price.

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
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of biologic products and medical devices. To achieve commercial success for the ELAD System, if and when we obtain marketing approval, we will need to establish a sales and marketing organization and we are unable to predict how we will market the ELAD System. In the future, we expect to build a targeted sales, marketing, training and support infrastructure to market the ELAD System in the U.S. and Europe and to establish collaborations opportunistically to market, distribute and support the ELAD System outside of the U.S. and Europe. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel and personnel necessary to initially provide on-site device support and later device training to end-users is expensive and time consuming and could delay any product launch. If the commercial launch of the ELAD System is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, training and support personnel.
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
We are a clinical-stage company and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $52.0 million, $47.7 million and $32.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $202.9 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods and we may need to raise additional capital.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2015, we had net operating loss, or NOL, carryforwards of approximately $133.0 million and $132.6 million, net of estimated limitations caused by certain ownership changes under Section 382 of the Internal Revenue Code, for federal and state income tax purposes, respectively. In general, under Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We believe our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo any further ownership changes, our ability to utilize NOLs could be further limited. Future changes in our stock ownership, some of which are outside of our control, could also result in additional ownership changes under Section 382. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability.
Our internal computer systems, cloud-based systems and those used by our clinical investigators, contract research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs for the ELAD System.
We rely on information technology systems to keep financial records, maintain laboratory, clinical data and corporate records, communicate with staff and external parties and operate other critical functions. Despite the implementation of security measures, our internal computer systems, cloud-based systems and those used by our clinical investigators, contract research organizations, or CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, cyber-attacks, terrorism, war, and telecommunication and electrical failures. The techniques that could be used by criminal elements or foreign governments to attack these computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these risks proactively or implement adequate preventative measures. While, to our knowledge, we have not experienced any significant system failure, theft of information, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical development or manufacturing activities. For example, the loss of clinical trial data from future clinical trials could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption, theft of information, or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the clinical development and any future development of the ELAD System could be delayed.

Risks Related to the ELAD System’s Clinical Development
We have limited experience in conducting pivotal clinical trials used to support regulatory approval and our prior clinical trials of the ELAD System did not demonstrate a statistically significant improvement in survival, the primary endpoint that is needed to support regulatory approval.
Our VTI-208 phase 3 randomized, controlled, open-label trial evaluating the ELAD System in subjects with AILD failed to meet the primary endpoint of overall survival through at least 91 days assessed using the Kaplan Meier statistical method. Our protocol for our new clinical trial in sAAH, VTL-308, incorporates limits on subjects' age, MELD score and its three components. While the endpoints and populations for VTL-308 are derived from results of our prior studies, including the results of VTI-208, and based on medical literature, in none of those prior studies have we demonstrated a statistically significant effect on the population based on the endpoints prospectively described in the study plan. Our prior clinical trials of the ELAD System in AILD, of which sAAH is a subset, did not demonstrate statistically significant improvement over standard of care in the primary endpoint of survival through at least study day ninety-one. Similarly, our prior clinical trials of the ELAD System in fulminant hepatic failure, or FHF, did not demonstrate statistically significant improvement in the primary endpoint of 28-day survival. The lack of statistical significance could be attributed to various factors, including the lack of power to demonstrate significance, the design of the studies or the lack of an ELAD System treatment benefit.
Any positive results from previous clinical trials may not be predictive of future results.
Positive results from our prior clinical trials, including either statistical significance in some endpoints or trends towards statistical significance in other endpoints, should not be relied upon as evidence that our current or future clinical trials will necessarily succeed. While we believe that we have learned valuable lessons from the results of prior trials and have attempted to use these lessons to guide our design of VTL-308, there can be no guarantee that these lessons are correct or that we will effectively incorporate them into the design of VTL-308. For example, our primary endpoint in VTI-208 was based on the results of a subset of subjects in our VTI-206 clinical trial. Although that subset showed a trend toward increased survival up to at least study day ninety-one, it consisted of only 29 subjects. The FDA has noted its belief that this preliminary clinical evidence did not indicate that our product may demonstrate a substantial improvement over standard of care. We cannot provide any guarantee that our possible future clinical trials will provide statistically significant data sufficient to support regulatory approval.
If we fail to select appropriate subjects for our phase 3 clinical trials or if these subjects do not progress as expected, it will be difficult for us to demonstrate the statistically significant efficacy of the ELAD System therapy necessary to gain approval.
We designed VTI-208 and VTI-210 in accordance with input provided by regulatory authorities that we must demonstrate a statistically significant improvement in a survival endpoint. VTI-208 and VTI-210 included concurrent control subjects in a 1:1 ratio with treated subjects, and all subjects were to be included in the statistical analysis. Each study was designed to enroll subjects with an expected death rate of about 50% in 90 days without the ELAD System therapy. It was and is necessary to select subjects with high expected death rates in order to be able to determine whether the ELAD System has an effect on treated subjects and to help determine the number of subjects to enroll in a clinical trial in order to be able to achieve statistical significance. We monitor certain baseline characteristics of the subjects we are enrolling in our studies (such as age and MELD scores) to assess that the population characteristics are similar to prior studies in which death rates were in the target range. Although we have incorporated limits on age, MELD scores, creatinine, INR and bilirubin for VTL-308, there is no assurance that revised parameters will be sufficient to predict survival. Additionally, there is no assurance that the inclusion and exclusion criteria for VTL-308, which will have the same primary and secondary endpoints as the VTI-208 clinical trial, will help the study show statistical significance, and it may be more difficult for us to find subjects with the narrower criteria, which could delay enrollment and increase the costs of VTL-308 beyond our current expectations. Moreover, if we do not succeed in selecting appropriate subjects or if the subjects we select do not progress as expected, we may not be able to demonstrate statistically significant efficacy of the ELAD System therapy necessary to gain approval.

Random variation or changes in standard of care could cause our clinical trials to be delayed and/or fail.
Regulatory authorities worldwide have adopted the standard that, to gain marketing approval, clinical trials should produce a result that has less than a 5% probability of being due to random variation. There is no assurance that any of our possible future clinical trials will meet that standard. In addition, we have designed all of our clinical trials to be judged by a survival primary endpoint, which may be difficult to achieve for many reasons, including unanticipated survival rates of control subjects due to random variations, deficiencies in our exclusion and inclusion criteria, and the standard of care of the subjects, which may vary from site to site and country to country and is continuously evolving. For example, the FDA had expressed concern that the VTI-208 study may not have been adequately designed to provide convincing evidence of efficacy if there are significant differences in how the ELAD System subjects and controls are treated during the treatment period and after hospital discharge. VTL-308 will bear the same risk. Variations in length of hospital stay, rates of hospital re-admission, alcohol recidivism rates, nutritional support, and concomitant medications, which are not within our control, could significantly confound the study results and call into question whether any difference in survival is due to the ELAD System or to these factors. Moreover, evolution in the standard of care for the treatment of patients with acute forms of liver failure could make our trials difficult to enroll and interpret. For instance, the results of the Steroids or Pentoxifylline for Alcoholic Hepatitis (STOPAH) study funded by the UK National Institute for Health Research failed to demonstrate any significant benefit in the primary analysis of overall survival for subjects treated with either steroids, pentoxifylline or a combination of the two at one, three or twelve months, as compared with placebo. Any of these factors, which are beyond our control, could materially and adversely affect the results of any future phase 3 clinical trials and prevent us from gaining regulatory approval of our ELAD System therapy. In addition, even if the results of our clinical programs are positive, our inability to control or adequately account for these factors between treatment arms could cause the FDA or other regulatory authorities to determine that the results are not adequate, or must be reproduced in a confirmatory study, to support marketing approval.
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
All extracorporeal therapy systems, including the ELAD System, cause a decline in blood platelets, which can lead to coagulation problems and uncontrolled bleeding because platelets are critical to clot formation. Patients with liver failure generally have serious blood clotting problems since the liver produces almost all of the body’s blood clotting proteins. These patients therefore have wide variations in their ability to coagulate their blood. To minimize blood clotting issues during ELAD treatment, some subjects require an infusion of anti-coagulants, which can aggravate bleeding. Because every subject is different, the need for anti-coagulant therapy is variable and must be closely monitored during ELAD System therapy. The risk of uncontrolled bleeding may be treated during the ELAD System therapy by administering platelet transfusions or by administering blood coagulation factors. However, there have been cases of uncontrolled bleeding during and after the ELAD System therapy. Additionally, some patients have abnormal red blood cells, which have weakened cell walls subject to rupture by physical force, a process known as hemolysis. The physical force exerted on the red blood cells by the ultrafiltrate generator in the ELAD System line can, in some cases, be enough to cause overt mechanical hemolysis that resolves after ELAD treatment is stopped, but can result in death if it continues too long. The incidence of hemolysis was less than 0.5% in subjects enrolled in our prior clinical trials, and one patient died in the China trial as a result of hemolysis.
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
Similarly, data from our prior clinical trials suggest that ELAD should not be used in subjects with severe coagulopathy (problems with blood clotting, defined as an INR of greater than 2.5). The use of extracorporeal systems such as ELAD may cause harm in patients with preexisting severe coagulopathy because the circulation of blood outside the body can cause a depletion in circulating factors associated with the blood clotting cascade, and reductions in the number of circulating platelets in the blood which are required for the blood to clot properly. As a result, subjects on extracorporeal systems such as ELAD are at an increased risk to develop bleeding issues.

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
In light of disclosures of our VTI-208 data by us and others, it is possible that subjects will be less willing to participate in future trials of the ELAD System. Additionally, we may experience difficulties enrolling new subjects based on the new exclusion and inclusion criteria for VTL-308. Even when we identify an appropriate subject population for a clinical trial, there can be no assurance that the subjects will elect to enroll in the study or complete the study. These difficulties could impact our anticipated budget and timeline for VTL-308.
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
Our future clinical trials may require amendment or be delayed, not approved, unsuccessful or terminated as a result of many factors, including:

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

•
delays or failure by us in manufacturing sufficient quantities of the ELAD cartridges pursuant to required quality standards for use in our clinical trials and by third-party manufacturers in supplying necessary and suitable components for the ELAD System;

•	delays or failure in transporting the ELAD System and cartridges to clinical trial sites with sufficient rapidity to enable treatment to begin early enough to have an opportunity for clinical benefit;

•	delays or failure in completing data analysis and achieving primary and secondary endpoints;

•	delays in subject enrollment or site initiation, including in light of, among other things, our negative results from VTI-208;

•
regulators or clinical site ethics committees or IRBs may not approve, delay, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

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

Risks Related to Regulatory Matters
The FDA regulatory approval process is complex, time-consuming and unpredictable. In addition, our negative VTI-208 data may adversely affect the attitude of regulatory authorities toward the development of the ELAD System.
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

•	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval; and

•	the negative results from VTI-208 could result in more stringent requirements being imposed by the regulatory bodies and advisory groups.

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
One of the components of the ELAD System bedside unit is manufactured by Terumo Cardiovascular System, or Terumo. In March 2011, Terumo entered into a consent decree with the FDA which limited its ability to ship products from certain of its manufacturing facilities including the one that manufactures the component we use. We received notice from Terumo in March 2015 that although Terumo remains under its consent decree, all injunctive restrictions were lifted for the component used in the ELAD System. However, should Terumo not be able to fulfill the requirements of the consent decree, we will have to source these components from an alternative supplier. There is no guarantee that Terumo will be able to fulfill the requirements of the consent decree, or that an alternative supplier can be found or will agree to acceptable terms.
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
We may be unable to demonstrate that devices cleared for different uses may be safe and effective for use in the ELAD System.
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
It is very difficult to estimate the future commercial potential of the ELAD System due to factors such as changing standards of care, third-party payor reimbursement standards, ability of patients to meet co-payment amounts (if any), patient and physician preferences, the availability of competitive alternatives that may emerge, and indications for use (that may be based on, among other things, certain MELD scores, age ranges, or other factors). Further, the anticipated design of our VTL-308 clinical trial incorporates new limits on age, MELD score, creatinine, bilirubin and INR, thereby narrowing any potential future indication for use. If the ELAD System is approved for commercialization, these limitations may restrict the potential market size and opportunity for the ELAD System. For example, we have limited enrollment in VTL-308 to patients within restrictions on subjects’ age, MELD score and the three components of the MELD score. If we extrapolate the number of subjects in VTI-208 with those characteristics to the overall estimated AILD population, then the AILD population, of which sAAH is a subset, treatable by ELAD would be limited further, unless we are able to develop strategies to get patients into treatment before their MELD scores and some of the components of MELD rise above certain thresholds. In general, we are still analyzing and do not yet fully understand the proportion of sAAH patients that have the characteristics targeted in VTL-308. If the potential eligible patient population is lower than anticipated, our business, financial condition and results of operations could be significantly and negatively impacted.
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
We could lose our key employees. If we are unable to retain our management, scientific staff and scientific advisors, our business will be seriously jeopardized.
Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources following the failure of VTI-208 to reach both its primary and secondary endpoints. We are highly dependent on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory, operational and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which are not widely available.
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
In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation. Furthermore, while we have entered into employment letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. The failure of VTI-208 will likely make it more challenging to retain qualified personnel, and difficult to recruit personnel in the future, if necessary. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede our ability to identify and execute on our strategy.

Competitive products could be developed which make the ELAD System obsolete.
The biotherapeutic and medical device industries are highly competitive, and we face potential competition from pharmaceutical, specialty pharmaceutical, medical device and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat liver failure, many companies, universities and research organizations are actively engaged in the discovery, research and development of potential therapies in this field. Several of these entities are engaged in research on cell-based approaches to liver failure. Although we are not aware of any ongoing human clinical trials involving potentially competitive product candidates, such trials could be taking place or could begin in the near future. While we are not aware of any company that is in human clinical trials with a human cell-based product for the treatment of liver failure, at least four companies have prior research work on various human hepatocyte cell lines including Exten Industries, Hepalife Technologies, Fresenius, and Hybrid Organ GmbH. In addition, the University College London, and the University of Amsterdam and its spinout Hep-Art Medical Devices are actively pursuing animal research in this area. Several companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes. Recently, a group from the Mayo Clinic reported that they were filing for regulatory allowance with the FDA to conduct early stage clinical studies with a pig-cell based system designed for the treatment of liver failure. The exact status of the filing is unknown. Two commercially available liver dialysis systems, from Gambro and Fresenius, have undergone extensive clinical development, although both have failed to show an improvement in long-term survival among patients with liver failure. Both rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. In addition, there are several drugs available to treat symptoms associated with liver failure, including steroids, pentoxifylline and N-acetylcysteine. These three drugs, alone or in combination, are used frequently in patients with liver failure resulting from acute hepatocellular insult. While we are not aware of any of these other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure, it is possible that these trials are occurring without our knowledge, and that such a product may get to market much faster than we expect, and which could make the ELAD System obsolete.
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
Healthcare providers, physicians and others play a primary role in the recommendation and prescribing of any product candidates for which we may obtain marketing approval. In the U.S., our current business operations and future arrangements with investigators, healthcare professionals, institutional providers, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products that obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations, include, but are not limited to, the following:

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

•
analogous state laws and regulations, including but not limited to: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

•
European Union, or EU, data protection regulations, which may require member states of the EU to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the U.S.

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
In the U.S. and in other countries, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly and adversely affect the business of developing and marketing new therapies by reducing the costs paid for medical products and services. For instance, the U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the passing of the ACA. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from third-party payors. For instance, under the ACA, there is a 2.3% U.S. federal excise tax on the sale of certain medical devices. While we do not believe the tax will be applicable to us, the U.S. may seek to enforce the tax on us. In addition, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell the ELAD System profitably, if it is ultimately approved. The continuing efforts of the U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect the prices we are able to charge for the ELAD System, if approved, and our ability to generate revenues and achieve and maintain profitability.
Risks Related to Doing Business Internationally
We plan to do business internationally, which may prove to be difficult and fraught with economic, regulatory and political issues.
We may commercialize the ELAD System in countries where the business, economic and political climates are very different from those of the U.S. We may not be aware of some of these issues, and it may be difficult for a U.S. company to overcome these issues and ultimately become profitable. For instance, we completed our Chinese pivotal clinical trial in 2007 and submitted our data to the China FDA, or CFDA, showing a statistically significant improvement in transplant-free survival among the ELAD System-treated subjects compared with control subjects. However, in the past eight years this application has been neither approved nor rejected and the timing and nature of any potential decision is highly uncertain. Moreover, currency controls are in effect in many foreign countries and could become much tighter in the future, which will hinder our ability to repatriate any profits or capital. These foreign countries may also favor businesses that are owned by nationals of those countries as opposed to foreign-owned businesses operating locally. As a small company, we may not have the resources to engage in the negotiation and time-consuming work needed to overcome some of these potential issues.
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
Enrollment in our VTL-308 clinical trial could take longer than we expect resulting in the need for additional funds.
While we expect the VTL-308 clinical trial to enroll subjects at a rate similar to VTI-208, it is possible that the changes in enrollment criteria will result in slow enrollment and that we will need to raise more capital than anticipated to complete the trial or that we will exhaust our funds and the company will fail.
Our future capital needs are uncertain and we will need to raise additional funds in the future.
We will need to raise substantial additional capital to:

•	complete clinical trials and related regulatory applications;

•	fund our operations;

•	commence and expand the commercialization of our products; and

•	further our research and development.

Our future funding requirements will depend on many factors, including:

•	Successful and timely enrollment rates in our proposed clinical trial;

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost and timing of our clinical development activities, in particular the rate of initiation of our clinical sites and the rate of enrollment of our clinical trials;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, litigation or any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
We may not be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, which we have no prior experience in, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs.
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

Raising additional funds through debt or equity financing is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from development activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If we do not maintain a proper and effective system of internal control over financial reporting, or if these internal controls are determined not to be designed or operating effectively, it may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the 2015 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
We have and will continue to evaluate and test our system of internal control over financial reporting. If, during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective, which could result in a loss of investor confidence in the accuracy and completeness of our financial reports. This could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the Securities and Exchange Commission, or SEC.
We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” pursuant to the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied that our internal controls over financial reporting are designed and operating effectively to prevent or detect a material misstatement to the financial statements.
If we do not remediate any material weaknesses in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.
In prior years, we had not maintained an effective control environment to ensure that the design and execution of our controls has consistently resulted in effective review of our financial statements and supervision by appropriate individuals. As a result of these factors, certain misstatements in our annual financial statements for periods prior to becoming a public company were identified and brought to the attention of management by our independent registered public accounting firm for correction. We and our independent registered public accounting firm concluded that these control deficiencies constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, indicates that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Efforts to remediate the control deficiencies that led to our existing material weakness have been completed. However, the measures we have taken to date, or any measures we may take in the future, may not be sufficient to avoid potential future material weaknesses. In addition, an independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional significant deficiencies or material weaknesses may have been identified. If we are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, or identify any additional significant deficiencies or material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.
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
The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors.
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $2.81 to $35.20, through March 6, 2016. Our announcement that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on current and past clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.

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
In May 2015, we filed a shelf registration statement that permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million from the sale of 6,272,727 shares of our common stock, leaving $165.5 million available under the shelf registration statement, which includes the common stock that may be offered, issued and sold under the “at-the-market” sales agreement.
In addition, on June 6, 2014 and June 2, 2015, we filed registration statements on Form S-8 registering a total of 4,452,521 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144. As of December 31, 2015, options to purchase 2,723,091 shares of our common stock were exercisable.
Certain of our existing stockholders are also entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the U.S. Any additional sales of securities by these stockholders, or the expectation that such sales may occur, could have a material adverse effect on the trading price of our common stock and make it more difficult for you to sell shares of our common stock.

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
Our officers, directors and principal stockholders and their affiliates collectively control approximately 25.5% of our outstanding common stock, and in particular, one stockholder and his affiliates control approximately 23.4% of our outstanding common stock as of December 31, 2015. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
We have broad discretion in the use of proceeds from our public offerings for working capital and general corporate purposes.
The net proceeds of our public offerings are being allocated to fund the continuing clinical development of the ELAD System and the remainder for working capital and other general corporate purposes. Our management has broad discretion over the use and investment of the net proceeds of our public offerings within those categories, and accordingly investors will need to rely upon the judgment of our management with respect to the use of proceeds.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We lease approximately 40,000 square feet in San Diego in three different facilities under leases with expiration dates ranging from December 2016 through July 2017. We lease our corporate headquarters in a 19,000 square foot facility, we lease a 18,000 square foot facility for our manufacturing operations and we lease 3,000 square feet of space used for research and development. We believe that these facilities are adequate to meet our existing needs and that additional or substitute facilities will be available on commercially reasonable terms, if required. However, we would incur additional expenses in connection with any such new facilities.
Item 3. Legal Proceedings.

Securities Litigation
On December 2, 2015, a securities class action complaint was filed in the U.S. District Court for the Southern District of California, captioned Patrick A. Griggs v. Vital Therapies, Inc., et al., No. 3:15-cv-02700-JLS-NLS. On December 30, 2015, a substantially similar complaint was filed in the same court, captioned Alicia Beach Halverstadt v. Vital Therapies, Inc., et al., No. 3:15-cv-02951-JLS-NLS. The complaints name as defendants the Company, Terry Winters, and Michael V. Swanson for allegedly misrepresenting material facts and/or misleading investors about the interconnection between the Company’s three clinical trials, the independent significance of each clinical trial, and the potential effects of the failure of one of the clinical trials on the others. The complaints assert a putative class period from April 17, 2014 through August 21, 2015. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief. On February 1, 2016, putative shareholders Kaktrale Austin, Sumesh Kumar, and Nelson Than moved for appointment as lead plaintiff and approval of choice of counsel. Kaktrale Austin and Sumesh Kumar also moved to consolidate the complaints into a single action. A hearing on the motions is set for March 24, 2016. We intend to defend all of the securities lawsuits vigorously.

Other Matters
Our industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as product liability. As a result, in the future, we may be involved in various legal proceedings from time to time. Other than the securities litigation described above, we believe that there are no other currently pending matters that, if determined adversely to us, would have a material effect on our business, financial condition or results of operations.
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

	Price Range
	High	Low
Year Ended December 31, 2014
Second Quarter (commencing April 17, 2014)	$35.20	$10.66
Third Quarter	$28.36	$16.80
Fourth Quarter	$26.90	$13.40

	Price Range
	High	Low
Year Ended December 31, 2015
First Quarter	$28.93	$18.81
Second Quarter	$29.67	$19.01
Third Quarter	$28.00	$2.81
Fourth Quarter	$11.80	$3.76
Holders
As of February 29, 2016, there were approximately 76 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Performance Graph
The following graph shows a comparison from April 17, 2014 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2015 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index and the NASDAQ Composite Index. The graph assumes an initial investment of $100 on April 17, 2014. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.
Use of Proceeds
Our initial public offering was effected through a registration statement on Form S-1 (File No. 333-191711), which was declared effective by the Securities and Exchange Commission, or SEC, on April 16, 2014. Prior to topline results from our VTI-208 clinical trial in August 2015, there were no material changes in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, or the Securities Act, and other periodic reports previously filed with the SEC. However, based on the failure of our VTI-208 clinical trial to reach either its primary or secondary endpoints and the discontinuation of our VTI-210 and VTI-212 clinical trials, we currently expect the remaining proceeds from our initial public offering to be used for the VTL-308 clinical trial of our ELAD System, for working capital and for other corporate purposes. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following table summarizes our selected consolidated financial data for the periods and as of the dates indicated. We have derived the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 2012 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements not included in this Annual Report on Form 10-K. This data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our audited consolidated financial statements and their related notes, which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012
Consolidated Statement of Operations Data:	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$39,773	$39,479	$21,787	$5,097
General and administrative	12,347	10,863	9,615	4,483
Total operating expenses	52,120	50,342	31,402	9,580
Loss from operations	(52,120)	(50,342)	(31,402)	(9,580)
Revaluation of future purchase rights liabilities	—	2,600	(1,306)	3,101
Other income (expense), net	97	75	(10)	(222)
Net loss	(52,023)	(47,667)	(32,718)	(6,701)
Amortization of deemed dividend	—	(4,744)	(64)	—
Accretion to redemption value of redeemable convertible preferred stock	—	(4,410)	(6,303)	(942)
Net loss attributable to common stockholders	$(52,023)	$(56,821)	$(39,085)	$(7,643)
Net loss per share attributable to common stockholders, basic and diluted	$(2.07)	$(3.54)	$(74.86)	$(17.89)
Weighted –average common shares outstanding, basic and diluted (1)	25,152,948	16,054,452	522,102	427,117
__________

(1)
Please refer to Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements, for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2015	2014	2013	2012
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$83,416	$102,238	$38,186	$18,473
Working capital	78,433	94,538	36,409	17,403
Total assets	89,081	108,082	46,585	20,332
Preferred stock	—	—	83,475	26,176
Additional paid-in-capital	285,098	248,305	58,413	62,728
Accumulated deficit	(202,856)	(150,833)	(103,166)	(70,448)
Total stockholders’ equity (deficit)	82,325	97,563	(44,657)	(7,632)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included elsewhere in this Annual Report. As used in this report, unless the context suggests otherwise, "we," "us," our" or "the Company" refer to Vital Therapies, Inc. and its subsidiaries.
Overview
We are a biotherapeutic company focused on developing a human hepatic cell-based treatment targeting acute forms of liver failure. Our product candidate, the ELAD® System, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to potentially regenerate to a healthy state, or to stabilize the patient until transplant. The ELAD System is the only liver support system containing immortal human liver-derived cells, or VTL C3A cells, to enter phase 3 clinical trials. We designed the ELAD System to supplement key aspects of normal liver function to improve patient survival. We estimate that at least 40,000 patients annually in the United States, or U.S., experience the acute forms of liver failure that may be addressed by the ELAD System, such as severe acute alcoholic hepatitis, or sAAH, surgery-induced liver failure, or SILF, and fulminant hepatic failure, or FHF, for a portion of which the ELAD System may be a life-saving therapy. Except for liver transplant, which is severely limited by the availability of organs and not available to many patients, the current standard of care for these acute forms of liver failure is primarily focused on the management of complications, which does not restore lost liver function and is associated with a high rate of mortality. The ELAD System has received orphan designation in the U.S. and Europe for the treatment of patients with acute liver failure. This designation provides tax credits for qualified clinical testing, seven years of market exclusivity in the U.S. and ten years of market exclusivity in Europe for the first orphan drug approved for a given indication. However, orphan designation does not alter the standard regulatory requirements or the process for obtaining marketing approval.
In late 2015, we initiated a new phase 3 clinical trial in sAAH, referred to as VTL-308. VTL-308 is a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate the ELAD System in subjects with sAAH. It is based on pre-specified and post-hoc analyses of our VTI-208 phase 3 clinical trial in alcohol-induced liver decompensation, or AILD, of which sAAH is a subset. Although VTI-208 failed to reach either its primary or secondary endpoints, our analyses identified criteria for a group of subjects in which favorable survival trends were observed. The inclusion and exclusion criteria for the VTL-308 trial are based on these findings. We expect to enroll at least 150 subjects in VTL 308 at about 40 sites in the United States and Europe. The first subject is projected to be enrolled in the first half of 2016, and we expect to report top-line data for VTL-308 around mid-2018.
Vital Therapies, Inc. was formed in May 2003 to acquire the assets of VitaGen (formerly Hepatix) in a bankruptcy proceeding. Our predecessor companies developed the ELAD System, completing two pilot trials and two randomized, controlled phase 1 and phase 2 trials predominantly in subjects with FHF, but failed to attract funds sufficient to continue development of the ELAD System. Beginning in June 2003, we refocused the company to pursue regulatory approval and commercialization of the ELAD System in China. In 2007, we completed a pivotal trial in subjects suffering from several forms of liver failure, principally viral hepatitis B, in China, and we submitted an application for marketing in China. Our application is still under review in China. However, based on current understanding of the regulatory environment in China, we do not expect activity or approval by the regulatory authorities in China unless and until we have approval in the U.S.
We restarted our clinical program in the U.S. and Europe in 2008. We ran two phase 2 trials in forms of acute liver failure, and selected AILD and severe acute alcoholic hepatitis, or sAAH as indications for our phase 3 clinical trials in the U.S. and Europe. We also made significant improvements in the ELAD System reusable delivery device and our proprietary production process, including (i) the incorporation of an updated version of the extracorporeal pumping unit with improved features, functionalities and reliability; (ii) new and improved cartridges for ultrafiltration, cell filters and the ELAD C3A cell cartridges; (iii) tubing sets optimized to recirculate smaller volumes of ultrafiltrate and blood through the system to reduce the risk of clotting and other potential adverse side effects; and (iv) improvements to our cell culture and growth processes to reduce cost and increase manufacturing efficiency and yield.
In early 2013, we began enrollment in our phase 3 clinical trial, VTI-208, in subjects with AILD and, in January 2015, completed enrollment of 203 subjects, the majority of whom were diagnosed with sAAH. During 2014, we initiated enrollment in a second phase 3 trial, VTI-210, for subjects with sAAH and a phase 2 clinical trial, VTI-212, for subjects with FHF or SILF. The VTI-210 trial was suggested by the European regulatory authority and was intended to include subjects who had failed conventional therapy and were therefore a sicker population than the VTI-208 subjects.

The VTI-208 study included 203 AILD subjects in the intention-to-treat, or ITT, population, with 96 and 107 subjects randomized to ELAD treatment and control (standard of care only) groups, respectively. In August 2015, we learned that the Kaplan-Meier analysis of the overall survival in the ITT population was not statistically different between groups. Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we discontinued the VTI-210 and VTI-212 clinical trials, postponed most activities associated with the preparation for filing a biologics license application, or BLA, and reduced our workforce.
We incurred net losses since inception of $202.9 million through December 31, 2015. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or accuracy of future expenses, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.
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

•
facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent, information systems and maintenance of facilities and equipment, and depreciation of fixed assets; and

•	other costs associated with research and regulatory activities.
We do not track our employee and facility-related research and development costs by clinical trial, as we typically use our employee and infrastructure resources across multiple clinical trials and we believe the allocation of such costs would be arbitrary and would not provide a meaningful assessment.
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
A change in the outcome of any of these variables could result in a significant change in the costs and timing associated with the development of the ELAD System. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond what we currently anticipate will be required for the completion of clinical development of the ELAD System or if we experience significant delays in enrollment, we could be required to expend significant additional financial resources and time on the completion of the clinical development of the ELAD System. If we have a successful outcome from the VTL-308 clinical trial, we would expect to incur a significant increase in our operating costs related to the preparation of a biologics license application, or BLA, and the possible commercialization of the ELAD System.
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

Other Income (Expense)
Interest Income
Our cash and cash equivalents are or have been invested primarily in money market funds and U.S. treasury bills, which generate a small amount of interest income, but in our opinion provide liquidity and protection from loss of principal. We expect to continue to make similar investments with any additional financing proceeds while the funds await use in operations.
Revaluation of Future Purchase Rights Liabilities
Future rights to purchase shares of our senior preferred stock granted in connection with our senior preferred stock financing were accounted for as liabilities and their value was re-measured at the end of each financial reporting period. The value of these future purchase rights liabilities fluctuated in conjunction with increases or decreases in the fair value of our common stock and the number of preferred and common shares and future purchase rights outstanding relative to our enterprise value at each reporting date. We recognized a gain or loss based on fluctuations in the fair value of these future purchase rights liabilities. In conjunction with our initial public offering, or IPO, in April 2014, the remaining purchase rights liabilities at that date were terminated and the balance of the future purchase rights liabilities was recognized as income.
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
Our significant accounting policies are described in more detail in Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements. However, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.
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
As a result of the completion of our VTI-208 clinical trial and the discontinuation of our VTI-210 clinical trial during the third quarter of 2015, we gained access to subject-specific information in estimating the accruals for those clinical trials. This enabled us to further analyze our clinical trial accrual against the actual services performed and to adjust our clinical trial accrual based on such information. As a result of this analysis, we reduced our clinical trial accrual and reduced research and development expense for the year ended December 31, 2015 by $750,000.
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

In 2015, our board of directors granted performance-based stock options to certain employees and consultants under the 2014 Plan. For performance-based stock options, we record stock-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to determine whether the milestone is probable of achievement and record stock-based compensation expense over the requisite service period for performance-based stock options meeting the criteria.
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
Results of Operations
Comparison of Fiscal Years Ended December 31, 2015 and 2014
The following table summarizes our operating expenses for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,		Change
	2015	2014	$	%
Operating expenses:
Research and development	$39,773	$39,479	$294	1%
General and administrative	12,347	10,863	1,484	14%
Total operating expenses	$52,120	$50,342	$1,778	4%
Research and development expense increased by $0.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The higher research and development expenses were primarily attributable to increases of $3.1 million in third-party consulting and other service fees, $1.8 million in salaries, stock-based compensation and other compensation-related costs and $1.3 million in facilities costs and additional overhead allocations and costs, substantially offset by a reduction of $5.9 million in clinical trial and related costs.
The increased third-party consulting and service fees are principally attributable to fees for clinical trial monitoring, for data management services, for analytical services in preparation for the evaluation of our VTI-208 clinical results and for activities to support a potential BLA filing. Higher salary and other compensation-related costs are principally due to increases in average headcount (i) in research to support mechanism of action and BLA activities, (ii) in manufacturing to support BLA activities, and (iii) for clinical trials as we moved certain third-party CRO activities in house and to support data management. These compensation related costs also included $486,000 for severance primarily related to a reduction in workforce following the termination of our VTI-210 and VTI-212 clinical trials and most of our BLA activities, and an increase of $381,000 for non-cash stock-based compensation costs, including costs for the extension of the post-termination option exercise period in conjunction with the workforce reduction.

The decrease in clinical trial and related costs reflects the completion of enrollment in the VTI-208 clinical trial in January 2015, the termination of the VTI-210 and VTI-212 clinical trials in September 2015 and the transfer of certain CRO activities to company personnel in the year ended December 31, 2015 as compared to the year ended December 31, 2014. This decrease in clinical costs was also due to the change in our estimated clinical accrual, reducing our clinical costs by $750,000 in the year ended December 31, 2015. Costs of manufacturing materials and supplies also decreased by $448,000 due to the completion of enrollment in the VTI-208 clinical trial and the termination of the VTI-210 and VTI-212 clinical trials.
The $1.5 million increase in general and administrative expense during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily attributable to a $1.8 million increase in salaries and wages and other compensation-related expenses principally due to higher stock-based compensation costs and increased average headcount to support our operations. These compensation-related costs included an increase of $1.1 million for non-cash stock-based compensation costs, including costs for the extension of the post-termination option exercise period and an increase of $115,000 for severance costs related to the reduction in workforce for the year ended December 31, 2015. In addition, our insurance and consulting costs increased by $213,000 and $136,000, respectively, in the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily reflecting higher costs associated with being a public company following our IPO in April 2014. These increases were partially offset by a $595,000 decrease in costs primarily due to a higher allocation of overhead to research and development.
We expect our research and development costs to decline in 2016 relative to 2015 due to the anticipated timing of patient enrollment in the VTL-308 clinical trial during 2016, the reduction in workforce in late 2015 and a reduction in BLA-related activities. We expect general and administrative costs to increase in 2016 relative to 2015 primarily due to legal costs that we expect to incur related to the lawsuits which are more fully described in Note 4, "Commitments and Contingencies," in the notes to the consolidated financial statements.
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

Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $202.9 million through December 31, 2015. We expect that we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file. Upon the effective date, the shelf registration statement permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million from the sale of 6,272,727 shares of our common stock, leaving $165.5 million available under the shelf registration statement, $75.0 million of which may be offered, issued and sold under the at-the-market sales agreement.
As of December 31, 2015, we had cash and cash equivalents of approximately $83.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of December 31, 2015, such funds were held in cash and money market funds.
Cash Flows
The following table shows a summary of our cash flows for each of the years ended December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Cash (used in) provided by:
Operating activities	$(49,952)	$(40,825)	$(28,648)
Investing activities	(1,281)	(2,040)	11,909
Financing activities	32,421	106,918	50,445
Net cash used in operating activities
During the year ended December 31, 2015, operating activities used $50.0 million of cash. The use of cash primarily related to our net loss of $52.0 million adjusted for non-cash charges of $4.0 million related to stock-based compensation and $1.3 million related to depreciation and amortization and also related to a $3.3 million net change in our operating assets and liabilities. Changes in our operating assets and liabilities during the year ended December 31, 2015 consisted primarily of a decrease of $3.6 million in accrued expenses, an increase of $281,000 in accounts payable and a decrease of $143,000 in other assets and prepaid expenses. The decrease in accrued expenses was primarily attributable to a decrease of $3.4 million in the clinical trial accrual due to the completion of the VTI-208 clinical trial.
During the year ended December 31, 2014, operating activities used $40.8 million of cash. The use of cash was primarily related to our net loss of $47.7 million adjusted for non-cash income of $2.6 million related to the re-measurement of future purchase rights liabilities, non-cash charges of $1.1 million and $2.5 million for depreciation and stock-based compensation, respectively, and $5.9 million of net changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2014 consisted primarily of an increase of $5.4 million in accounts payable and accrued liabilities, reflecting an increase in clinical activities, related research and development expenditures and the timing of payments made by us to vendors since the beginning of the year. The decrease of $279,000 in other current assets and prepaid expenses was attributable to a reduction in prepaid clinical costs of $737,000 related to the utilization of prepayments to our CROs, offset by an increase of $329,000 in prepaid expenses primarily attributable to payments on corporate insurance policies.

During the year ended December 31, 2013, operating activities used $28.6 million of cash. The use of cash primarily related to our net loss of $32.7 million, partially offset by $3.1 million of non-cash charges related to the re-measurement of future purchase rights, depreciation, deferred rent, and stock-based compensation and $1.0 million of net changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2013 consisted primarily of an increase of $2.2 million in accounts payable and accrued liabilities, reflecting an increase in clinical activities and the timing of payments made by us to vendors, partially offset by an increase in prepaid clinical costs of $841,000, an increase in lease deposits of $198,000, and an increase of $102,000 related to other assets.
Net cash provided by (used in) investing activities
During the year ended December 31, 2015, investing activities used $1.3 million of cash, including $2.3 million for facilities improvements and purchases of equipment for manufacturing, research and development, partially offset by $1.1 million from a decrease in restricted cash requirements relating to our completed and terminated clinical trials.
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
Net cash provided by financing activities
During the year ended December 31, 2015, financing activities provided $32.4 million of cash, which included net proceeds of $32.2 million after underwriters' discounts and commissions and offering costs, from a follow-on offering completed in October 2015. Additionally, cash provided by financing activities included $515,000 received from the exercise of stock options, partially offset by the payment of $283,000 for deferred financing costs.
During the year ended December 31, 2014, financing activities provided $106.9 million of cash, which included net proceeds after underwriters’ discounts and commissions and offering costs of $55.0 million from our IPO, $32.9 million from our follow-on offering and $18.2 million from the sale of senior redeemable convertible preferred stock. In addition to these equity offerings, we received proceeds of $852,000 related to the exercise of options during 2014.
During the year ended December 31, 2013, financing activities provided $50.4 million of cash, which included $53.2 million related to the sale of additional senior preferred stock, net of offering costs. These proceeds were partially offset by deferred financing costs of $3.1 million related to our IPO, which was not completed until April 2014.
As a result of the expense reductions made in 2015 and the structure and timing of the VTL-308 clinical trial, and assuming limited BLA-related activities and we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $83.4 million as of December 31, 2015 will be sufficient to fund our operations into the first quarter of 2018. We anticipate needing to raise additional funds prior to releasing topline data for the VTL-308 clinical trial. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in clinical trials, the timing of any possible filing of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs. To the extent we require additional funds in the future, we may raise funds pursuant to our shelf registration statement, or we may seek to obtain additional funding through a combination of other equity or debt financings, government or other third-party financing, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements.

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations and licensing arrangements. We do not expect to achieve revenue from product sales prior to the use of the net proceeds from our public offerings to date. We do not have any committed external source of funds. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and may be on terms that are not favorable to us or our stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. If we raise additional funds through collaborations and licensing arrangements with third parties, which we have no prior experience in, we may have to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs or clinical trials. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Any of these factors could harm our operating results.
Off-Balance Sheet Arrangements
Through December 31, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Some of our most significant clinical trial expenditures are to investigative sites and to CROs. These agreements are cancellable by either party at any time upon written notice and do not have any cancellation penalties, but do obligate us to reimburse the providers for any time or costs incurred through the date of termination. These items are not included in the table below. We lease office and manufacturing space in San Diego, California. The following table summarizes our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$1,380	$889	$491	$—	$—
Purchase obligations	621	621	—	—	—
Total contractual obligations	$2,001	$1,510	$491	$—	$—

As of December 31, 2015, our purchase obligations include existing purchase commitments for future minimum payments of $282,000 with a vendor for raw materials that will be used in manufacturing on an as needed basis. During the years ended December 31, 2015, 2014 and 2013, we purchased $1.2 million, $1.2 million and $724,000, respectively, of materials from this vendor. Our purchase obligations also include a purchase order with a vendor for a component of the ELAD device that will be manufactured and delivered on an agreed upon schedule during 2016 for a future payment of $225,000. During the years ended December 31, 2015, 2014 and 2013, we purchased $97,000, $105,000 and $131,000 of components from this vendor. Additionally, our purchase obligations include a purchase order with a vendor that will be installing an upgrade to our manufacturing facility with an agreed upon payment during 2016 of $114,000. We have not made any purchases from this vendor during the years ended December 31, 2015, 2014 and 2013.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases," or ASU 2016-02. ASU 2016-02 will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption of ASU 2016-02 as of its issuance is permitted for all entities. We are currently evaluating the impact that adopting ASU 2016-02 will have on our consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $83.4 million at December 31, 2015, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
Foreign Currency Exchange Risk
We have been and are continuing to enter into international agreements, primarily for clinical studies. Accordingly, we have an increasing exposure to foreign currency exchange rates. To date, we have not entered into, and do not have any current plans to enter into, any foreign currency hedging transactions or derivative financial transactions. We expect our transactions outside of the U.S. in the near-term will primarily entail payments for clinical trials, and for vendors and consultants supporting those trials within Europe, which may increase our exposure to foreign currency risk in future periods. We do not expect to maintain any significant amount of assets outside of the U.S.
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

Our balance sheet as of December 31, 2015 includes cash and cash equivalent balances of $162,000 denominated in Renminbi at our Chinese subsidiary, VTI China. The majority of VTI China’s operational activities are denominated and transacted in Renminbi with the exception of intercompany investments and loans that are transacted in U.S. dollars. Exchange rate losses recognized for all periods presented were insignificant. We plan to contract directly or through wholly-owned foreign subsidiaries with clinical investor sites, CROs and consultants outside the U.S. based primarily on tax and liability considerations. Accordingly, we may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2015, substantially all of our total liabilities were denominated in the functional currency.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (b) our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2015, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, and taking into account the remedial actions described below, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Remediation of Prior Material Weaknesses in Internal Control Over Financial Reporting
Our management previously reported that in connection with past audits of our financial statements, our independent registered public accounting firm identified and reported adjustments to management. Certain of the identified adjustments in the prior periods were deemed to be the result of internal control deficiencies that constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
We did not maintain an effective control environment in that the design and execution of our internal control over financial reporting was limited due to the lack of a proper segregation of duties resulting from inadequate staffing levels, the ineffective review of financial transactions, and the inadequate maintenance of our books and records. The lack of adequate staffing levels resulted in insufficient time spent on review and approval of certain information used to prepare our financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. Examples include issues regarding financial statement classification, the valuation of financing transactions, and the maintenance of documentation in support of such transactions. These control deficiencies, although varying in severity, contributed to the material weaknesses in the control environment noted by our independent registered public accounting firm.
Management has taken the steps it believes were needed to address the causes of our audit adjustments and to improve our internal control over financial reporting, including the implementation of new accounting processes and control procedures and the identification of gaps in our skills and expertise of the staff required to meet the financial reporting requirements of a public company. We have hired accounting personnel who are degreed and experienced accountants, which has enabled us to expedite our month-end close process, thereby facilitating the timely preparation of financial reports. The additional qualified personnel have provided increased resources for the review and approval of transactions and the information used to prepare our financial statements, for the preparation and maintenance of documentation, and for designing and maintaining an effective control environment.
In the first quarter of 2015, we completed the process of compiling and modifying our system of internal controls, preparing or revising documentation, and evaluating the design of our system of internal control with respect to our operations, reporting, and compliance as determined necessary to comply with Section 404 of the Sarbanes-Oxley Act and consistent with the structure for designing and evaluating the effectiveness of internal controls guidance provided in The Committee of Sponsoring Organizations of the Treadway Commission’s updated framework, Internal Control - Integrated Framework (2013). In addition to adding qualified personnel as discussed above, the principal actions resulting from the evaluation have been to formally document and improve our internal control. This includes the documentation of procedures and reviews that were performed but not documented or performed on a timely basis. We tested the implementation and operation of, and compliance with, our system of internal control during the second, third and fourth quarters of 2015. As a result of these remediation activities and the controls in place, we have concluded that the previously disclosed material weaknesses have been remediated as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Promotion of Duane Nash to President
On March 1, 2016, Duane Nash was promoted to President of Vital Therapies, Inc.
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
Dr. Nash is not a party to any transaction, or series of transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K.
The employment letter agreement, dated October 30, 2013, with Dr. Nash, which sets forth the terms and conditions of his employment with us, was not amended and is still valid and in full force and effect with regards to his position as President. The employment letter agreement has no specific term and provides for at-will employment. This agreement superseded all existing agreements he may have had with us concerning his employment relationship. Dr. Nash’s current annual base salary is $370,000 and he is eligible for an annual bonus equal to 35% of his annual base salary.
Outside Director Compensation Policy Change
On December 18, 2015, the compensation committee of our board of directors approved an amended Outside Director Compensation Policy for our non-employee directors. Under this amended Outside Director Compensation Policy, all cash related compensation remains the same. However, the equity compensation was modified as follows:

•	The Black-Scholes value of the Initial Award (as defined in our amended Outside Director Compensation Policy) has been increased from approximately $220,000 to approximately $250,000; and

•
The Black-Scholes value of the Annual Award (as defined in our amended Outside Director Compensation Policy) has been increased from approximately $110,000 to approximately $125,000, commencing with our 2016 annual meeting of stockholders.

The foregoing summary of the amended Outside Director Compensation Policy does not purport to be complete and is qualified in its entirety by the full text of the amended Outside Director Compensation Policy, a copy of which is filed as Exhibit 10.19 to this Annual Report, and is incorporated herein in its entirety by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Page
1. Financial Statements. We have filed the following documents as part of this Annual Report:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F- 2
Consolidated Balance Sheets	F- 3
Consolidated Statements of Operations	F- 4
Consolidated Statements of Comprehensive Loss	F- 5
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	F- 6
Consolidated Statements of Cash Flows	F- 7
Notes to Consolidated Financial Statements	F- 8

2. Financial Statement Schedules. None.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-191711	3.2	November 6, 2013
3.2	Second Amended and Restated Bylaws of the Registrant.	S-1/A	333-191711	3.4	November 6, 2013
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-191711	4.1	November 6, 2013
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated August 28, 2013.	S-1	333-191711	4.2	October 11, 2013
4.3	Investors’ Rights Agreement, dated February 23, 2012.	S-1	333-191711	4.3	October 11, 2013
4.4	Amended and Restated Investors’ Rights Agreement, dated June 7, 2011.	S-1	333-191711	4.4	October 11, 2013
10.1+	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-191711	10.1	November 6, 2013
10.2+	Employment Letter Agreement between the Registrant and Duane Nash, dated October 30, 2013.	S-1/A	333-191711	10.2	November 6, 2013
10.3+	Employment Letter Agreement between the Registrant and Robert A. Ashley, dated October 30, 2013.	S-1/A	333-191711	10.3	November 6, 2013
10.4+	Employment Letter Agreement between the Registrant and Terence E. Winters, dated October 31, 2013.	S-1/A	333-191711	10.4	November 6, 2013
10.5+	Employment Letter Agreement between the Registrant and Michael V. Swanson, dated August 30, 2013.	S-1/A	333-191711	10.5	November 6, 2013
10.6+	Employment Letter Agreement between the Registrant and Andrew Henry, dated October 30, 2013.	S-1/A	333-191711	10.6	April 3, 2014
10.7+	Employment Letter Agreement between the Registrant and Aron P. Stern, dated October 30, 2013.	S-1/A	333-191711	10.7	March 11, 2014
10.8+	Employment Letter Agreement between the Registrant and Andrea Loewen, dated October 30, 2013.	S-1/A	333-191711	10.8	April 3, 2014
10.9+	Employment Letter Agreement between the Registrant and Richard Murawski, dated October 30, 2013.	S-1/A	333-191711	10.9	March 11, 2014
10.10+	Employment Letter Agreement between the Registrant and John Dunn, dated March 5, 2015.	10-K	001-36201	10.10	March 20, 2015
10.11+	2012 Stock Option Plan and form of agreements.	S-1	333-191711	10.6	October 11, 2013
10.12+	2014 Equity Incentive Plan and form of agreements.	S-1/A	333-191711	10.11	March 11, 2014
10.13+	Global Stock Option Agreement under 2014 Equity Incentive Plan.	10-K	001-36201	10.13	March 20, 2015
10.14+	Executive Incentive Compensation Plan.	S-1	333-191711	10.8	October 11, 2013
10.15+	Form Change of Control and Severance Agreement.	S-1	333-191711	10.9	October 11, 2013
10.16+	Non-Employee Director Compensation Policy.	S-1/A	333-191711	10.10	November 15, 2013
10.17	Standard Industrial/Commercial Multi-Tenant Lease and Addendum between DermTech International and R.E. Hazard Contracting Company, dated April 5, 2001, as amended.	S-1	333-191711	10.11	October 11, 2013

10.18	Standard Office Lease between Arden Realty Limited Partnership and the Registrant, dated May 7, 2013.	S-1	333-191711	10.12	October 11, 2013
10.19*+	Outside Director Compensation Policy
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

VITAL THERAPIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vital Therapies, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Vital Therapies, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Diego, California
March 8, 2016

VITAL THERAPIES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$83,416	$102,238
Restricted cash	533	1,592
Other current assets and prepaid expenses	1,139	986
Total current assets	85,088	104,816
Property and equipment, net	3,809	3,068
Other assets	184	198
Total assets	$89,081	$108,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,221	$1,153
Accrued expenses	5,271	8,875
Other current liabilities	163	250
Total current liabilities	6,655	10,278
Other long-term liabilities	101	241
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at December 31, 2015 and 2014; 30,473,083 and 23,982,786 shares issued and outstanding at December 31, 2015 and 2014, respectively	3	2
Additional paid-in capital	285,098	248,305
Accumulated other comprehensive income	80	89
Accumulated deficit	(202,856)	(150,833)
Total stockholders’ equity	82,325	97,563
Total liabilities and stockholders’ equity	$89,081	$108,082
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development	$39,773	$39,479	$21,787
General and administrative	12,347	10,863	9,615
Total operating expenses	52,120	50,342	31,402
Loss from operations	(52,120)	(50,342)	(31,402)
Other income (expense):
Interest income	58	19	5
Other income (expense), net	39	56	(15)
Revaluation of future purchase rights liabilities	—	2,600	(1,306)
Total other income (expense)	97	2,675	(1,316)
Net loss	(52,023)	(47,667)	(32,718)
Amortization of deemed dividend	—	(4,744)	(64)
Accretion to redemption value of redeemable convertible preferred stock	—	(4,410)	(6,303)
Net loss attributable to common stockholders	$(52,023)	$(56,821)	$(39,085)
Net loss per share attributable to common stockholders, basic and diluted	$(2.07)	$(3.54)	$(74.86)
Weighted-average common shares outstanding, basic and diluted	25,152,948	16,054,452	522,102
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(52,023)	$(47,667)	$(32,718)
Other comprehensive (loss) income:
Foreign currency translation	(9)	(7)	8
Total comprehensive loss	$(52,032)	$(47,674)	$(32,710)
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except shares)

	Junior Convertible and Senior Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	7,019,599	$26,176	467,167	$—	$62,728	$88	$(70,448)	$(7,632)
Net loss	—	—	—	—	—	—	(32,718)	(32,718)
Other comprehensive income	—	—	—	—	—	8	—	8
Exercise of stock options, net of repurchase liability	—	—	139,071	—	135	—	—	135
Stock-based compensation	—	—	—	—	948	—	—	948
Private placement senior redeemable convertible preferred stock — from February to December 2013	6,693,808	50,996	—	—	905	—	—	905
Accretion to redemption value of redeemable convertible preferred stock	—	6,303	—	—	(6,303)	—	—	(6,303)
Balance at December 31, 2013	13,713,407	83,475	606,238	—	58,413	96	(103,166)	(44,657)
Net loss	—	—	—	—	—	—	(47,667)	(47,667)
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Exercise of stock options and change in stock option early exercise repurchase liability	—	—	142,041	—	956	—	—	956
Stock-based compensation	—	—	—	—	2,510	—	—	2,510
Private placement senior redeemable convertible preferred stock — from January to March 2014	2,296,016	18,167	—	—	—	—	—	—
Amortization of deemed dividend	—	4,744	—	—	(4,744)	—	—	(4,744)
Accretion to redemption value of redeemable convertible preferred stock	—	4,410	—	—	(4,410)	—	—	(4,410)
Initial public offering, net of issuance costs	—	—	5,175,000	1	51,932	—	—	51,933
Conversion of redeemable convertible preferred stock to common stock	(16,009,423)	(110,796)	16,009,423	1	110,795	—	—	110,796
Adjustment for fractional shares	—	—	84	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	2,050,000	—	32,853	—	—	32,853
Balance at December 31, 2014	—	—	23,982,786	2	248,305	89	(150,833)	97,563
Net loss	—	—	—	—	—	—	(52,023)	(52,023)
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Exercise of stock options and change in stock option early exercise repurchase liability	—	—	217,570	—	615	—	—	615
Stock-based compensation	—	—	—	—	4,029	—	—	4,029
Issuance of common stock, net of issuance costs	—	—	6,272,727	1	32,149	—	—	32,150
Balance at December 31, 2015	—	$—	30,473,083	$3	$285,098	$80	$(202,856)	$82,325
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(52,023)	$(47,667)	$(32,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,328	1,087	799
Stock-based compensation	4,029	2,510	948
Revaluation of future purchase rights liabilities	—	(2,600)	1,306
Other	—	(7)	(1)
Changes in operating assets and liabilities:
Other assets and prepaid expenses	143	279	(1,141)
Accounts payable	281	46	(91)
Accrued expenses	(3,584)	5,396	2,266
Other liabilities	(126)	131	(16)
Net cash used in operating activities	(49,952)	(40,825)	(28,648)
Cash flows from investing activities:
Purchases of short-term investments	—	—	(2,999)
Sales of short-term investments	—	—	17,000
Change in restricted cash	1,059	(631)	(608)
Purchases of property and equipment	(2,340)	(1,409)	(1,484)
Net cash (used in) provided by investing activities	(1,281)	(2,040)	11,909
Cash flows from financing activities:
Deferred financing costs	(283)	—	(3,112)
Proceeds from issuance of common stock, net of issuance costs	32,189	87,899	—
Proceeds from issuance of preferred stock, net of issuance costs	—	18,167	53,195
Proceeds from exercise of stock options	507	852	135
Proceeds from early exercise of stock options	8	—	227
Net cash provided by financing activities	32,421	106,918	50,445
Effect of exchange rate changes on cash and cash equivalents	(10)	(1)	3
Net change in cash and cash equivalents	(18,822)	64,052	33,709
Cash and cash equivalents, beginning of period	102,238	38,186	4,477
Cash and cash equivalents, end of period	$83,416	$102,238	$38,186
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in liabilities	$39	$—	$394
Purchase of property and equipment included in liabilities	$9	$277	$170
Leasehold improvements paid for by landlord	$—	$—	$478
Change in stock option early exercise repurchase liability	$108	$104	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$110,796	$—
Valuation of future purchase rights upon issuance	$—	$—	$1,294
Beneficial conversion underlying the senior preferred stock	$—	$—	$969
Accretion to redemption value of redeemable convertible preferred stock	$—	$4,410	$6,303
Amortization of deemed dividend	$—	$4,744	$64

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Basis of Financial Statements
Description of Business
We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of liver failure. Our product candidate, the ELAD® System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not recognized revenues from our planned principal operations. In August 2015, we reported our VTI-208 phase 3 clinical trial of ELAD in alcohol-induced liver decompensation, or AILD, failed to reach its primary or secondary endpoints, although medically pertinent pre-specified subsets based on age and disease severity did show trends toward efficacy. Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we also discontinued our VTI-210 and VTI-212 clinical trials. We have begun to open sites for our new phase 3 clinical trial of ELAD, known as VTL-308, in severe acute alcoholic hepatitis based on our analysis of the results of the VTI-208 clinical trial. Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties including the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval to commercialize ELAD and failure to secure additional funding to complete the clinical testing, development and commercialization of ELAD.
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

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Historically, our Level 3 liabilities consisted of future purchase rights liabilities. We had no Level 3 assets or liabilities as of December 31, 2015 or 2014. We estimated the fair value of the future purchase rights using a binomial lattice model depending on the underlying attributes of the future purchase rights, as applicable. See “Future Purchase Rights Liabilities” below.
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
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While our current and historical operating losses and negative cash flows are indicators of impairment, we believe that our expected future cash flows to be received support the carrying value of our long-lived assets and, accordingly, have not recognized any impairment losses through December 31, 2015.
Future Purchase Rights Liabilities
In September 2012, we entered into a senior preferred stock purchase agreement pursuant to which we granted the investors the right to purchase additional shares of senior preferred stock. These future purchase rights liabilities were initially recorded at their estimated fair value on the date of issuance as a discount on the underlying preferred stock and were re-measured to reflect changes in the estimated fair value at each reporting date, with any decrease or increase in the estimated fair value being recorded as other income or expense, respectively. The fair value of these liabilities was estimated using a binomial lattice model that was based on the characteristics of the common and preferred stock on the valuation date, probabilities related to our operations and clinical development, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. Changes in the fair value of the future purchase rights liabilities fluctuated in conjunction with increases or decreases in the implied fair value of our common stock, and the number of preferred and common shares and future purchase rights outstanding relative to our enterprise value at each reporting date. In April 2014, the remaining future purchase rights terminated upon the conversion of all senior preferred stock to common stock in conjunction with our, initial public offering, or IPO, with the remaining balance of the future purchase rights liabilities recorded as other income in our statement of operations for the applicable period.
Research and Development
Research and development costs consist primarily of employee-related expenses, costs for clinical trials, contractors, and contract research organizations related to the development of the ELAD System, costs related to our investigation of the mechanism of action of the ELAD System, the cost of acquiring and manufacturing clinical trial materials, and expenses associated with obtaining regulatory approvals. All research and development costs are expensed as incurred.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based payments made to employees and directors based on estimated fair value at the date of grant, net of an estimated forfeiture rate, and to consultants based on estimated fair value. Currently, our stock-based awards consist only of stock options; however, future grants under our equity compensation plan may also consist of shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units. We estimate the fair value of stock options granted using the Black-Scholes-Merton, or BSM, option pricing model, which requires the use of estimates.

We recognize stock-based compensation cost for employees and directors on a straight-line basis over the requisite service period of the award. For performance-based stock options, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement.
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources and has been reflected as a separate component of stockholders’ equity in the accompanying consolidated balance sheets.
Foreign Currency Translation and Transactions
The functional currency of each of our subsidiaries in the United Kingdom (currently inactive) and China is the local currency. Assets and liabilities of the subsidiaries are translated at the rate of exchange at the balance sheet date. Expenses are translated at the average rate of exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations, which to date have not been significant.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2015 and 2014, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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

Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares that have been issued upon the early exercise of stock options and are subject to future vesting, which was a total of 11,512 and 24,444 shares as of December 31, 2015 or 2014, respectively. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of common stock, and options outstanding under our stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of December 31,
	2015	2014	2013
Redeemable convertible preferred stock	—	—	13,713,407
Options to purchase common stock	3,716,520	3,210,693	3,098,573
Warrants to purchase common stock	250,646	250,646	250,646
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases," or ASU 2016-02. ASU 2016-02 will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption of ASU 2016-02 as of its issuance is permitted for all entities. We are currently evaluating the impact that adopting ASU 2016-02 will have on our consolidated financial statements.
3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	December 31,
	2015	2014
Manufacturing, clinical and laboratory equipment	$7,040	$5,292
Office furniture and equipment	135	113
Computer equipment and software	129	152
Leasehold improvements	4,441	3,367
Construction in progress	124	922
	11,869	9,846
Less: accumulated depreciation and amortization	(8,060)	(6,778)
Total	$3,809	$3,068

Depreciation and amortization expense was $1.3 million, $1.1 million and $851,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Accrued Expenses
Accrued expenses consist of (in thousands):

	December 31,
	2015	2014
Accrued clinical and related costs	$2,675	$6,072
Accrued compensation and related taxes	2,165	2,554
Accrued other	431	249
Total	$5,271	$8,875
As a result of the completion of our VTI-208 clinical trial and the discontinuation of our VTI-210 clinical trial during the third quarter of 2015, we gained access to subject-specific information in estimating the accruals for those clinical trials. This enabled us to further analyze our clinical trial accrual against the actual services performed and to adjust our clinical trial accrual based on such information. As a result of this analysis, we reduced our clinical trial accrual and reduced research and development expense for the year ended December 31, 2015 by $750,000.
4. Commitments and Contingencies
Operating Leases
We lease office, manufacturing and research and development facilities, and equipment under various non-cancellable operating lease agreements. Facility leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes and routine maintenance.
Future minimum annual obligations under all non-cancellable operating lease commitments at December 31, 2015 are as follows (in thousands):

	Total	2016	2017	2018	2019	2020
Operating lease obligations	$1,380	$889	$491	$—	$—	$—
Total rent, property taxes and routine maintenance expense under our operating leases was $862,000, $835,000 and $659,000 during the years ended December 31, 2015, 2014 and 2013, respectively.
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line rent expense as deferred rent. Current and long-term deferred rent totaled $140,000 and $101,000 at December 31, 2015 and $126,000 and $241,000 at December 31, 2014, respectively.
Purchase Commitments
The following table summarizes our purchase obligations at December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	3-5 Years	More Than 5 Years
Purchase obligations	$621	$621	$—	$—	$—

As of December 31, 2015, our purchase obligations include existing purchase commitments for future minimum payments of $282,000 with a vendor for raw materials that will be used in manufacturing on an as needed basis. During the years ended December 31, 2015, 2014 and 2013, we purchased $1.2 million, $1.2 million and $724,000, respectively, of materials from this vendor. Our purchase obligations also include a purchase order with a vendor for a component of the ELAD device that will be manufactured and delivered on an agreed upon schedule during 2016 for a future payment of $225,000. During the years ended December 31, 2015, 2014 and 2013, we purchased $97,000, $105,000 and $131,000 of components from this vendor. Additionally, our purchase obligations include a purchase order with a vendor that will be installing an upgrade to our manufacturing facility with an agreed upon payment during 2016 of $114,000. We have not made any purchases from this vendor during the years ended December 31, 2015, 2014 and 2013.
Legal Proceedings

Securities Litigation
On December 2, 2015, a securities class action complaint was filed in the U.S. District Court for the Southern District of California, captioned Patrick A. Griggs v. Vital Therapies, Inc., et al., No. 3:15-cv-02700-JLS-NLS. On December 30, 2015, a substantially similar complaint was filed in the same court, captioned Alicia Beach Halverstadt v. Vital Therapies, Inc., et al., No. 3:15-cv-02951-JLS-NLS. The complaints name as defendants the Company, Terry Winters, and Michael V. Swanson for allegedly misrepresenting material facts and/or misleading investors about the interconnection between the Company’s three clinical trials, the independent significance of each clinical trial, and the potential effects of the failure of one of the clinical trials on the others. The complaints assert a putative class period from April 17, 2014 through August 21, 2015. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief. On February 1, 2016, putative shareholders Kaktrale Austin, Sumesh Kumar, and Nelson Than moved for appointment as lead plaintiff and approval of choice of counsel. Kaktrale Austin and Sumesh Kumar also moved to consolidate the complaints into a single action. A hearing on the motions is set for March 24, 2016. We intend to defend all of the securities lawsuits vigorously. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action. Accordingly, we have not accrued any liability associated with this action. We are expensing legal costs associated with defending this litigation as the costs are incurred.

Other Matters
Our industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as product liability. As a result, in the future, we may be involved in various legal proceedings from time to time. Other than the securities litigation described above, we believe that there are no other currently pending matters that, if determined adversely to us, would have a material effect on our business, financial condition or results of operations.
5. Fair Value
The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$80,078	$80,078	$—	$—

	Fair Value Measurement at December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$101,592	$101,592	$—	$—

We report the change in fair value during each period as a non-operating gain or loss. There were no transfers between Level 1, Level 2 or Level 3 for our assets or liabilities during any period presented.

The following table summarizes the changes in Level 3 future purchase rights liabilities measured at fair value on a recurring basis for the two years ended December 31, 2014 (in thousands):

Fair Value of Future Purchase Rights Liabilities
Balance at January 1, 2013	$—
Initial valuation of additional future purchase rights	1,294
Re-measurement of future purchase rights	1,306
Balance at December 31, 2013	2,600
Re-measurement of future purchase rights	(2,600)
Balance at December 31, 2014	$—
We valued the future purchase rights liabilities at December 31, 2013 using a binomial lattice option pricing model with the following assumptions:

December 31, 2013
Common stock fair value	$5.93
Preferred stock price	$8.00
Volatility	85.0%
Risk-free interest rate	0.38%
Contractual life (years)	2.08
Number of nodes	25
Dividend yield	—%

6. Convertible Preferred Stock and Warrants
Convertible Preferred Stock
In September 2012, we entered into the Senior Preferred Purchase Agreement that authorized the multi-stage issuance of 14,765,632 shares of our senior redeemable convertible preferred stock for $8.00 per share. Prior to termination upon the completion of our IPO in April 2014, 10,767,007 shares were issued under the Senior Preferred Purchase Agreement. Pursuant to the Senior Preferred Purchase Agreement, we granted the investors in the senior preferred stock financing the right, subject to the satisfaction of certain conditions, to purchase additional shares of senior preferred stock for a purchase price of $8.00 per share at multiple subsequent closings in accordance with a schedule provided in the Senior Preferred Purchase Agreement, referred to as the future stock purchase rights. Where applicable, the purchase price under the Senior Preferred Stock Purchase Agreement was allocated to the future purchase rights and any related stock options at their estimated fair value, as described under “Future Purchase Rights” below.
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
From February to June 2013, we closed several senior preferred stock financings and issued 4,293,771 shares of senior preferred stock for proceeds of $34.1 million, net of issuance costs of $252,000 including $134,000 incurred by us for services rendered by a third-party professional services firm that is also utilized by certain of our investors.
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
In conjunction with the completion of our IPO on April 2014, all the outstanding shares of our senior redeemable convertible preferred stock were converted into common stock on a one-to-one basis and the remaining unamortized discounts of $3.8 million and issuance costs of $727,000 were recognized as a deemed dividend and accretion to redemption value of the redeemable convertible preferred stock, respectively, in the statement of operations, and all shares of our junior convertible preferred stock were converted into common stock on a one-to-one basis and the remaining unamortized issuance costs of $31,000 were recognized as accretion to redemption value of the junior convertible preferred stock in the statement of operations.

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
The following table summarizes the number of shares subject to purchase under the future purchase rights initially granted, the fair value per share of the senior preferred stock subject to the rights as initially granted, the initial grant date fair value recorded, the fair value of our common stock used in determining such value, and beneficial conversion amounts underlying the preferred stock that were recorded in connection with certain purchases of such preferred stock under the Senior Preferred Purchase Agreement and the related stock options granted to certain members of our board of directors (in thousands except share and per share amounts):

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
Warrants
We issued warrants to purchase redeemable convertible preferred stock in connection with financing activities or for consulting services. In connection with the junior preferred stock financing in February 2012, all warrants to purchase Series B, Series C, and Series D preferred stock converted to common stock warrants. We have had warrants outstanding and exercisable for 250,646 shares of common stock as of December 31, 2015, 2014 and 2013.

The following table summarizes these warrants:

	As of December 31, 2015
	Warrants Outstanding	Exercise Price	Expiration Date
Series B	107	$191.69	2/10/2016
Series C	9,919	$147.91	11/20/2016
Series D	240,620	$92.99	9/25/2019
Total warrants outstanding	250,646
7. Common Stock
Certificate of Incorporation
The material terms of our amended restated certificate of incorporation, which became effective as of the closing of our IPO, are as follows:
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
Public Offerings of Common Stock
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
We currently have an effective shelf registration statement on Form S-3 on file. Upon the effective date, the shelf registration statement permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co.
In October 2015, we completed an additional follow-on public offering raising gross proceeds of $34.5 million leaving $165.5 million available under the shelf registration statement, $75.0 million of which may be offered, issued and sold under the “at-the-market” sales agreement. Under this follow-on public offering we sold 6,272,727 shares of our common stock, which includes an additional 818,181 shares of our common stock sold upon full exercise of the underwriter's option to purchase additional shares of common stock, at a price to the public of $5.50 per share. The net proceeds to us from the follow-on offering were $32.1 million, after deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of $280,000.
Stock Reserved for Future Issuance
Shares reserved for future issuance at December 31, 2015 are as follows:

Number of Shares
Common stock options outstanding	3,716,520
Common stock options available for future grant	370,775
Exercise of common stock warrants outstanding	250,646
Total common shares reserved for future issuance	4,337,941

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
Pursuant to such provision, the number of shares available for issuance under the 2014 Plans was increased by 720,369 shares effective April 16, 2015. Shares available for grant under the 2014 Plan totaled 370,775 shares as of December 31, 2015.
Option grants made under the 2014 Plan generally have a ten-year term and vest over four years. In addition, in 2015, our board of directors (the “Board”) approved grants for 738,660 performance-based stock options to certain employees and consultants under the 2014 Plan. The performance-based stock options will fully vest on the third anniversary of the grant date if (i) our VTL-308 clinical trial has achieved statistical significance in its primary efficacy endpoint and (ii) the participant is a continuing service provider through the third anniversary of the grant date (as such terms are defined in the 2014 Plan). Vesting of the performance-based stock options will not be accelerated if the performance goal is achieved in less than three years. As of December 31, 2015, we have deemed the performance condition as being probable and will record stock-based compensation expense over the requisite service period for all performance-based stock options. The performance-based stock options have exercise prices ranging from $4.57 to $7.69 per share, the closing sales price of our common stock on the grant dates, and expire ten years from the grant date (or earlier in accordance with the terms of the 2014 Plan and the related stock option agreement).
Our 2012 Stock Option Plan, or the 2012 Plan, provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights, and performance awards to employees, directors, and consultants. Option grants under the 2012 Plan generally have a ten-year term, vest over four years and are exercisable immediately, subject to a repurchase right that lapses as the option vests. As of December 31, 2015, options for the purchase of 74,970 shares of our common stock had been exercised prior to vesting, of which 11,512 shares were unvested and subject to repurchase. During the year ended December 31, 2015, options for the purchase of 19,454 shares of our common stock were exercised prior to vesting increasing our repurchase liability by $8,000, and 32,386 shares vested resulting in a decrease in the repurchase liability of $108,000. We have not repurchased any shares related to these early exercises for which our repurchase liability was $23,000 as of December 31, 2015.
The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2015	3,210,693	$7.54
Granted	942,277	$8.32
Exercised	(217,570)	$2.36
Forfeited and expired	(218,880)	$12.28
Outstanding as of December 31, 2015	3,716,520	$7.76	7.7	$17,282
Options vested and expected to vest as of December 31, 2015	3,621,869	$7.72	7.6	$16,852
Options exercisable as of December 31, 2015	2,723,091	$7.29	7.0	$12,290

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of our common stock for those shares that had exercise prices lower than the fair value of our common stock as of December 31, 2015. The number of options vested and expected to vest is calculated as the total number of options vested plus the number of unvested options remaining after applying our estimated forfeiture rate.
The following table summarizes information about stock options (in thousands):

	Year Ended December 31,
	2015	2014	2013
Aggregate intrinsic value of options exercised	$1,235	$1,972	$633
We have not capitalized any stock based-compensation into the cost of inventory nor have we recognized an income tax benefit from the exercise of any stock options as we continue to record a full valuation allowance on our deferred tax assets.
Stock-based Compensation Expense
The weighted-average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2015, 2014 and 2013 was $5.81, $11.87 and $5.53, respectively. The following are the ranges of underlying assumptions used to determine the fair value of stock options granted to employees and non-employees:

Years Ended December 31,
	2015	2014	2013
Employees and Directors:
Risk-free interest rate	1.71% - 1.85%	1.53% - 1.89%	0.76% - 1.10%
Expected dividend yield	—%	—%	—%
Expected volatility	73% - 92%	80% - 85%	90% - 100%
Expected term of options (years)	5.8 - 6.0	6.0 - 6.2	5.0 - 5.5
Range of common stock value	$4.57 - $26.71	$7.55 – $24.04	$6.77 - $9.94

Years Ended December 31,
	2015	2014	2013
Non-Employees:
Risk-free interest rate	0.10% - 1.93%	0.11% - 1.27%	0.13% - 0.86%
Expected dividend yield	—%	—%	—%
Expected volatility	56% - 94%	73% - 85%	90% - 100%
Expected term of options (years)	0.3 - 6.0	1.0 - 4.0	1.0 - 4.0
Range of common stock value	$4.04 - $25.01	$11.31 - $27.24	$5.93 - $9.94
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

The following tables summarize the allocation of stock-based compensation expense to employees and non-employees (in thousands):

	Years Ended December 31,
	2015	2014	2013
Employees and Directors:
Research and development	$1,412	$763	$262
General and administrative	2,012	937	503
Total	$3,424	$1,700	$765

Non-Employees:
Research and development	$490	$757	$149
General and administrative	115	53	34
Total	$605	$810	$183

As of December 31, 2015, there was $6.2 million and $924,000 of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, recognized expense will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for employee and nonemployee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 2.1 years and 2.3 years, respectively.
9. Income Taxes
Our net loss before income tax was subject to tax in the following jurisdictions for the following periods (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(51,779)	$(47,482)	$(32,524)
Foreign	(244)	(185)	(194)
	$(52,023)	$(47,667)	$(32,718)
Our rate reconciliation consists of the following:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State tax (net of federal benefit)	5.8%	5.4%	5.3%
Research and development credits	3.0%	3.8%	3.9%
Warrants/purchase rights liabilities	0.0%	2.2%	(1.6)%
Foreign net operating losses	(0.2)%	(0.4)%	(1.2)%
382 limited net operating losses and credits	0.0%	0.0%	(0.6)%
Change in valuation allowance	(43.3)%	(45.1)%	(40.0)%
Other	(0.3)%	(0.9)%	(0.8)%
Effective tax rate	0.0%	0.0%	0.0%

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

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$53,218	$33,517
Research and development tax credits	4,903	3,269
Stock compensation	2,000	879
Foreign net operating loss carryforwards	333	377
Other, net	1,823	1,715
Total deferred tax assets	62,277	39,757
Less valuation allowance	(62,277)	(39,757)
	$—	$—
We have a history of incurring net operating losses each year since inception that is due to our history as a development stage company with no realized revenues from our planned principal operations. These cumulative operating losses provide significant negative evidence in the determination of whether or not we will be able to realize our deferred tax assets such as our net operating losses and other favorable temporary differences. As a result, we have maintained a full valuation allowance against the entire balance of deferred tax assets since the date of inception. The valuation allowance increased by $22.5 million and $21.5 million for the years ended December 31, 2015 and 2014, respectively.
As of December 31, 2015, we had available net operating loss, or NOL, carryforwards of approximately $133.0 million and $132.6 million for federal and state income tax purposes, respectively. The federal and state NOLs begin to expire in 2023 and 2016, respectively. As of December 31, 2015, we have federal and state research and development tax credits available for income tax purposes of approximately $3.3 million and $2.3 million, respectively. The federal research and development credits begin to expire in 2023 and the state research and development tax credits do not expire. These carryforwards are net of the Section 382 and 383 limitations discussed below.
As of December 31, 2015, we also have available NOLs from our Chinese subsidiary of approximately $1.3 million. The Chinese NOLs begin to expire in 2016.
Sections 382 and 383 of the Internal Revenue Code (the IRC) limit a company’s ability to utilize certain net operating losses and tax credit carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined. We experienced changes in ownership, as defined in Section 382, in February 2012 and in December 2013. As a result, the deferred tax asset associated with our federal and state net operating loss carryforwards and federal and state research credits have been reduced based on the Section 382 limitations. The amount of the reduction in our deferred tax assets is based on the estimated amount of the NOL carryforwards and federal and state research credits we believe cannot be used based on the estimated amount of our Section 382 annual limitation. We have reduced our deferred tax assets by $23.5 million and have estimated that approximately $58.7 million and $51.1 million of our federal and state NOLs, respectively, cannot be used in future years as a result of this change in ownership. Additionally, we have estimated that approximately $2.2 million and $1.6 million of our federal and state research credits, respectively, cannot be used in future years. We have not experienced any additional changes as defined in Section 382 through December 31, 2015. If additional Section 382 changes occur, limitations against the utilization of net operating losses and credits could further impact our future cash flows, but would not impact our 2015 consolidated financial statements, due to the existence of a full valuation allowance against our deferred tax assets.
Approximately $2.3 million of both the federal and state NOL carryforwards reflected above relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in capital if and when realized.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$938	$407
Additions based on tax positions related to the current year	484	533
Changes for prior period tax positions	—	(2)
Balance at end of year	$1,422	$938
We do not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months. Due to the full valuation allowance we have on our net deferred tax asset balance, there are no unrecognized tax benefits that would impact the effective tax rate if recognized.
We are subject to U.S. federal, California and various other states and Chinese income taxes. We are no longer subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years ended on or before December 31, 2010. However, to the extent allowed by law, the taxing authorities may have the right to examine the period from 2003 through 2015 where NOLs were generated and carried forward, and make adjustments to the amount of the NOL carryforward. We are not currently under examination by any federal or state jurisdictions.

10. Related Party Transactions
Directors
During the years ended December 31, 2015, 2014 and 2013, we paid an aggregate of $30,000, $34,000, and $39,000, respectively, to a member of our board of directors for consulting services and services rendered as chair of our Clinical Advisory Board.
One member of our board of directors was a partner and is no longer practicing law as of the end of 2013 with a firm that provides certain legal services to us. For the year ended December 31, 2013, we incurred an aggregate of $100,000 in fees for these services.

11. Reduction in Staff
In September 2015, we announced a staff reduction plan in order to reduce operating expenses and to conserve cash resources. The plan reduced our workforce by approximately 30%. As a result, we incurred $863,000 in costs related to severance benefits for the affected employees, including severance payments, limited reimbursement of medical insurance premiums, outplacement services and an extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options. The staff reduction plan was completed by the end of 2015.
Of the $863,000 in costs recognized related to the staff reduction plan, which includes non-cash stock-based compensation costs of approximately $303,000 for the extension of the post-termination option exercise period, $654,000 and $209,000 have been charged to research and development and general and administrative expenses, respectively, in our consolidated statement of operations for the year ended December 31, 2015. During the year ended December 31, 2015, we paid $557,000 in severance benefits to separating employees related to the staff reduction plan.
12. Selected Quarterly Data (unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2015 and 2014 are as follows (in thousands, except per share data):

	For the Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2015:
Operating expenses	$14,817	$15,078	$12,335	$9,890	$52,120
Net loss	(14,758)	(15,106)	(12,300)	(9,859)	(52,023)
Net loss attributable to common stockholders	(14,758)	(15,106)	(12,300)	(9,859)	(52,023)
Basic and diluted net loss per share attributable to common stockholders (1)	$(0.62)	$(0.63)	$(0.51)	$(0.34)
2014:
Operating expenses	$11,876	$11,638	$12,810	$14,018	$50,342
Net loss	(10,748)	(10,167)	(12,798)	(13,954)	(47,667)
Net loss attributable to common stockholders	(13,818)	(16,251)	(12,798)	(13,954)	(56,821)
Basic and diluted net loss per share attributable to common stockholders (1)	$(24.49)	$(0.91)	$(0.59)	$(0.59)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share calculations will not necessarily equal the annual per share calculation.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Vital Therapies, Inc.

Date: March 8, 2016	By:	/s/ Terence E. Winters, Ph.D.
Terence E. Winters, Ph.D.
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terence E. Winters and Michael V. Swanson, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERENCE E. WINTERS, Ph.D.	Co-Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2016
Terence E. Winters, Ph.D.

/s/ MICHAEL V. SWANSON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2016
Michael V. Swanson

/s/ MUNEER A. SATTER	Co-Chairman and Lead Director	March 8, 2016
Muneer A. Satter

/s/ JEAN-JACQUES BIENAIMÉ	Director	March 8, 2016
Jean-Jacques Bienaimé

/s/ CHERYL L. COHEN	Director	March 8, 2016
Cheryl L. Cohen

/s/ PHILIP M. CROXFORD	Director	March 8, 2016
Philip M. Croxford

/s/ DOUGLAS E. GODSHALL	Director	March 8, 2016
Douglas E. Godshall

/s/ ERROL R. HALPERIN	Director	March 8, 2016
Errol R. Halperin

/s/ J. MICHAEL MILLIS, M.D.	Director	March 8, 2016
J. Michael Millis, M.D.

/s/ LOWELL E. SEARS	Director	March 8, 2016
Lowell E. Sears

/s/ RANDOLPH C. STEER, M.D., PH.D.	Director	March 8, 2016
Randolph C. Steer, M.D., Ph.D.