Form 10-Q
period 2016-03-31
VITAL THERAPIES INC
filed 2016-05-09
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock outstanding as of the close of business on April 30, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	31,244,415

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$77,876	$83,416
Restricted cash	319	533
Other current assets and prepaid expenses	1,044	1,139
Total current assets	79,239	85,088
Property and equipment, net	3,428	3,809
Other assets	253	184
Total assets	$82,920	$89,081
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$885	$1,221
Accrued expenses	3,788	5,271
Other current liabilities	143	163
Total current liabilities	4,816	6,655
Long-term liabilities	56	101
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at March 31, 2016 and December 31, 2015; 30,980,181 and 30,473,083 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	290,409	285,098
Accumulated other comprehensive income	80	80
Accumulated deficit	(212,444)	(202,856)
Total stockholders’ equity	78,048	82,325
Total liabilities and stockholders’ equity	$82,920	$89,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$6,857	$11,753
General and administrative	2,799	3,064
Total operating expenses	9,656	14,817
Loss from operations	(9,656)	(14,817)
Other income:
Interest income	60	10
Other income (expense), net	7	49
Total other income	67	59
Net loss	$(9,589)	$(14,758)

Net loss per share, basic and diluted	$(0.31)	$(0.62)

Weighted-average common shares outstanding, basic and diluted	30,563,088	23,972,599
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(9,589)	$(14,758)
Other comprehensive income:
Foreign currency translation	—	1
Total comprehensive loss	$(9,589)	$(14,757)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,589)	$(14,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494	294
Stock-based compensation	998	803
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	18	162
Accounts payable	(361)	111
Accrued expenses	(1,476)	(80)
Other liabilities	(40)	(38)
Net cash used in operating activities	(9,956)	(13,506)
Cash flows from investing activities:
Change in restricted cash	213	59
Proceeds from sale of equipment	2	—
Purchases of property and equipment	(125)	(674)
Net cash provided by (used in) investing activities	90	(615)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,325	—
Proceeds from exercise of stock options	32	139
Deferred financing costs	(30)	—
Net cash provided by financing activities	4,327	139
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net change in cash and cash equivalents	(5,540)	(13,981)
Cash and cash equivalents, beginning of period	83,416	102,238
Cash and cash equivalents, end of period	$77,876	$88,257
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in liabilities	$—	$934
Stock offering costs included in liabilities	$65	$—
Change in stock option early exercise repurchase liability	$23	$26
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of liver failure. Our product candidate, the ELAD® System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not recognized revenues from our planned principal operations. In August 2015, we reported that our VTI-208 phase 3 clinical trial of ELAD in alcohol-induced liver decompensation, or AILD, failed to reach its primary or secondary endpoints, although medically pertinent pre-specified subsets based on age and disease severity did show trends toward efficacy. Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we also discontinued our VTI-210 and VTI-212 clinical trials. We have begun to open sites for our new phase 3 clinical trial of ELAD, known as VTL-308, in severe acute alcoholic hepatitis based on our analysis of the results of the VTI-208 clinical trial. Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties including the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval to commercialize ELAD and failure to secure additional funding to complete the clinical testing, development and commercialization of ELAD.
Unaudited Interim Financial Information
The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or any other future interim period or year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2016.
Basis of Presentation and Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated balance sheet as of December 31, 2015 included in this report has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly-liquid investments with original maturities of three months or less when acquired and are stated at cost, which approximates fair market value.
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
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. We had no Level 3 assets or liabilities for any period presented.
Any transfers into and out of levels within the fair value hierarchy will be recognized at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs.
The carrying value of cash and cash equivalents, restricted cash, other current assets and prepaid expenses, accounts payable, and accrued expenses approximates fair value due to the short period of time to maturity.
Property and Equipment Depreciation
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are stated at cost and depreciated on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. Construction in progress is not depreciated until the underlying asset is available to be placed in service. Repairs and maintenance costs are charged to expense as incurred.
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While our current and historical operating losses and negative cash flows are indicators of impairment, we believe that our expected future cash flows to be received support the carrying value of our long-lived assets and, accordingly, have not recognized any impairment losses through March 31, 2016.
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
The fair value of options granted to consultants is estimated using the BSM option pricing model and is re-measured at each reporting date with changes in fair value recognized as expense in the condensed consolidated statements of operations.
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
Common Stock Valuation
Due to the absence of a public market trading our common stock prior to the completion of our initial public offering, or IPO, in April 2014, it was necessary for us to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations using the BSM option pricing model. The fair value of the common stock underlying our stock-based awards was assessed by our board of directors. All options to purchase shares of our common stock have been granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant.
In the absence of a public trading market for our common stock, we determined the estimated fair value of our common stock using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation. Subsequent to our IPO, the fair value of our common stock has been based on the grant date closing market price of our common stock.
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

Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income has been reflected as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheets.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2016 and December 31, 2015, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding as of March 31, 2015 are shares that have been issued upon the early exercise of stock options and are subject to future vesting, which was a total of 19,265 shares. As of March 31, 2016, all exercised stock options were fully vested. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of options outstanding under our stock option plan and warrants for the purchase of common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of March 31,
	2016	2015
Options to purchase common stock	3,733,711	3,233,013
Warrants to purchase common stock	250,539	250,646

Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 requires management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to disclosure in the related notes. We adopted ASU 2014-15 beginning with the first quarter of fiscal year 2016.
In February 2016, the FASB issued ASU No. 2016-02, "Leases," or ASU 2016-02. ASU 2016-02 will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption of ASU 2016-02 as of its issuance is permitted. We expect to adopt ASU-2016-02 in 2019. Substantially all of our currently existing leases expire prior to 2019 unless extended.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09. ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption of ASU 2016-09 as of its issuance is permitted. This guidance may be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We are currently evaluating the impact that adopting ASU 2016-09 will have on our condensed consolidated financial statements.
3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	March 31, 2016	December 31, 2015
Manufacturing, clinical and laboratory equipment	$7,060	$7,040
Leasehold improvements	4,441	4,441
Office furniture and equipment	113	135
Computer equipment and software	113	129
Construction in progress	200	124
	11,927	11,869
Less: accumulated depreciation and amortization	(8,499)	(8,060)
Total	$3,428	$3,809
Depreciation expense was $494,000 and $294,000 for the three months ended March 31, 2016 and 2015, respectively.
Accrued Expenses
Accrued expenses consist of (in thousands):

	March 31, 2016	December 31, 2015
Accrued clinical and related costs	$2,125	$2,675
Accrued compensation and related taxes	1,330	2,165
Accrued other	333	431
Total	$3,788	$5,271

4. Commitments and Contingencies
Operating Leases
We lease office, manufacturing and research and development facilities, and equipment under various non-cancellable operating lease agreements with expiration dates into 2017. Facility leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes and routine maintenance. Total rent, property taxes and routine maintenance expense under our operating leases was $217,000 and $225,000 for the three months ended March 31, 2016 and 2015, respectively.
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Current and long-term deferred rent totaled $143,000 and $56,000 at March 31, 2016, and $140,000 and $101,000 at December 31, 2015, respectively.
Legal Proceedings
Securities Litigation
On December 2, 2015, a putative securities class action complaint was filed in the U.S. District Court for the Southern District of California, captioned Patrick A. Griggs v. Vital Therapies, Inc., et al., No. 3:15-cv-02700-JLS-NLS. On December 30, 2015, a substantially similar complaint was filed in the same court, captioned Alicia Beach Halverstadt v. Vital Therapies, Inc., et al., No. 3:15-cv-02951-JLS-NLS. The complaints name as defendants Vital Therapies, Inc., Terry Winters, and Michael V. Swanson for allegedly misrepresenting material facts and/or misleading investors about the interconnection between our three clinical trials, the independent significance of each clinical trial, and the potential effects of the failure of one of the clinical trials on the others. The complaints are filed on behalf of all persons who purchased or otherwise acquired Vital Therapies stock between April 17, 2014 through August 21, 2015, inclusive. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief. On February 1, 2016, putative shareholders and class members Kaktrale Austin, Sumesh Kumar, and Nelson Than moved for appointment as lead plaintiff and approval of choice of counsel. Kaktrale Austin and Sumesh Kumar also moved to consolidate the complaints into a single action. Sumesh Kumar and Nelson Than withdrew their motions for appointment as lead plaintiff on February 23, 2016, and March 3, 2016, respectively. On May 2, 2016, the court entered an order granting plaintiff Kaktrale Austin’s motion for consolidation and appointing plaintiff Kaktrale as lead plaintiff and his counsel as lead counsel. The consolidated action is captioned In re Vital Therapies, Inc. Securities Litigation, No. 15-CV-2700 JLS (NLS). The court also set a deadline of June 1, 2016 for lead plaintiff to file an amended complaint and ordered Vital Therapies, Inc. and Messrs. Winters and Swanson to respond to the amended complaint within thirty days of its filing. We intend to defend the securities lawsuit vigorously. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action. Accordingly, we have not accrued any liability associated with this action. We are expensing legal costs associated with defending this litigation as the costs are incurred.
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

5. Fair Value
The following fair value hierarchy tables present information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at March 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$75,638	$75,638	$—	$—

	Fair Value Measurement at December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$80,078	$80,078	$—	$—
There were no liabilities measured at fair value on a recurring basis as of March 31, 2016 or as of December 31, 2015.
We report the change in fair value during each period as a non-operating gain or loss. There were no transfers between Level 1, Level 2 or Level 3 for our assets during the three months ended March 31, 2016.
6. Common Stock and Stock Warrants
Shelf Registration Statement
We currently have an effective shelf registration statement on Form S-3 on file. Upon the effective date, the shelf registration statement permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co.
In October 2015, we completed an additional follow-on public offering raising gross proceeds of $34.5 million leaving $165.5 million available under the shelf registration statement, $75.0 million of which could be offered, issued and sold under the ATM. Under this follow-on public offering we sold 6,272,727 shares of our common stock, which includes an additional 818,181 shares of our common stock sold upon full exercise of the underwriter's option to purchase additional shares of common stock, at a price to the public of $5.50 per share. The net proceeds to us from the follow-on offering were $32.1 million after deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of $280,000.
Through March 2016, we raised gross proceeds of $4.5 million pursuant to the ATM, leaving $161.0 million available under the shelf registration statement, of which $70.5 million may be offered, issued and sold at a future date under the ATM. As of March 31, 2016, we had sold 499,000 shares of our common stock at a weighted average price of $8.95 per share under the ATM. The net proceeds to us from these follow-on offerings was $4.3 million, after deducting underwriter commissions of $134,000 and estimated offering expenses of $75,000.
Stock Reserved for Future Issuance
Shares reserved for future issuance at March 31, 2016 are as follows:

Number of Shares
Common stock options outstanding	3,733,711
Common stock options available for future grant	345,486
Common stock warrants	250,539
Total common shares reserved for future issuance	4,329,736
Stock Warrants

We issued warrants to purchase redeemable convertible preferred stock in connection with financing activities or for consulting services. In connection with the junior preferred stock financing in February 2012, all warrants to purchase Series B, Series C, and Series D preferred stock converted to common stock warrants. We had warrants outstanding and exercisable for 250,539 and 250,646 shares of common stock as of March 31, 2016 and December 31, 2015, respectively, as all 107 of the Series B warrants expired during the quarter ended March 31, 2016.
The following table summarizes the outstanding warrants as of March 31, 2016:

	Warrants Outstanding	Exercise Price	Expiration Date
Series C	9,919	$147.91	11/20/2016
Series D	240,620	$92.99	9/25/2019
Total warrants outstanding	250,539
7. Stock Compensation Plans
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
Shares available for grant under the 2014 Plan included any shares remaining available or becoming available in the future under the 2012 Plan due to cancellation or forfeiture. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder beginning upon its effective date in April 2014, and on each annual anniversary, equal to the lower of:

•	1,200,000 shares of our common stock;

•	3% of the outstanding shares of our common stock on the second-to-the-last day prior to each anniversary date of the effectiveness date of our IPO; or

•	an amount as our board of directors may determine.
Shares available for grant under the 2014 Plan totaled 345,486 shares as of March 31, 2016.
Option grants under the 2014 and 2012 Plans generally vest over four years except for performance-based stock options. Our performance-based stock options will fully vest and become exercisable only on achievement of the performance condition while the participant is a continuing service provider. Options generally expire ten years from the grant date (or earlier in accordance with the terms of the Plans and the related stock option agreement).
Options granted under our 2012 Plan are exercisable immediately, subject to a repurchase right that lapses as the option vests. Through March 31, 2016, options for the purchase of 74,970 shares of our common stock have been exercised prior to vesting, all of which were vested and not subject to repurchase as of March 31, 2016. During the three months ended March 31, 2016, 11,512 of these shares vested resulting in a decrease in the repurchase liability of $23,000. We have not repurchased any shares related to these early exercises, and there was no repurchase liability as of March 31, 2016.

The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	3,716,520	$7.76
Granted	30,185	$8.97
Exercised	(8,098)	$3.92
Forfeited or expired	(4,896)	$16.74
Outstanding as of March 31, 2016	3,733,711	$7.76	7.45	$8,998,083
Options vested and expected to vest as of March 31, 2016	3,644,575	$7.73	7.41	$8,761,671
Options exercisable as of March 31, 2016	2,771,815	$7.64	6.78	$5,812,571
Stock-Based Compensation Expense
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2016 and 2015 was $6.04 and $17.87, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employee and to non-employees:

	Three Months Ended March 31,
	2016	2015
Employees:
Risk-free interest rate	1.7%	1.8% - 1.9%
Expected dividend yield	0%	0%
Expected volatility	77.1%	92.2%
Expected term of options (years)	6.0	5.9
Fair value of common stock	$8.97	$19.75 - $26.13
Non-employees:
Risk-free interest rate	0.6% - 1.4%	0.2% - 0.4%
Expected dividend yield	0%	0%
Expected volatility	76.9% - 84.9%	60.8% - 70.6%
Expected term of options (years)	0.8 - 5.5	0.3 - 1.8
Fair value of common stock	$9.07	$25.01
Total stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Employees:
Research and development	$392	$251
General and administrative	531	327
Total	$923	$578
Non-employees:
Research and development	$63	$217
General and administrative	12	8
Total	$75	$225

As of March 31, 2016, there was $5.5 million and $581,000 of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, the expense to be recognized will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for employee and non-employee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 2.09 years and 2.10 years, respectively.
Note 8. Subsequent Event
In April 2016, we sold an additional 264,234 shares of our common stock at a weighted average price of $9.17 per share under the ATM, leaving $158.6 million available under the shelf registration statement, $68.1 million of which may be offered, issued and sold at a future date under the ATM. Estimated net proceeds to us from the ATM offerings in April 2016 were $2.3 million, after deducting underwriter commissions of $73,000 and estimated offering expenses of $45,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2015. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Vital Therapies” refer to Vital Therapies, Inc. and its subsidiaries.
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
Forward-looking statements discuss matters that are not historical facts. Our forward-looking statements involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. In this Quarterly Report, for example, we make forward-looking statements, among others, regarding: the strategy, timing and conduct of our clinical trials, regulatory requirements, markets for the ELAD® System; financial estimates and projections; and the sufficiency of our capital resources to fund our operations.
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
Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof, except as required by law.

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
In the fourth quarter of 2015, we initiated a new phase 3 clinical trial in sAAH, referred to as VTL-308. VTL-308 is a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate the ELAD System in subjects with sAAH. It is based on pre-specified and post-hoc analyses of our VTI-208 phase 3 clinical trial in alcohol-induced liver decompensation, or AILD, of which sAAH is a subset. Although VTI-208 failed to reach either its primary or secondary endpoints, our analyses identified criteria for a group of subjects in which favorable survival trends were observed. The inclusion and exclusion criteria for the VTL-308 trial are based on these findings. We expect to enroll at least 150 subjects in VTL-308 at about 40 sites in the U.S. and Europe. We expect the first subject to be enrolled in the first half of 2016, and we expect to report top-line data for VTL-308 around mid-2018.
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
In early 2013, we began enrollment in our phase 3 clinical trial, VTI-208, in subjects with AILD and, in January 2015, completed enrollment of 203 subjects, the majority of whom were diagnosed with sAAH. During 2014, we initiated enrollment in a second phase 3 clinical trial, VTI-210, for subjects with sAAH and a phase 2 clinical trial, VTI-212, for subjects with FHF or SILF. The VTI-210 trial was suggested by the European regulatory authority and was intended to include subjects who had failed conventional therapy and were therefore a sicker population than the VTI-208 subjects.
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
We have incurred net losses since inception of $212.4 million through March 31, 2016. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or accuracy of future expenses, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.

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
We do not track our employee and facility-related research and development costs by clinical trial, as we typically use our employee and infrastructure resources across multiple clinical trials, and we believe the allocation of such costs would be arbitrary and would not provide a meaningful assessment.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, information technology, marketing and legal functions. Other general and administrative expenses include but are not limited to related facility costs, stock-based compensation, professional fees for legal, consulting, accounting and tax services and insurance costs.
Other Income
Interest Income
Our cash and cash equivalents are or have been invested primarily in money market funds and U.S. treasury bills, which generate a small amount of interest income, but in our opinion, provide liquidity and protection from loss of principal. We expect to continue to make similar investments with any additional financing proceeds while the funds await use in operations.

Comparison of the Three Months Ended March 31, 2016 and 2015
The following table summarizes our operating expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
	2016	2015	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$6,857	$11,753	$(4,896)	(42)%
General and administrative	2,799	3,064	(265)	(9)%
Total operating expenses	$9,656	$14,817	$(5,161)	(35)%
The $4.9 million decrease in research and development expense during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 reflects a $4.5 million decrease in clinical trial and related manufacturing and consulting costs. No subjects were enrolled in our VTL-308 clinical trial in the three months ended March 31, 2016 in comparison to enrollment of subjects and ongoing clinical activities associated with our VTI-208, VTI-210 and VTI-212 clinical trials in the same period in 2015 versus start-up costs for our VTL-308 clinical trial in the three months ended March 31, 2016. In addition, research and development-related salaries, stock-based compensation and related compensation costs decreased by $446,000 in the three months ended March 31, 2016, primarily as a result of the reduction in staff completed during the fourth quarter of 2015.
The $265,000 decrease in general and administrative expense during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily the result of $182,000 and $103,000 of lower consulting and travel related costs, respectively, in part reflecting reductions in costs in conjunction with the reduction in staff in 2015. Base salaries and wages decreased by $145,000 during the three months ended March 31, 2016 as compared to the same period in 2015 also as a result of the reduction in staff completed in late 2015. These decreases were partially offset by increased stock-based compensation of $208,000 primarily due to the performance-based stock options that were granted in late 2015.
We expect our research and development costs to increase for the remainder of 2016 relative to the first quarter subject to the timing of subject enrollment in the VTL-308 clinical trial during 2016. We also expect general and administrative costs will increase for the remainder of 2016 relative to the first quarter of 2016 in part due to legal costs that we expect to incur related to the lawsuits which are more fully described in Note 4, "Commitments and Contingencies," in the notes to the condensed consolidated financial statements.
Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $212.4 million through March 31, 2016. We expect that we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file with the SEC. Upon the effective date, the shelf registration statement permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co.
In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million from the sale of 6,272,727 shares of our common stock, which left $165.5 million available under the shelf registration statement, $75.0 million of which to be offered, issued and sold under the at-the-market sales agreement.
Through April 2016, we raised gross proceeds of $6.9 million pursuant to the ATM, leaving $158.6 million available under the shelf registration statement, of which $68.1 million may be offered, issued and sold at a future date under the ATM. As of April 30, 2016, we have sold a total of 763,234 shares of our common stock at a weighted average price of $9.03 per share under the ATM. The estimated net proceeds to us from the ATM were $6.6 million, after deducting underwriter commissions of $207,000 and estimated offering expenses of $120,000.

As of March 31, 2016, we had cash and cash equivalents of approximately $77.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of March 31, 2016, such funds were held in cash and money market funds.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands) (unaudited)
Cash provided by (used in):
Operating activities	$(9,956)	$(13,506)
Investing activities	90	(615)
Financing activities	4,327	139
Net cash used in operating activities
During the three months ended March 31, 2016, operating activities used $10.0 million of cash. The use of cash primarily related to our net loss of $9.6 million adjusted for non-cash charges of $1.0 million related to stock-based compensation and $494,000 related to depreciation and amortization, partially offset by a $1.9 million change in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2016 consisted primarily of a decrease of $1.5 million in accrued expenses and a decrease of $361,000 in accounts payable. The decrease in accrued expenses was primarily attributable to the payout of 2015 bonuses and to payments to clinical sites for the VTI-208 and VTI-210 clinical trials.

During the three months ended March 31, 2015, operating activities used $13.5 million of cash. The use of cash primarily related to our net loss of $14.8 million adjusted for non-cash charges of $803,000 related to stock-based compensation and $294,000 related to depreciation and amortization.
Investing Activities
During the three months ended March 31, 2016, net investing activities provided $90,000 of cash, including $213,000 from a decrease in restricted cash requirements relating to our clinical trials, partially offset by capital expenditures of $125,000 for facilities improvements and purchases of equipment for manufacturing and research and development.

During the three months ended March 31, 2015, investing activities used $615,000 of cash, primarily related to $674,000 in purchases of capital equipment for manufacturing and clinical areas and a decrease of $59,000 in restricted cash requirements. The net decrease in our restricted cash is related to payments made related to our clinical trial obligations in excess of new clinical trial costs.
Financing Activities
During the three months ended March 31, 2016, financing activities provided $4.3 million of cash, which included net proceeds of $4.3 million after underwriters' commissions and offering costs from the ATM offerings completed in March 2016.
During the three months ended March 31, 2015, financing activities provided $139,000 of cash from the exercise of stock options.
As a result of the expense reductions made in 2015 and the structure and timing of the VTL-308 clinical trial, and assuming limited BLA-related activities and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $77.9 million as of March 31, 2016, combined with the net proceeds of $2.3 million received in April 2016 from our additional offerings pursuant to the ATM, will be sufficient to fund our operations into the first quarter of 2018. We anticipate raising additional funds prior to releasing topline data for the VTL-308 clinical trial. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in clinical trials, the timing of any possible filing of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs. To the extent we require additional funds in the future, we may raise funds pursuant to our shelf registration statement (including through the ATM), or we may seek to obtain additional funding through a combination of other equity or debt financings, government or other third-party financing, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of research and development and clinical trials related to the ELAD System or any future product candidates;

•	the cost and timing of scaling up and validating the manufacturing process for the ELAD System or any other product candidates for commercialization;

•	the cost and timing of commercialization activities, including reimbursement, marketing, sales and distribution costs, both before and after product approval (if any);

•	our ability to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the number and characteristics of any future product candidates we pursue;

•	the costs involved with being a public company including costs of securities litigation;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on the ELAD System and any future product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations and licensing arrangements. We do not expect to achieve revenue from product sales prior to the use of the net proceeds raised to date. We do not have any committed external source of funds. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and may be on terms that are not favorable to us or our stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. If we raise additional funds through collaborations and licensing arrangements with third parties, which we have no prior experience in, we may have to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs or clinical trials. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Any of these factors could harm our operating results.
Off-Balance Sheet Arrangements
Through March 31, 2016, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
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
During the first three months of 2016, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2016 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 requires management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to disclosure in the related notes. We adopted ASU 2014-15 beginning with the first quarter of fiscal year 2016.
In February 2016, the FASB issued ASU No. 2016-02, "Leases," or ASU 2016-02. ASU 2016-02 will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption of ASU 2016-02 as of its issuance is permitted. We expect to adopt ASU-2016-02 in 2019. Substantially all of our currently existing leases expire prior to 2019 unless extended.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09. ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption of ASU 2016-09 as of its issuance is permitted. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We are currently evaluating the impact that adopting ASU 2016-09 will have on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March  8, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Securities Litigation
On December 2, 2015, a putative securities class action complaint was filed in the U.S. District Court for the Southern District of California, captioned Patrick A. Griggs v. Vital Therapies, Inc., et al., No. 3:15-cv-02700-JLS-NLS. On December 30, 2015, a substantially similar complaint was filed in the same court, captioned Alicia Beach Halverstadt v. Vital Therapies, Inc., et al., No. 3:15-cv-02951-JLS-NLS. The complaints name as defendants Vital Therapies, Inc., Terry Winters, and Michael V. Swanson for allegedly misrepresenting material facts and/or misleading investors about the interconnection between our three clinical trials, the independent significance of each clinical trial, and the potential effects of the failure of one of the clinical trials on the others. The complaints are filed on behalf of all persons who purchased or otherwise acquired Vital Therapies stock between April 17, 2014 through August 21, 2015, inclusive. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief. On February 1, 2016, putative shareholders and class members Kaktrale Austin, Sumesh Kumar, and Nelson Than moved for appointment as lead plaintiff and approval of choice of counsel. Kaktrale Austin and Sumesh Kumar also moved to consolidate the complaints into a single action. Sumesh Kumar and Nelson Than withdrew their motions for appointment as lead plaintiff on February 23, 2016, and March 3, 2016, respectively. On May 2, 2016, the court entered an order granting plaintiff Kaktrale Austin’s motion for consolidation and appointing plaintiff Kaktrale as lead plaintiff and his counsel as lead counsel. The consolidated action is captioned In re Vital Therapies, Inc. Securities Litigation, No. 15-CV-2700 JLS (NLS). The court also set a deadline of June 1, 2016 for lead plaintiff to file an amended complaint and ordered Vital Therapies, Inc. and Messrs. Winters and Swanson to respond to the amended complaint within thirty days of its filing. We intend to defend the securities lawsuit vigorously. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action. Accordingly, we have not accrued any liability associated with this action. We are expensing legal costs associated with defending this litigation as the costs are incurred.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. Before deciding to invest in our company or deciding to maintain or increase your investment, you should consider carefully the risks and uncertainties described below. The risks and uncertainties described below and in our other filings with the SEC are not the only ones we face. If one or more of the following risks are realized, our business, financial condition and results of operations and prospects could be materially and adversely affected. In that event, the market price for our common stock could decline, and you may lose your entire investment.
Risks Related to Our Business
We have designed a new phase 3 clinical trial for ELAD® based on the results of pre-specified and post-hoc analyses of our VTI-208 trial that has no assurance of success and may fail. Since ELAD is our sole product candidate, failure of this new trial could result in failure of the company.

In August 2015, we announced that the ELAD System, our sole product candidate, failed to meet its primary and secondary endpoints in our VTI-208 phase 3 clinical trial. Following this announcement, we discontinued our VTI-210 and VTI-212 clinical trials and began a series of pre-specified and post-hoc analyses of the VTI-208 data to determine if there was a basis for continuing the development of the ELAD System. Based on these analyses, we prepared a preliminary protocol for a new clinical trial, VTL-308, incorporating changes based on clinically relevant trends we observed in subset data from the VTI-208 clinical trial, including limits on subjects' age, Model for End-stage Liver Disease, or MELD, score and the three components of MELD score associated with kidney dysfunction (creatinine), blood clotting dysfunction defined as international normalization ratio, or INR, and liver function (bilirubin). In November 2015, we received written responses from the U.S. Food and Drug Administration, or the FDA, to our Type C meeting request on the VTL-308 phase 3 clinical trial. At the FDA's suggestion, we have incorporated an event-driven feature into the trial design consistent with the primary endpoint of overall survival. Under the modified design, enrollment will continue until at least 150 subjects have been enrolled and 55 events have occurred, consistent with the event rate seen in the target subpopulation from VTI-208.
The design of or assumptions underlying our new VTL-308 clinical trial, including the inclusion and exclusion criteria, may prove to be incorrect or may not ultimately demonstrate statistical significance in overall survival over a control group. Further, even if statistical significance in overall survival is achieved, the results may not be accepted without a confirmatory study as the basis for the submission of a biologics license application, or BLA, to the FDA or for a similar filing with any other regulatory authority. For example, even if the VTL-308 clinical trial were to meet its primary endpoint under the contemplated design, the FDA or other regulatory authorities may still require an additional pivotal trial before granting market approval, which would require substantial additional time and funds in order to complete clinical development. If we are unsuccessful in our attempt to refocus our clinical development program, then we cannot continue with the development of the ELAD System, and we would need to undertake a review of potential business alternatives, which may include, but are not limited to, a merger or sale of the company or ceasing operations and winding down the business.
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
We are involved in pending securities litigation, and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
Following our announcement that the ELAD System, our sole product candidate, failed to meet its primary and secondary endpoints in our VTI-208 phase 3 clinical trial, we became the subject of lawsuits alleging securities law violations. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding these lawsuits, see Note 4, "Commitments and Contingencies," in the notes to the condensed consolidated financial statements.

We are a clinical-stage company with no approved products, which makes assessment of our future viability and performance difficult.
We are a clinical-stage company and we have no approved products or revenues from the sale of products. Our operations to date have been limited to organizing, staffing and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidate, and engaging in research and development. Our most recent clinical trials failed to reach both their primary and secondary endpoints or were terminated. We have not yet demonstrated an ability to obtain regulatory approval, manufacture products on a commercial scale, or conduct the sales and marketing activities necessary for successful product commercialization. As a result, there is limited information about us for investors to use when assessing our future viability and our potential to successfully develop product candidates, conduct clinical trials, manufacture our products on a commercial scale, obtain regulatory approval and profitably commercialize any approved products.
We are totally dependent upon the success of the ELAD System, our sole product candidate.
The ELAD System is designed to improve survival rates of patients with certain forms of liver failure resulting from hepatocellular insult. The ELAD System is a novel product candidate whose safety, efficacy and other attributes have not been demonstrated in well-designed, large scale, clinical trials and are not fully understood. As a cell-based therapy, the ELAD System’s mechanism-of-action is complex, and we cannot be certain that our currently-targeted indication of alcohol-induced liver decompensation, or AILD, which includes severe acute alcoholic hepatitis, or sAAH, in the U.S. and Europe, and viral hepatitis (predominantly hepatitis B) in China represent suitable applications for the ELAD System, or even ones where the ELAD System therapy can or will ultimately be shown to be safe and effective in well-designed phase 3 clinical trials necessary to support regulatory approval in any jurisdiction. For example, our phase 3 trial in AILD, VTI-208, failed to reach both its primary and secondary endpoints. Finally, even if the ELAD System is proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization will be successful. If the ELAD System fails at any stage in our clinical trials or at the marketing stage, our business and operating results and financial condition will be materially and adversely affected.
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
If we are able to secure marketing approval, our commercial success will be determined by our ability to obtain acceptable pricing and reimbursement for the ELAD System.
Therapies such as the ELAD System are paid for primarily by private and government insurance, although in some markets payment may be made by private individuals and their families. Reimbursement policies and decisions for medical products is a highly bureaucratic, politicized and regulated process that includes consideration of factors such as cost effectiveness and meaningful patient benefit. Government and third-party payors are under great pressure to reduce costs. Furthermore, there are no therapies approved to restore liver function and the lack of an established reimbursement structure introduces additional uncertainty with regard to reimbursement for the ELAD System. Although we commissioned a report in 2013 from pricing study and reimbursement specialists that concluded we should target a commercial price between $150,000 and $275,000 for ELAD therapy in the U.S., we do not know whether this price is achievable or sustainable. Further, this report was prepared prior to the failure of the VTI-208 clinical trial, the discontinuation of our VTI-210 and VTI-212 clinical trials and prior to the commencement of a new phase 3 trial, all of which may result in a lower target commercial price if the report was recreated based on the additional information known to us. Although we do not expect to determine a target commercial price for ELAD therapy either within or outside of the U.S. until after completion of a successful clinical trial, we believe it may be difficult to sustain a commercial price outside of the U.S. at or above the commercial price in the U.S. In addition, we will have no control over the reimbursement or conditions that may be set by the government or private insurers, if any, assuming we are able to secure marketing approval for the ELAD System. In markets where payment will be made by private individuals and their families, such private payors may not be prepared to pay an acceptable price.
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
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of biologic products and medical devices. To achieve commercial success for the ELAD System, if and when we obtain marketing approval, we will need to establish a sales and marketing organization, and we are unable to predict how we will market the ELAD System. In the future, we expect to build a targeted sales, marketing, training and support infrastructure to market the ELAD System in the U.S. and Europe and to establish collaborations opportunistically to market, distribute and support the ELAD System outside of the U.S. and Europe. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel and personnel necessary to initially provide on-site device support and later device training to end-users is expensive and time consuming and could delay any product launch. If the commercial launch of the ELAD System is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, training and support personnel.

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
We are a clinical-stage company and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $9.6 million for the three months ended March 31, 2016 and $52.0 million and $47.7 million for the years ended December 31, 2015 and 2014, respectively. As of March 31, 2016, we had an accumulated deficit of $212.4 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods and we may need to raise additional capital.
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
We rely on information technology systems to keep financial records, maintain laboratory, clinical data and corporate records, communicate with staff and external parties and operate other critical functions. Despite the implementation of security measures, our internal computer systems, cloud-based systems and those used by our clinical investigators, clinical research organizations, or CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, cyber-attacks, terrorism, war, and telecommunication and electrical failures. The techniques that could be used to attack these computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these risks proactively or implement adequate preventative measures. While, to our knowledge, we have not experienced any significant system failure, theft of information, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical development or manufacturing activities. For example, the loss of clinical trial data from future clinical trials could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption, theft of information, or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the clinical development and any future development of the ELAD System could be delayed.
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
Any positive results from our prior clinical trials, including either statistical significance in some endpoints or trends towards statistical significance in other endpoints, should not be relied upon as evidence that our current or future clinical trials will necessarily succeed. While we believe that we have learned valuable lessons from the results of prior trials and have attempted to use these lessons to guide our design of VTL-308, there can be no guarantee that these lessons are correct or that we have effectively incorporated them into the design of VTL-308. For example, our primary endpoint in VTI-208 was based on the results of a subset of subjects in our VTI-206 clinical trial. Although that subset showed a trend toward increased survival up to at least study day ninety-one, it consisted of only 29 subjects. The FDA has noted its belief that this preliminary clinical evidence did not indicate that our product may demonstrate a substantial improvement over standard of care. We cannot provide any guarantee that our possible future clinical trials will provide statistically significant data sufficient to support regulatory approval.

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
If we have difficulty enrolling a sufficient number of subjects to conduct our clinical trials as planned or if enrolled subjects fail to complete the study or comply with our protocols, particularly with regard to follow-up appointments, the completion of our clinical trials will be delayed, and our business would be harmed.
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
The ELAD System bedside unit is based on a cardio-pulmonary bypass system that has been replaced with an updated system, and regulatory authorities may not view the systems as interchangeable, which could cause regulatory approvals to be significantly delayed.
The ELAD System bedside unit was originally based exclusively on the Sorin Stöckert Perfusion System S3 Double Head Pump Module, a medical device indicated for use during cardio-pulmonary bypass surgery. All or part of our early clinical trials were carried out using an ELAD System bedside unit based on Sorin’s S3 system. However, Sorin stopped selling the S3 system and replaced it with an updated S5 system. We have carried out testing of an ELAD System bedside unit based on the S5 and we believe that the S3 and S5 systems are equivalent and interchangeable from a clinical and regulatory perspective. We have submitted information to both the U.S. and the European regulatory authorities to support equivalence. Both the S3 and S5 systems were used in our VTI-208 and VTI-210 clinical trials and both will also be used in VTL-308. There can be no assurance that regulatory authorities will continue to view the S3 and S5 systems interchangeably, or that Sorin will cooperate with us or provide us with the documentation necessary for inclusion in a BLA submission, if any, which would be required to obtain regulatory approval of our ELAD System. If regulatory authorities do not view the S3 and S5 systems as equivalent, or Sorin fails to provide the information necessary for inclusion in our regulatory filings, approval of our ELAD System may be significantly delayed or prevented.
One of the ELAD System component suppliers is subject to an FDA consent decree which, if not lifted, would force us to find another supplier for these components.
One of the components of the ELAD System bedside unit is manufactured by Terumo Cardiovascular System, or Terumo. In March 2011, Terumo entered into a consent decree with the FDA which limited its ability to ship products from certain of its manufacturing facilities including the one that manufactures the component we use. We received notice from Terumo in March 2015 that although Terumo remains under its consent decree, all injunctive restrictions were lifted for the component used in the ELAD System. However, should Terumo not be able to fulfill the requirements of the consent decree, we will have to source these components from an alternative supplier. There is no guarantee that Terumo will be able to fulfill the requirements of the consent decree, or that an alternative supplier can be found that will agree to terms reasonably acceptable to us.

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
Likewise, our research into the potential mechanism of action for ELAD is ongoing, and although we are developing theories behind how ELAD may exert a clinical effect, the proposed mechanism of action remains unproven and may never be proven. ELAD’s mechanism of action appears complex, may involve numerous pathways and we may not succeed in ever elucidating the exact role of any given pathway. Moreover, our research on mechanism of action is based on laboratory studies, and needs correlation with in vivo studies and patient outcomes. Additional research, some of which is underway, is needed.
Risks Related to the ELAD System’s Future Commercialization
Our financial results may fluctuate unpredictably, making it difficult to forecast our future performance.
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
If the market size for the ELAD System is smaller than we anticipate, it could significantly and negatively impact our business, financial condition and results of operations.
It is very difficult to estimate the future commercial potential of the ELAD System due to factors such as changing standards of care, third-party payor reimbursement standards, ability of patients to meet co-payment amounts (if any), patient and physician preferences, the availability of competitive alternatives that may emerge, and indications for use (that may be based on, among other things, certain MELD scores, age ranges, or other factors). Further, the design of our VTL-308 clinical trial incorporates new limits on age, MELD score, creatinine, bilirubin and INR, thereby narrowing any potential future indication for use. If the ELAD System is approved for commercialization, these limitations may restrict the potential market size and opportunity for the ELAD System. For example, we have limited enrollment in VTL-308 to patients within restrictions on subjects’ age, MELD score and the three components of the MELD score. If we extrapolate the number of subjects in VTI-208 with those characteristics to the overall estimated AILD population, then the AILD population, of which sAAH is a subset, treatable by ELAD would be limited further, unless we are able to develop strategies to get patients into treatment before their MELD scores and some of the components of MELD rise above certain thresholds. Through our analysis of the proportion of sAAH subjects from VTI-208 that had the characteristics targeted in VTL-308, we did observe that roughly 60% of VTI-208 subjects were under the age of 50, which is the age limit in VTL-308, and that 90% of subjects were under the age of 60. If the potential eligible patient population is lower than anticipated, our business, financial condition and results of operations could be significantly and negatively impacted.
The human clinical trial results may not be representative of the results that are obtained after the ELAD System product launch.
Human clinical trials are very complicated undertakings and working with subjects in liver failure is particularly difficult because of the serious nature of the disease and the co-morbidities experienced by the subjects. Not enough is known about the function of the liver to understand the progression of liver disease and any single subject can react differently to the ELAD System therapy. This means that clinical trials done at different times in different groups of subjects may obtain different results. Safety risks not identified in our clinical trials may first appear after we obtain approval and commercialize the ELAD System. Any new post-marketing adverse events may significantly impact our ability to market the ELAD System and may require that we recall and discontinue commercialization of the product. Any of these events would harm our business.
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

Our key employees have a significant amount of know-how and experience in our company, and the loss of one or more of them could have a material and adverse effect on our operations. While we have taken steps to incentivize and to retain our employees, including the granting of stock options, paying competitive salaries and implementing appropriate bonus programs, these factors may not be enough to retain the key employees that we need.
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
Competitive products could be developed which would make the ELAD System obsolete.
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
Our future capital needs are uncertain, and we will need to raise additional funds in the future.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, and even more so after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
Under Section 107(b) of the JOBS Act, "emerging growth companies" can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail our company of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies."
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the 2016 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
We have and will continue to evaluate and test our system of internal control over financial reporting. If, during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective, which could result in a loss of investor confidence in the accuracy and completeness of our financial reports. This could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
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
In prior years, we had not maintained an effective control environment to ensure that the design and execution of our controls have consistently resulted in effective review of our financial statements and supervision by appropriate individuals. As a result of these factors, certain misstatements in our annual financial statements for periods prior to becoming a public company were identified and brought to the attention of management by our independent registered public accounting firm for correction. We and our independent registered public accounting firm concluded that these control deficiencies constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, indicates that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $2.81 to $35.20, through April 30, 2016. Our announcement that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on current and past clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.
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
Sale of a substantial number of shares of our common stock by existing stockholders or by us may cause the price of our common stock to decline.
Sales of a substantial number of shares of our common stock into the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
In May 2015, we filed a shelf registration statement that permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co., or the ATM. In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million from the sale of 6,272,727 shares of our common stock. Through April 2016, we raised gross proceeds of $6.9 million pursuant to the ATM leaving $158.6 million available under the shelf registration statement of which $68.1 million may be offered, issued and sold under the ATM as of April 30, 2016.
In addition, we have filed registration statements on Form S-8 registering a total of 4,452,521 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements, the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. As of March 31, 2016, options to purchase 2,771,815 shares of our common stock were exercisable.
Certain of our existing stockholders are also entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the U.S. Any additional sales of securities by these stockholders, or the expectation that such sales may occur, could have a material adverse effect on the trading price of our common stock and make it more difficult for investors to sell shares of our common stock.
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
Our officers, directors and principal stockholders and their affiliates collectively control approximately 25.1% of our outstanding common stock, and in particular, one stockholder and his affiliates control approximately 23.0% of our outstanding common stock as of March 31, 2016. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

We have broad discretion in the use of proceeds from our public offerings for working capital and general corporate purposes.
The net proceeds of our public offerings are being allocated to fund the continuing clinical development of the ELAD System and the remainder for working capital and other general corporate purposes. Our management has broad discretion over the use and investment of the net proceeds of our public offerings within those categories, and accordingly, investors will need to rely upon the judgment of our management with respect to the use of proceeds.
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
Date: May 9, 2016

VITAL THERAPIES, INC.

By:	/s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)