Form 10-Q
period 2016-06-30
VITAL THERAPIES INC
filed 2016-08-02
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock outstanding as of the close of business on July 31, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	31,540,861

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$73,598	$83,416
Restricted cash	239	533
Other current assets and prepaid expenses	1,599	1,139
Total current assets	75,436	85,088
Property and equipment, net	3,014	3,809
Other assets	182	184
Total assets	$78,632	$89,081
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$887	$1,221
Accrued expenses	3,439	5,271
Other current liabilities	147	163
Total current liabilities	4,473	6,655
Long-term liabilities	12	101
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at June 30, 2016 and December 31, 2015; 31,539,111 and 30,473,083 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	295,977	285,098
Accumulated other comprehensive income	80	80
Accumulated deficit	(221,913)	(202,856)
Total stockholders’ equity	74,147	82,325
Total liabilities and stockholders’ equity	$78,632	$89,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$6,858	$11,545	$13,715	$23,299
General and administrative	2,688	3,533	5,487	6,597
Total operating expenses	9,546	15,078	19,202	29,896
Loss from operations	(9,546)	(15,078)	(19,202)	(29,896)
Other income:
Interest income	75	12	135	23
Other income (expense), net	3	(40)	10	9
Total other income	78	(28)	145	32
Net loss	$(9,468)	$(15,106)	$(19,057)	$(29,864)

Net loss per share, basic and diluted	$(0.30)	$(0.63)	$(0.62)	$(1.25)

Weighted-average common shares outstanding, basic and diluted	31,247,069	23,996,527	30,905,079	23,984,629
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(9,468)	$(15,106)	$(19,057)	$(29,864)
Other comprehensive income:
Foreign currency translation	—	(1)	—	(1)
Total comprehensive loss	$(9,468)	$(15,107)	$(19,057)	$(29,865)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(19,057)	$(29,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	984	622
Stock-based compensation	2,007	1,801
Other	1	2
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(478)	(921)
Accounts payable	(360)	(62)
Accrued expenses	(1,797)	(125)
Other liabilities	(83)	(76)
Net cash used in operating activities	(18,783)	(28,623)
Cash flows from investing activities:
Change in restricted cash	294	175
Proceeds from sale of equipment	2	—
Purchases of property and equipment	(165)	(1,980)
Net cash provided by (used in) investing activities	131	(1,805)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	8,823	—
Proceeds from exercise of stock options	32	186
Deferred financing costs	(20)	(51)
Net cash provided by financing activities	8,835	135
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net change in cash and cash equivalents	(9,818)	(30,292)
Cash and cash equivalents, beginning of period	83,416	102,238
Cash and cash equivalents, end of period	$73,598	$71,946
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in liabilities	$36	$64
Stock offering costs included in liabilities	$4	$141
Change in stock option early exercise repurchase liability	$23	$52
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of liver failure. Our product candidate, the ELAD® System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not recognized revenues from our planned principal operations. In August 2015, we reported that our VTI-208 phase 3 clinical trial of ELAD in alcohol-induced liver decompensation, or AILD, failed to reach its primary or secondary endpoints, although medically pertinent pre-specified subsets based on age and disease severity did show trends toward efficacy. Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we also discontinued our VTI-210 and VTI-212 clinical trials. We have begun opening sites and enrolling patients in our new phase 3 clinical trial of ELAD, known as VTL-308, in severe acute alcoholic hepatitis based on our analysis of the results of the VTI-208 clinical trial. Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties including the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval to commercialize ELAD and failure to secure additional funding to complete the clinical testing, development and commercialization of ELAD.
Unaudited Interim Financial Information
The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or any other future interim period or year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2016.
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
The unaudited interim condensed consolidated financial statements include the accounts of Vital Therapies, Inc. and its wholly-owned subsidiaries located in the United Kingdom and China, both of which are currently inactive. All intercompany accounts and transactions have been eliminated in consolidation. We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when acquired. Cash equivalents are stated at cost unless they are securities, in which case they are recorded at fair value, which approximates original cost.

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
The carrying value of cash and cash equivalents, restricted cash, other current assets and prepaid expenses, accounts payable and accrued expenses approximates fair value due to the short period of time to maturity.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not recognized any impairment losses through June 30, 2016.
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
Expected Term
The expected term represents the period of time that options are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have determined the expected life assumption for employee and director stock options using either the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, or the comparable average expected term utilizing those companies in the peer group as noted above. For consultant stock options, we estimate the expected term based on the period we expect each consultant to provide services to us.
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
Foreign Currency Translation and Transactions
The functional currency of each of our subsidiaries in the United Kingdom and China is the local currency. Assets and liabilities of the subsidiaries are translated at the rate of exchange at the balance sheet date. Expenses are translated at the average rate of exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations, which to date have not been significant.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2016 and December 31, 2015, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding as of June 30, 2015 are shares that were issued upon the early exercise of stock options and were subject to future vesting, which was a total of 14,087 shares. As of June 30, 2016, all exercised stock options were fully vested. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of options outstanding under our stock option plan and warrants for the purchase of common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of June 30,
	2016	2015
Options to purchase common stock	4,804,663	3,258,417
Warrants to purchase common stock	250,539	250,646
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, "Leases," or ASU 2016-02. ASU 2016-02 will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption of ASU 2016-02 as of its issuance is permitted. We expect to adopt ASU 2016-02 in 2019. The adoption of this guidance is expected to result in a significant increase in the total assets and liabilities reported on our condensed consolidated balance sheets.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09. ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption of ASU 2016-09 as of its issuance is permitted. This guidance may be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We expect to adopt ASU 2016-09 in 2017, and we do not anticipate this guidance to have a significant impact on our financial statements at the time of adoption.
3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	June 30, 2016	December 31, 2015
Manufacturing, clinical and laboratory equipment	$7,235	$7,040
Leasehold improvements	4,450	4,441
Computer equipment and software	197	129
Office furniture and equipment	113	135
Construction in progress	7	124
	12,002	11,869
Less: accumulated depreciation and amortization	(8,988)	(8,060)
Total	$3,014	$3,809
Depreciation and amortization expense was $490,000 and $328,000 for the three months ended June 30, 2016 and 2015, respectively and $984,000 and $622,000 for the six months ended June 30, 2016 and 2015, respectively.

Accrued Expenses
Accrued expenses consist of (in thousands):

	June 30, 2016	December 31, 2015
Accrued clinical and related costs	$1,749	$2,675
Accrued compensation and related taxes	1,339	2,165
Accrued other	351	431
Total	$3,439	$5,271
4. Commitments and Contingencies
Operating Leases
We lease office, manufacturing and research and development facilities and equipment under various non-cancellable operating lease agreements with expiration dates into 2017. Facility leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes and routine maintenance. Total rent, property taxes and routine maintenance expense under our operating leases was $226,000 and $193,000 for the three months ended June 30, 2016 and 2015, respectively and $443,000 and $418,000 for the six months ended June 30, 2016 and 2015, respectively.
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Current and long-term deferred rent totaled $147,000 and $12,000 at June 30, 2016, and $140,000 and $101,000 at December 31, 2015, respectively.
Legal Proceedings
Securities Litigation
On December 2, 2015, a putative securities class action complaint was filed against Vital Therapies, Inc., Terry Winters, and Michael V. Swanson in the U.S. District Court for the Southern District of California alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, captioned Patrick A. Griggs v. Vital Therapies, Inc., et al., No. 3:15-cv-02700-JLS-NLS. On December 30, 2015, a substantively similar complaint was filed in the same court, captioned Alicia Beach Halverstadt v. Vital Therapies, Inc., et al., No. 3:15-cv-02951-JLS-NLS. On February 1, 2016, putative shareholders and class members Kaktrale Austin, Sumesh Kumar, and Nelson Than moved for appointment as lead plaintiff and approval of choice of counsel. Kaktrale Austin and Sumesh Kumar also moved to consolidate the complaints into a single action. Sumesh Kumar and Nelson Than withdrew their motions for appointment as lead plaintiff on February 23, 2016, and March 3, 2016, respectively. On May 2, 2016, the court entered an order granting plaintiff Kaktrale Austin’s motion  for consolidation and appointing plaintiff Kaktrale Austin as lead plaintiff and his counsel as lead counsel. The consolidated action is captioned In re Vital Therapies, Inc. Securities Litigation, No. 15-CV-2700 JLS (NLS). The court also set a deadline of June 1, 2016 for the lead plaintiff to file an amended complaint and ordered Vital Therapies, Inc. and Messrs. Winters and Swanson to respond to the amended complaint within thirty days of its filing. On June 1, 2016, plaintiff Kaktrale Austin filed the amended complaint. The amended complaint, like the earlier complaints, is purportedly filed on behalf of all persons who purchased or otherwise acquired Vital Therapies, Inc. stock between April 17, 2014 through August 21, 2015, inclusive, and names as defendants Vital Therapies, Inc. and Messrs. Winters and Swanson. Also like the earlier complaints, the amended complaint alleges that Vital Therapies, Inc. and Messrs. Winters and Swanson violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by misrepresenting material facts and/or misleading investors about the interconnection between the Vital Therapies Inc. clinical trials, the independent significance of each clinical trial, and the potential effects of the failure of one clinical trial on the other. The amended complaint seeks certification as a class action, unspecified damages, and attorneys’ fees and costs. On July 1, 2016, the Vital Therapies Inc. and Messrs. Winters and Swanson filed a motion to dismiss the amended complaint, or the Motion to Dismiss. On July 6, 2016, the court entered an order directing plaintiff Kaktrale Austin to file an opposition to the Motion to Dismiss by August 4, 2016, and Vital Therapies, Inc. and Messrs. Winters and Swanson to file their reply in support of the Motion to Dismiss by August 18, 2016. A hearing on the Motion to Dismiss is scheduled for September 1, 2016. We intend to defend this securities lawsuit vigorously. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action. Accordingly, we have not accrued any liability associated with this action. We are expensing legal costs associated with defending this litigation as the costs are incurred.

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
5. Fair Value
The following fair value hierarchy tables present information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$71,712	$71,712	$—	$—

	Fair Value Measurement at December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$80,078	$80,078	$—	$—
There were no liabilities measured at fair value on a recurring basis as of June 30, 2016 or as of December 31, 2015.
We report the change in fair value during each period as a non-operating gain or loss. There were no transfers between Level 1, Level 2 or Level 3 for our assets during the six months ended June 30, 2016.
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
In the six months ended June 30, 2016, we raised gross proceeds of $9.2 million pursuant to the ATM, leaving $156.3 million available under the shelf registration statement, of which $65.8 million may be offered, issued and sold at a future date under the ATM. As of June 30, 2016, we had sold 1.1 million shares of our common stock at a weighted average price of $8.71 per share under the ATM. The net proceeds to us from these follow-on offerings were $8.8 million after deducting underwriter commissions of $276,000 and estimated offering expenses of $119,000.

Stock Reserved for Future Issuance
Shares reserved for future issuance at June 30, 2016 are as follows:

Number of Shares
Common stock options outstanding	4,804,663
Common stock options available for future grant	206,708
Common stock warrants	250,539
Total common shares reserved for future issuance	5,261,910
Stock Warrants
We issued warrants to purchase redeemable convertible preferred stock in connection with financing activities and for consulting services. In connection with the junior preferred stock financing in February 2012, all warrants to purchase Series B, Series C and Series D preferred stock converted to common stock warrants. We had warrants outstanding and exercisable for 250,539 and 250,646 shares of common stock as of June 30, 2016 and December 31, 2015, respectively, as all 107 of the Series B warrants expired during the quarter ended March 31, 2016.
The following table summarizes the outstanding warrants as of June 30, 2016:

	Warrants Outstanding	Exercise Price	Expiration Date
Series C	9,919	$147.91	11/20/2016
Series D	240,620	$92.99	9/25/2019
Total warrants outstanding	250,539
7. Stock Compensation Plans
Equity Incentive Plans
Our 2014 Equity Incentive Plan, or the 2014 Plan, became effective in April 2014 and replaced our 2012 Stock Option Plan, or the 2012 Plan, with respect to future awards. The 2014 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units to employees, directors and consultants.
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
Pursuant to such provisions, the number of shares available for issuance under the 2014 Plan was increased by 932,174 shares effective April 16, 2016. Shares available for grant under the 2014 Plan totaled 206,708 shares as of June 30, 2016.
Option grants under the 2014 Plan and the 2012 Plan generally vest over four years except for performance-based stock options. Our performance-based stock options will fully vest and become exercisable only on achievement of the performance conditions while the participant is a continuing service provider. Options generally expire ten years from the grant date (or earlier in accordance with the terms of the Plans and the related stock option agreement).
Options granted under our 2012 Plan are exercisable immediately, subject to a repurchase right that lapses as the option vests. Through June 30, 2016, options for the purchase of 74,970 shares of our common stock have been exercised prior to vesting, all of which were vested and not subject to repurchase as of June 30, 2016. We have not repurchased any shares related to these early exercises, and there was no repurchase liability as of June 30, 2016.

The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	3,716,520	$7.76
Granted	1,119,824	$8.25
Exercised	(8,098)	$3.92
Forfeited or expired	(23,583)	$13.81
Outstanding as of June 30, 2016	4,804,663	$7.85	7.80	$3,376,184
Options vested and expected to vest as of June 30, 2016	4,675,577	$7.83	7.75	$3,315,972
Options exercisable as of June 30, 2016	2,827,093	$7.73	6.58	$2,294,523
Stock-Based Compensation Expense
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2016 and 2015 was $5.81 and $16.60, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and to non-employees:

	Six Months Ended June 30,
	2016	2015
Employees:
Risk-free interest rate	1.7%	1.8% - 1.9%
Expected dividend yield	0%	0%
Expected volatility	77.1% - 83.4%	79.8% - 92.2%
Expected term of options (years)	6.0	5.9 - 6.0
Fair value of common stock	$8.17 - $8.97	$19.75 - $26.13
Non-employees:
Risk-free interest rate	0.5% - 1.4%	0.1% - 1.2%
Expected dividend yield	0%	0%
Expected volatility	76.9% - 97.0%	56.2% - 92.6%
Expected term of options (years)	0.5 - 5.5	0.3 - 4.8
Fair value of common stock	$6.20 - $9.07	$21.10 - $25.01
Total stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employees:
Research and development	$407	$287	$799	$538
General and administrative	568	541	1,099	868
Total	$975	$828	$1,898	$1,406
Non-employees:
Research and development	$31	$138	$94	$354
General and administrative	3	32	15	41
Total	$34	$170	$109	$395

As of June 30, 2016, there was $10.1 million and $530,000 of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, the expense to be recognized will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for employee and non-employee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 2.49 years and 2.65 years, respectively.

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
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of federal securities laws. Forward-looking statements, many of which are beyond our control, are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing biologics and devices that are safe and effective for use as human therapeutic products. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect” or similar expressions.
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
In the fourth quarter of 2015, we initiated a new phase 3 clinical trial in sAAH, referred to as VTL-308. VTL-308 is a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate the ELAD System in subjects with sAAH. It is based on pre-specified and post-hoc analyses of our VTI-208 phase 3 clinical trial in alcohol-induced liver decompensation, or AILD, of which sAAH is a subset. Although VTI-208 failed to reach either its primary or secondary endpoints, our analyses identified criteria for a group of subjects in which favorable survival trends were observed. The inclusion and exclusion criteria for the VTL-308 trial are based on these findings. We expect to enroll at least 150 subjects in VTL-308 at about 40 sites in the U.S. and Europe. As of July 31, 2016, we had enrolled eight subjects in VTL-308 and had 23 clinical sites open for enrollment.
Vital Therapies, Inc. was formed in May 2003 to acquire the assets of VitaGen (formerly Hepatix) in a bankruptcy proceeding. Our predecessor companies developed the ELAD System, completing two pilot trials and two randomized, controlled phase 1 and phase 2 trials predominantly in subjects with FHF, but failed to attract funds sufficient to continue development of the ELAD System. Beginning in June 2003, we refocused the company to pursue regulatory approval and commercialization of the ELAD System in China. In 2007, we completed a pivotal trial in subjects suffering from several forms of liver failure, principally viral hepatitis B, in China, and we submitted an application for marketing in China. Our application is still under review in China. However, based on our current understanding of the regulatory environment in China, we do not expect activity or approval by the regulatory authorities in China unless and until we have approval in the U.S.
We restarted our clinical program in the U.S. and Europe in 2008. We ran two phase 2 trials in forms of acute liver failure, and selected AILD and sAAH as indications for our phase 3 clinical trials in the U.S. and Europe. We also made significant improvements in the ELAD System's reusable delivery device and our proprietary production process, including (i) the incorporation of an updated version of the extracorporeal pumping unit with improved features, functionalities and reliability; (ii) new and improved cartridges for ultrafiltration, cell filters and the ELAD C3A cell cartridges; (iii) tubing sets optimized to recirculate smaller volumes of ultrafiltrate and blood through the system to reduce the risk of clotting and other potential adverse side effects; and (iv) improvements to our cell culture and growth processes to reduce cost and increase manufacturing efficiency and yield.
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
The VTI-208 study included 203 AILD subjects in the intention-to-treat, or ITT, population, with 96 and 107 subjects randomized to ELAD treatment and control (standard of care only) groups, respectively. In August 2015, we learned that the Kaplan-Meier analysis of the overall survival in the ITT population was not statistically different between the groups. Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we discontinued the VTI-210 and VTI-212 clinical trials, postponed most activities associated with the preparation for filing a biologics license application, or BLA, and reduced our workforce.

We have incurred net losses since inception of $221.9 million through June 30, 2016. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or accuracy of future expenses, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.
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

•
facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent, information systems, maintenance of facilities and equipment, and depreciation of fixed assets; and

•	other costs associated with research and regulatory activities.
We do not track our employee and facility-related research and development costs by clinical trial, as we use our employee and infrastructure resources across multiple clinical trials, and we believe the allocation of such costs would be arbitrary and would not provide a meaningful assessment.
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
Other Income
Interest Income
Our cash and cash equivalents are or have been invested primarily in money market funds, which generate a small amount of interest income, but in our opinion, provide liquidity and protection from loss of principal. We expect to continue to make similar investments with any additional financing proceeds while the funds await use in operations.

Comparison of the Three Months Ended June 30, 2016 and 2015
The following table summarizes our operating expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change
	2016	2015	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$6,858	$11,545	$(4,687)	(41)%
General and administrative	2,688	3,533	(845)	(24)%
Total operating expenses	$9,546	$15,078	$(5,532)	(37)%
The $4.7 million decrease in research and development expense during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 reflects a $4.0 million decrease in clinical trial and related consulting and manufacturing costs. We began subject enrollment and continued to incur site opening costs for our VTL-308 clinical trial in the three months ended June 30, 2016. The higher costs in the three months ended June 30, 2015 reflected costs associated with clinical trial monitoring, data management services and analytical services in preparation for the evaluation of our VTI-208 clinical results and costs for the opening of 25 sites and the enrollment of 10 subjects into our VTI-210 and VTI-212 clinical trials. These clinical trials were all completed or terminated in 2015. In addition, research and development-related salaries, stock-based compensation and related compensation costs decreased by $739,000 in the three months ended June 30, 2016, primarily as a result of the reduction in staff completed during the fourth quarter of 2015.
The $845,000 decrease in general and administrative expense during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was largely the result of a $435,000 reduction in general and administrative related salaries, stock-based compensation and related compensation costs in the three months ended June 30, 2016 primarily due to the reduction in staff completed in late 2015 and lower accruals for incentive compensation. In addition, travel and consulting related costs were lower by $233,000 and $118,000, respectively, in part reflecting reductions in costs in conjunction with the reduction in staff in 2015.
Comparison of the Six Months Ended June 30, 2016 and 2015
The following table summarizes our operating expenses for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Change
	2016	2015	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$13,715	$23,299	$(9,584)	(41)%
General and administrative	5,487	6,597	(1,110)	(17)%
Total operating expenses	$19,202	$29,896	$(10,694)	(36)%
The $9.6 million decrease in research and development expense during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 reflects an $8.5 million decrease in clinical trial and related consulting and manufacturing costs. We opened 20 sites during the six months ended June 30, 2016 and enrolled five subjects in the VTL-308 clinical trial. Higher costs in the six months ended June 30, 2015, reflected the opening of 37 sites and the enrollment of 34 subjects in the VTI-208, VTI-210 and VTI-212 clinical trials and costs associated with locking the database for and analysis of the VTI-208 clinical trial. In addition, research and development-related salaries, stock-based compensation and related compensation costs decreased by $1.2 million in the six months ended June 30, 2016, primarily as a result of the reduction in staff completed during the fourth quarter of 2015.
The $1.1 million decrease in general and administrative expense during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily the result of $336,000 and $300,000 of lower travel and consulting related costs, respectively, in part reflecting reductions in costs in conjunction with the reduction in staff in 2015. Base salaries and wages and bonus decreased by $597,000 during the six months ended June 30, 2016 as compared to the same period in 2015 also as a result of the reduction in staff completed in late 2015 and lower accruals for incentive compensation. These decreases were partially offset by increased stock-based compensation of $206,000 primarily due to the performance-based stock options that were granted in late 2015.

We expect our research and development costs to increase for the remainder of 2016 relative to the first half of 2016 subject to the timing of subject enrollment in the VTL-308 clinical trial during 2016. General and administrative costs may increase relative to the first half of 2016 in part due to legal costs that we expect to incur related to the lawsuits which are more fully described in Note 4, "Commitments and Contingencies," in the notes to the condensed consolidated financial statements.
Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $221.9 million through June 30, 2016. We expect that we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file with the SEC. Upon the effective date, the shelf registration statement permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co.
In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million from the sale of 6,272,727 shares of our common stock, which left $165.5 million available under the shelf registration statement, $75.0 million of which could be offered, issued and sold under the at-the-market sales agreement. However, through June 30, 2016, we raised gross proceeds of $9.2 million pursuant to the ATM, leaving $156.3 million available under the shelf registration statement, of which $65.8 million may be offered, issued and sold at a future date under the ATM. As of June 30, 2016, we have sold a total of 1.1 million shares of our common stock at a weighted average price of $8.71 per share under the ATM. The estimated net proceeds to us from the ATM were $8.8 million, after deducting underwriter commissions and estimated offering expenses.
As of June 30, 2016, we had cash and cash equivalents of approximately $73.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of June 30, 2016, such funds were held in cash and money market funds.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(In thousands) (unaudited)
Cash (used in) provided by:
Operating activities	$(18,783)	$(28,623)
Investing activities	131	(1,805)
Financing activities	8,835	135
Net cash used in operating activities
During the six months ended June 30, 2016, operating activities used $18.8 million of cash. The use of cash primarily related to our net loss of $19.1 million adjusted for non-cash charges of $2.0 million related to stock-based compensation and $984,000 related to depreciation and amortization, partially offset by a $2.7 million change in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2016 consisted primarily of a decrease of $2.2 million in accrued expenses and accounts payable and a decrease of $478,000 in other current assets and prepaid expenses. The decrease in accrued expenses and accounts payable was primarily attributable to the payout of 2015 bonuses and to payments to clinical sites related to the VTI-208 and VTI-210 clinical trials.

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
Investing Activities
During the six months ended June 30, 2016, net investing activities provided $131,000 of cash, including $294,000 from a decrease in restricted cash requirements relating to our clinical trials, partially offset by capital expenditures of $165,000 for facilities improvements and purchases of equipment for manufacturing and research and development.

During the six months ended June 30, 2015, investing activities used $1.8 million of cash, including $2.0 million in facilities improvements and purchases of equipment for manufacturing, research and development, less a decrease of $175,000 in restricted cash requirements relating to our clinical trials and the timing of patient enrollment.
Financing Activities
During the six months ended June 30, 2016, financing activities provided $8.8 million of cash, which included net proceeds of $8.8 million after underwriters' commissions and offering costs from the ATM offerings completed in the six months ended June 30, 2016.

During the six months ended June 30, 2015, financing activities provided $135,000 of cash consisting of $186,000 from the exercise of stock options, partially offset by $51,000 in deferred financing costs.
As a result of the expense reductions made in 2015 and the structure and timing of the VTL-308 clinical trial, and assuming limited BLA-related activities and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $73.6 million as of June 30, 2016, will be sufficient to fund our operations into the first quarter of 2018. We anticipate raising additional funds prior to releasing topline data for the VTL-308 clinical trial, which we currently anticipate in mid-2018. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in clinical trials, the timing of any possible filing of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs. To the extent we require additional funds in the future, we may raise funds pursuant to our shelf registration statement (including through the ATM), or we may seek to obtain additional funding through a combination of other equity or debt financings, government or other third-party financing, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements.
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
Off-Balance Sheet Arrangements
Through June 30, 2016, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
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
During the first six months of 2016, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2016 for a more complete discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, "Leases," or ASU 2016-02. ASU 2016-02 will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption of ASU 2016-02 as of its issuance is permitted. We expect to adopt ASU 2016-02 in 2019. The adoption of this guidance is expected to result in a significant increase in the total assets and liabilities reported on our condensed consolidated balance sheets.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09. ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption of ASU 2016-09 as of its issuance is permitted. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We expect to adopt ASU 2016-09 in 2017, and we do not anticipate this guidance to have a significant impact on our financial statements at the time of adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March  8, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Securities Litigation
On December 2, 2015, a putative securities class action complaint was filed against Vital Therapies, Inc., Terry Winters, and Michael V. Swanson in the U.S. District Court for the Southern District of California alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, captioned Patrick A. Griggs v. Vital Therapies, Inc., et al., No. 3:15-cv-02700-JLS-NLS. On December 30, 2015, a substantively similar complaint was filed in the same court, captioned Alicia Beach Halverstadt v. Vital Therapies, Inc., et al., No. 3:15-cv-02951-JLS-NLS. On February 1, 2016, putative shareholders and class members Kaktrale Austin, Sumesh Kumar, and Nelson Than moved for appointment as lead plaintiff and approval of choice of counsel. Kaktrale Austin and Sumesh Kumar also moved to consolidate the complaints into a single action. Sumesh Kumar and Nelson Than withdrew their motions for appointment as lead plaintiff on February 23, 2016, and March 3, 2016, respectively. On May 2, 2016, the court entered an order granting plaintiff Kaktrale Austin’s motion  for consolidation and appointing plaintiff Kaktrale Austin as lead plaintiff and his counsel as lead counsel. The consolidated action is captioned In re Vital Therapies, Inc. Securities Litigation, No. 15-CV-2700 JLS (NLS). The court also set a deadline of June 1, 2016 for the lead plaintiff to file an amended complaint and ordered Vital Therapies, Inc. and Messrs. Winters and Swanson to respond to the amended complaint within thirty days of its filing. On June 1, 2016, plaintiff Kaktrale Austin filed the amended complaint. The amended complaint, like the earlier complaints, is purportedly filed on behalf of all persons who purchased or otherwise acquired Vital Therapies, Inc. stock between April 17, 2014 through August 21, 2015, inclusive, and names as defendants Vital Therapies, Inc. and Messrs. Winters and Swanson. Also like the earlier complaints, the amended complaint alleges that Vital Therapies, Inc. and Messrs. Winters and Swanson violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by misrepresenting material facts and/or misleading investors about the interconnection between the Vital Therapies Inc. clinical trials, the independent significance of each clinical trial, and the potential effects of the failure of one clinical trial on the other. The amended complaint seeks certification as a class action, unspecified damages, and attorneys’ fees and costs. On July 1, 2016, the Vital Therapies Inc. and Messrs. Winters and Swanson filed a motion to dismiss the amended complaint, or the Motion to Dismiss. On July 6, 2016, the court entered an order directing plaintiff Kaktrale Austin to file an opposition to the Motion to Dismiss by August 4, 2016, and Vital Therapies, Inc. and Messrs. Winters and Swanson to file their reply in support of the Motion to Dismiss by August 18, 2016. A hearing on the Motion to Dismiss is scheduled for September 1, 2016. We intend to defend this securities lawsuit vigorously. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action. Accordingly, we have not accrued any liability associated with this action. We are expensing legal costs associated with defending this litigation as the costs are incurred.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. Before deciding to invest in our company or deciding to maintain or increase your investment, you should consider carefully the risks and uncertainties described below. The risks and uncertainties described below and in our other filings with the Securities and Exchange Commission, or SEC, are not the only ones we face. If one or more of the following risks are realized, our business, financial condition and results of operations and prospects could be materially and adversely affected. In that event, the market price for our common stock could decline, and you may lose your entire investment.
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
Following our announcement that the ELAD System, our sole product candidate, failed to meet its primary and secondary endpoints in our VTI-208 phase 3 clinical trial, we became the subject of a lawsuit alleging securities law violations. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to this lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this lawsuit, see Note 4, "Commitments and Contingencies," in the notes to the condensed consolidated financial statements.
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
The ELAD System is designed to improve survival rates of patients with certain forms of liver failure resulting from hepatocellular insult. The ELAD System is a novel product candidate whose safety, efficacy and other attributes have not been demonstrated in well-designed, large scale, clinical trials and are not fully understood. As a cell-based therapy, the ELAD System’s mechanism-of-action is complex, and we cannot be certain that our currently-targeted indication of severe acute alcoholic hepatitis, or sAAH, in the U.S. and Europe, and viral hepatitis (predominantly hepatitis B) in China represent suitable applications for the ELAD System, or even ones where the ELAD System therapy can or will ultimately be shown to be safe and effective in well-designed phase 3 clinical trials necessary to support regulatory approval in any jurisdiction. For example, our VTI-208 phase 3 trial in alcohol-induced liver decompensation, or AILD, which included many subjects with sAAH, failed to reach both its primary and secondary endpoints. Finally, even if the ELAD System is proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization will be successful. If the ELAD System fails at any stage in our clinical trials or at the marketing stage, our business and operating results and financial condition will be materially and adversely affected.

We cannot give any assurance that we will successfully complete the ELAD System’s clinical development, or that the ELAD System will receive regulatory approval in a timely fashion or at all.
We are subject to all of the uncertainties and complexities affecting a clinical-stage, combination product, biologic and medical device company. We have not successfully completed clinical development for any of the ELAD System’s potential indications in the U.S. or Europe where the ELAD System is regulated as a combination biologic and medical device, and a combined somatic cell Advanced Therapy Medicinal Product, respectively. We initiated a new phase 3 clinical trial, referred to as VTL-308, designed to establish the safety and efficacy of the ELAD System and to support approval in the U.S. and Europe. This clinical trial is expected to be performed in certain subjects with sAAH. Any additional indications we elect to pursue will require the initiation and completion of additional phase 3 clinical trials demonstrating safety and efficacy for each such indication. For example, even prior to our VTI-208 clinical trial, the FDA had noted its view that preliminary clinical evidence did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Since then, our VTI-208 clinical trial failed to meet both its primary and secondary endpoints. There is no guarantee that any future clinical trials will be completed in a timely fashion or will succeed. Our ability ultimately to reach profitability is critically dependent on our future success in obtaining regulatory approval for the ELAD System. However, there can be no assurance that any future clinical trials will be timely commenced, successful, or that regulators will approve the ELAD System in a timely manner, or at all.
If we fail to obtain regulatory approval in the U.S. and Europe, our business would be harmed.
We require regulatory approval for each indication we are seeking before we can market and sell the ELAD System in a particular jurisdiction for such indication. Our ability to obtain regulatory approval of the ELAD System depends on, among other things, successful completion of phase 3 clinical trials, and demonstrating efficacy with statistical significance and acceptable safety in humans. The results of our current clinical trial and any future clinical trials may not meet the FDA, the EMA or other regulatory agencies’ requirements to approve the ELAD System for marketing under any specific indication, and these regulatory agencies may also determine that our manufacturing processes or facilities are insufficient to support approval. For example, the FDA had previously noted its view that preliminary clinical evidence available prior to our VTI-208 clinical trial did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Additionally, the negative results of VTI-208 may bias the FDA, EMA and other regulatory authorities against the ELAD System. As such, we may need to conduct more clinical trials than we currently anticipate and upgrade our manufacturing processes and facilities, which may require significant additional time and expense and which could delay or prevent approval. If we fail to obtain regulatory approval in a timely manner, our commercialization of the ELAD System would be further delayed and our business would be harmed.
If we are able to secure marketing approval, our commercial success will be determined by our ability to obtain acceptable pricing and reimbursement for the ELAD System.
Therapies such as the ELAD System are paid for primarily by private and government insurance, although in some markets payment may be made by private individuals and their families. Reimbursement policies and decisions for medical products is a highly bureaucratic, politicized and regulated process that includes consideration of factors such as cost effectiveness and meaningful patient benefit. Government and third-party payors are under great pressure to reduce costs. Furthermore, there are no therapies approved to restore liver function and the lack of an established reimbursement structure introduces additional uncertainty with regard to reimbursement for the ELAD System. Although we commissioned a report in 2013 from pricing study and reimbursement specialists that concluded we should target a commercial price between $150,000 and $275,000 for ELAD therapy in the U.S., we do not know whether this price is achievable or sustainable. Further, this report was prepared prior to the failure of the VTI-208 clinical trial, the discontinuation of our VTI-210 and VTI-212 clinical trials and prior to the commencement of our new phase 3 trial, all of which may result in a lower target commercial price if the report was recreated based on the additional information known to us. Although we do not expect to determine a target commercial price for ELAD therapy either within or outside of the U.S. until after completion of a successful clinical trial, we believe it may be difficult to sustain a commercial price outside of the U.S. at or above the commercial price in the U.S. In addition, we will have no control over the reimbursement or conditions that may be set by the government or private insurers, if any, assuming we are able to secure marketing approval for the ELAD System. In markets where payment will be made by private individuals and their families, such private payors may not be prepared to pay an acceptable price.

If we are unable to implement our sales, marketing, distribution, training and support strategies in the U.S. and Europe or enter into agreements with third parties to perform these functions in markets outside of the U.S. and Europe, we will not be able to effectively commercialize the ELAD System and may not reach profitability.
Our technology is new and complex, and potential customers will have limited knowledge of, or experience with, the ELAD System. In addition, we have no ELAD System-related sales and marketing experience either domestically or abroad. We have not commercialized the ELAD System anywhere. Our commercial success will depend on our ability to market and receive adequate reimbursement for the ELAD System. This success will also depend on our ability to obtain and maintain adequate pricing for the ELAD System.
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of biologic products and medical devices. To achieve commercial success for the ELAD System, if and when we obtain marketing approval, we will need to establish a sales and marketing organization, and we are unable to predict how we will market the ELAD System. In the future, we expect to build a targeted sales, marketing, training and support infrastructure to market the ELAD System in the U.S. and Europe and to establish collaborations with third parties to market, distribute and support the ELAD System outside of the U.S. and Europe. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel and personnel necessary to initially provide on-site device support and later device training to end-users is expensive and time consuming and could delay any product launch. If the commercial launch of the ELAD System is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, training and support personnel.
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
We are a clinical-stage company and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $19.1 million for the six months ended June 30, 2016 and $52.0 million and $47.7 million for the years ended December 31, 2015 and 2014, respectively. As of June 30, 2016, we had an accumulated deficit of $221.9 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods and we may need to raise additional capital.
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

Risks Related to the ELAD System’s Clinical Development
We have limited experience in conducting pivotal clinical trials used to support regulatory approval, and our prior clinical trials of the ELAD System did not demonstrate a statistically significant improvement in survival, the primary endpoint that is needed to support regulatory approval.
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
We designed VTI-208 and VTI-210 in accordance with input provided by regulatory authorities that we must demonstrate a statistically significant improvement in a survival endpoint. VTI-208 and VTI-210 included concurrent control subjects in a 1:1 ratio with treated subjects, and all subjects were to be included in the statistical analysis. Each study was designed to enroll subjects with an expected death rate of about 50% in 90 days without the ELAD System therapy. It was and is necessary to select subjects with high expected death rates in order to be able to determine whether the ELAD System has an effect on treated subjects and to help determine the number of subjects to enroll in a clinical trial in order to be able to achieve statistical significance. We monitor certain baseline characteristics of the subjects we are enrolling in our studies (such as age and MELD scores) to assess that the population characteristics are similar to prior studies in which death rates were in the target range. Although we have incorporated limits on age, MELD scores, creatinine, INR and bilirubin for VTL-308, there is no assurance that the revised parameters will be sufficient to predict survival. Additionally, there is no assurance that the inclusion and exclusion criteria for VTL-308, which will have the same primary and secondary endpoints as the VTI-208 clinical trial, will help the study show statistical significance, and it may be more difficult for us to find subjects with the narrower criteria, which could delay enrollment and increase the costs of VTL-308 beyond our current expectations. Moreover, if we do not succeed in selecting appropriate subjects or if the subjects we select do not progress as expected, we may not be able to demonstrate statistically significant efficacy of the ELAD System therapy necessary to gain approval.

Random variation or changes in standard of care could cause our clinical trials to be delayed and/or fail.
Regulatory authorities worldwide have adopted the standard that, to gain marketing approval, clinical trials should produce a result that has less than a 5% probability of being due to random variation. There is no assurance that our current or any of our possible future clinical trials will meet that standard. In addition, we have designed all of our clinical trials to be judged by a survival primary endpoint, which may be difficult to achieve for many reasons, including unanticipated survival rates of control subjects due to random variations, deficiencies in our exclusion and inclusion criteria, and the standard of care of the subjects, which may vary from site to site and country to country and is continuously evolving. For example, the FDA had expressed concern that the VTI-208 study may not have been adequately designed to provide convincing evidence of efficacy if there are significant differences in how the ELAD System subjects and controls are treated during the treatment period and after hospital discharge. VTL-308 will bear the same risk. Variations in length of hospital stay, rates of hospital re-admission, alcohol recidivism rates, nutritional support, and concomitant medications, which are not within our control, could significantly confound the study results and call into question whether any difference in survival is due to the ELAD System or to these factors. Moreover, evolution in the standard of care for the treatment of patients with acute forms of liver failure could make our trials difficult to enroll and interpret. For instance, the results of the Steroids or Pentoxifylline for Alcoholic Hepatitis (STOPAH) study funded by the UK National Institute for Health Research failed to demonstrate any significant benefit in the primary analysis of overall survival for subjects treated with either steroids, pentoxifylline or a combination of the two at one, three or twelve months, as compared with placebo. Any of these factors, which are beyond our control, could materially and adversely affect the results of any future phase 3 clinical trials and prevent us from gaining regulatory approval of our ELAD System therapy. In addition, even if the results of our clinical programs are positive, our inability to control or adequately account for these factors between treatment arms could cause the FDA or other regulatory authorities to determine that the results are not adequate, or must be reproduced in a confirmatory study, to support marketing approval.
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
Data from our clinical trials suggest that ELAD treatment should not be used in subjects with acute kidney injury (defined as a serum creatinine level of greater than or equal to 1.5 mg/dL). The use of extracorporeal systems such as ELAD may cause harm in patients with pre-existing kidney injury because these subjects are at an increased risk to develop fluid overload due to the renal impairment. Furthermore, ELAD treatment should be stopped if a patient develops any indication for renal replacement therapy, because patients with renal impairment are less likely to be able to tolerate the increased stresses associated with two extracorporeal devices requiring high venous flow rates.
Similarly, data from our prior clinical trials suggest that ELAD treatment should not be used in subjects with severe coagulopathy (problems with blood clotting, defined as an INR of greater than 2.5). The use of extracorporeal systems such as ELAD may cause harm in patients with preexisting severe coagulopathy because the circulation of blood outside the body can cause a depletion in circulating factors associated with the blood clotting cascade, and reductions in the number of circulating platelets in the blood which are required for the blood to clot properly. As a result, subjects on extracorporeal systems such as ELAD are at an increased risk to develop bleeding issues.

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
Our clinical trials must be conducted in accordance with regulations governing clinical studies, and are subject to oversight by the FDA, foreign governmental agencies, ethics committees and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials may require large numbers of test subjects. Changes in regulatory requirements may occur at any time and we may need to amend clinical trial protocols to reflect such changes. In addition, we may voluntarily amend our protocols, as we did for our VTI-210 clinical trial. Amendments may require us to resubmit our clinical trial protocols to ethics committees or IRBs for reexamination, which may impact the costs, timing or successful completion of the underlying trial.
Our clinical trials may require amendment or be delayed, not approved, unsuccessful or terminated as a result of many factors, including:

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

•	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval; and

•	the negative results from VTI-208 could result in more stringent requirements being imposed by regulatory bodies and advisory groups.

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

One of the ELAD System component suppliers was subject to an FDA consent decree, which could have forced us to find another supplier for this component.
One of the components of the ELAD System bedside unit is manufactured by Terumo Cardiovascular System, or Terumo. In March 2011, Terumo entered into a consent decree with the FDA which limited its ability to ship products from certain of its manufacturing facilities including the one that manufactures the component we use. We received notice from Terumo in June 2016 that all restrictions listed in the 2011 consent decree were lifted. However, if we were unable to source the component we use from Terumo, we would have to source the component from an alternative supplier. There is no guarantee that an alternative supplier can be found that will agree to terms reasonably acceptable to us.
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
Likewise, our research into the potential mechanism of action for the ELAD System is ongoing, and although we are developing theories behind how the ELAD System may exert a clinical effect, the proposed mechanism of action remains unproven and may never be proven. The ELAD System's mechanism of action appears complex, may involve numerous pathways and we may not succeed in ever elucidating the exact role of any given pathway. Moreover, our research on mechanism of action is based on laboratory studies, and needs correlation with in vivo studies and patient outcomes. Additional research, some of which is underway, is needed.
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
It is very difficult to estimate the future commercial potential of the ELAD System due to factors such as changing standards of care, third-party payor reimbursement standards, ability of patients to meet co-payment amounts (if any), patient and physician preferences, the availability of competitive alternatives that may emerge, and indications for use (that may be based on, among other things, certain MELD scores, age ranges, or other factors). Further, the design of our VTL-308 clinical trial incorporates new limits on age, MELD score, creatinine, bilirubin and INR, thereby narrowing any potential future indication for use. If the ELAD System is approved for commercialization, these limitations may restrict the potential market size and opportunity for the ELAD System. For example, we have limited enrollment in the VTL-308 clinical trial to subjects within restrictions on subjects’ age, MELD score and the three components of the MELD score. If we extrapolate the number of subjects in VTI-208 with those characteristics to the overall estimated AILD population, then the AILD population, of which sAAH is a subset, treatable by the ELAD System would be limited further, unless we are able to develop strategies to get patients into treatment before their MELD scores and some of the components of MELD rise above certain thresholds. Through our analysis of the proportion of sAAH subjects from VTI-208 that had the characteristics targeted in VTL-308, we did observe that roughly 60% of VTI-208 subjects were under the age of 50, which is the age limit in VTL-308, and that 90% of subjects were under the age of 60. If the potential eligible patient population is lower than anticipated, our business, financial condition and results of operations could be significantly and negatively impacted.
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
The biotherapeutic and medical device industries are highly competitive, and we face potential competition from pharmaceutical, specialty pharmaceutical, medical device and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat liver failure, many companies, universities and research organizations are actively engaged in the discovery, research and development of potential therapies in this field. Several of these entities are engaged in research on cell-based approaches to liver failure. Although we are not aware of any ongoing human clinical trials involving potentially competitive product candidates, such trials could be taking place or could begin in the near future. While we are not aware of any company that is in human clinical trials with a human cell-based product for the treatment of liver failure, at least four companies have prior research work on various human hepatocyte cell lines including Exten Industries, Hepalife Technologies, Fresenius, and Hybrid Organ GmbH. In addition, the University College London and the University of Amsterdam and its spinout Hep-Art Medical Devices are actively pursuing animal research in this area. Several companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes. Recently, a group from the Mayo Clinic reported that they were filing for regulatory allowance with the FDA to conduct early stage clinical studies with a pig-cell based system designed for the treatment of liver failure. The exact status of the filing is unknown. Two commercially available liver dialysis systems, from Gambro and Fresenius, have undergone extensive clinical development, although both have failed to show an improvement in long-term survival among patients with liver failure. Both rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. In addition, there are several drugs available to treat symptoms associated with liver failure, including steroids, pentoxifylline and N-acetylcysteine. These three drugs, alone or in combination, are used frequently in patients with liver failure resulting from acute hepatocellular insult. While we are not aware of any of these other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure, it is possible that these trials are occurring without our knowledge, and that such a product may get to market much faster than we expect, and which could make the ELAD System obsolete.
The coverage and reimbursement status of new therapies is uncertain, and failure to obtain adequate coverage and reimbursement for the ELAD System therapy could limit our ability to generate revenue and become profitable.
There is significant uncertainty surrounding the third-party coverage and reimbursement of novel and newly approved therapies, particularly for indications for which there is no current effective treatment or the current standard of care is relatively inexpensive. Due to the novel nature of the ELAD System and the potential for it to offer therapeutic benefit after a single administration of continuous therapy lasting three to five days, we face additional uncertainty related to coverage and reimbursement. We will depend in large part on the availability of coverage and the establishment of adequate reimbursement levels for the ELAD System from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations. Although we believe that the single largest category of ELAD-appropriate patients are covered by private insurance, followed by Medicaid and then Medicare, this analysis is based on small numbers, may not be accurate and may change in the future.
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
We hold a patent in the U.S. which claims a method of using C3A cells to treat a patient’s blood, which we believe covers the ELAD System therapy. In addition, we have been granted another U.S. patent with claims covering an extracorporeal device configuration, which we believe includes our ELAD System, independent of the cell-type used. Foreign counterparts of these patents have been issued in Australia, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, the Philippines and Taiwan and remain under review in certain jurisdictions, including but not limited to Europe, Brazil, China, Hong Kong and India. In addition to these two U.S. patents, we hold three additional patents in the U.S. However, the lifespan of any one patent is limited and each of these patents will ultimately expire, and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover the entire ELAD System or treatment. Furthermore, even if our patents are held to be valid and of broadly enforceable scope, third parties may find legitimate ways to compete with the ELAD System by inventing around our patents to avoid claims of patent infringement. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and Europe where we hope to commercialize the ELAD System have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively enforce our patents would likely have a harmful impact on our ability to commercialize the ELAD System in these jurisdictions.
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
Risks Related to Our Capital Requirements and Finances
We may not realize sufficient cost savings from our workforce and cost reductions initiated in September 2015.
In September 2015, we instituted across the board expense reductions to conserve capital. We cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities. We will also need to effectively manage our operations and facilities. Following our workforce reduction, it is possible that our infrastructure may be inadequate to support our future efforts and business strategy or to maintain operational, financial and management controls and reporting systems and procedures. If we cannot successfully manage our operations, we may be unsuccessful in executing our business strategy.
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
In prior years, we had not maintained an effective control environment to ensure that the design and execution of our controls consistently resulted in effective review of our financial statements and supervision by appropriate individuals. As a result of these factors, certain misstatements in our annual financial statements for periods prior to becoming a public company were identified and brought to the attention of management by our independent registered public accounting firm for correction. We and our independent registered public accounting firm concluded that these control deficiencies constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, indicates that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $2.81 to $35.20, through July 31, 2016. Our announcement that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on current and past clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.
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
In May 2015, we filed a shelf registration statement that permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co., or the ATM. In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million from the sale of 6,272,727 shares of our common stock. Through June 30, 2016, we raised gross proceeds of $9.2 million pursuant to the ATM leaving $156.3 million available under the shelf registration statement of which $65.8 million may be offered, issued and sold under the ATM as of June 30, 2016.
In addition, we have filed registration statements on Form S-8 registering a total of 5,384,695 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements, the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. As of June 30, 2016, options to purchase 2,827,093 shares of our common stock were exercisable.
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
Our officers, directors and principal stockholders and their affiliates collectively control approximately 24.7% of our outstanding common stock, and in particular, one stockholder and his affiliates control approximately 22.6% of our outstanding common stock as of June 30, 2016. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

We have broad discretion in the use of proceeds from our public offerings for working capital and general corporate purposes and may not use them effectively.
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
Date: August 2, 2016

VITAL THERAPIES, INC.

By:	/s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)