Form 10-Q
period 2016-09-30
VITAL THERAPIES INC
filed 2016-11-03
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock outstanding as of the close of business on October 31, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	32,050,850

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$68,088	$83,416
Restricted cash	18	533
Other current assets and prepaid expenses	1,358	1,139
Total current assets	69,464	85,088
Property and equipment, net	2,922	3,809
Other assets	87	184
Total assets	$72,473	$89,081
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,193	$1,221
Accrued expenses	3,357	5,271
Other current liabilities	80	163
Total current liabilities	4,630	6,655
Long-term liabilities	83	101
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at September 30, 2016 and December 31, 2015; 31,948,855 and 30,473,083 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	299,768	285,098
Accumulated other comprehensive income	80	80
Accumulated deficit	(232,091)	(202,856)
Total stockholders’ equity	67,760	82,325
Total liabilities and stockholders’ equity	$72,473	$89,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$7,469	$9,646	$21,184	$32,945
General and administrative	2,770	2,689	8,257	9,286
Total operating expenses	10,239	12,335	29,441	42,231
Loss from operations	(10,239)	(12,335)	(29,441)	(42,231)
Other income:
Interest income	79	13	214	36
Other income (expense), net	(18)	22	(8)	31
Total other income	61	35	206	67
Net loss	$(10,178)	$(12,300)	$(29,235)	$(42,164)

Net loss per share, basic and diluted	$(0.32)	$(0.51)	$(0.94)	$(1.76)

Weighted-average common shares outstanding, basic and diluted	31,645,838	24,025,481	31,153,801	23,998,396
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(10,178)	$(12,300)	$(29,235)	$(42,164)
Other comprehensive income:
Foreign currency translation	—	(7)	—	(8)
Total comprehensive loss	$(10,178)	$(12,307)	$(29,235)	$(42,172)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(29,235)	$(42,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,404	947
Stock-based compensation	3,391	2,943
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(144)	(344)
Accounts payable	(120)	(397)
Accrued expenses	(1,890)	(1,562)
Other liabilities	(78)	(84)
Net cash used in operating activities	(26,672)	(40,661)
Cash flows from investing activities:
Change in restricted cash	515	523
Proceeds from sale of equipment	2	—
Purchases of property and equipment	(437)	(2,292)
Net cash provided by (used in) investing activities	80	(1,769)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	11,249	—
Proceeds from exercise of stock options	32	274
Deferred financing costs	(15)	(321)
Net cash provided by (used in) financing activities	11,266	(47)
Effect of exchange rate changes on cash and cash equivalents	(2)	(7)
Net change in cash and cash equivalents	(15,328)	(42,484)
Cash and cash equivalents, beginning of period	83,416	102,238
Cash and cash equivalents, end of period	$68,088	$59,754

Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in liabilities	$92	$29
Stock offering costs included in liabilities	$25	$110
Change in stock option early exercise repurchase liability	$23	$70
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of liver failure. Our product candidate, the ELAD® System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not recognized revenues from our planned principal operations. In August 2015, we reported that our VTI-208 phase 3 clinical trial of ELAD in alcohol-induced liver decompensation, or AILD, failed to reach its primary or secondary endpoints, although medically pertinent pre-specified subsets based on age and disease severity did show trends toward efficacy. Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we also discontinued our VTI-210 and VTI-212 clinical trials. We have begun opening sites and enrolling patients in our new phase 3 clinical trial of ELAD, known as VTL-308, in severe acute alcoholic hepatitis, which is a subset of AILD, based on our analysis of the results of the VTI-208 clinical trial. Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties including the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval to commercialize ELAD and failure to secure additional funding to complete the clinical testing, development and commercialization of ELAD.
Unaudited Interim Financial Information
The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or any other future interim period or year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2016.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not recognized any impairment losses through September 30, 2016.
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
Foreign Currency Translation and Transactions
The functional currency of each of our subsidiaries in the United Kingdom and China is the local currency. Assets and liabilities of the subsidiaries are translated at the rate of exchange at the balance sheet date. Expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations, which to date have not been significant.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2016 and December 31, 2015, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding as of September 30, 2015 are shares that were issued upon the early exercise of stock options and were subject to future vesting, which was a total of 28,361 shares. As of September 30, 2016, all exercised stock options were fully vested. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of options outstanding under our stock option plan and warrants for the purchase of common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of September 30,
	2016	2015
Options to purchase common stock	4,847,744	3,084,891
Warrants to purchase common stock	250,539	250,646
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
3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	September 30, 2016	December 31, 2015
Manufacturing, clinical and laboratory equipment	$7,241	$7,040
Leasehold improvements	4,451	4,441
Computer equipment and software	197	129
Office furniture and equipment	113	135
Construction in progress	328	124
	12,330	11,869
Less: accumulated depreciation and amortization	(9,408)	(8,060)
Total	$2,922	$3,809
Depreciation and amortization expense was $420,000 and $325,000 for the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and $947,000 for the nine months ended September 30, 2016 and 2015, respectively.

Accrued Expenses
Accrued expenses consist of (in thousands):

	September 30, 2016	December 31, 2015
Accrued clinical and related costs	$1,581	$2,675
Accrued compensation and related taxes	1,566	2,165
Accrued other	210	431
Total	$3,357	$5,271
4. Commitments and Contingencies
Operating Leases
We lease office, manufacturing and research and development facilities and equipment under various non-cancellable operating lease agreements with expiration dates into 2019. In August 2016, we entered into amendments to extend certain leases for office and research and development space to January 2019. Our facility leases generally provide for periodic rent increases and many contain escalation clauses. The amended leases do not include renewal options. Our leases require us to pay property taxes and routine maintenance.
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Total rent, property taxes and routine maintenance expense under our operating leases was $208,000 and $223,000 for the three months ended September 30, 2016 and 2015, respectively, and $655,000 and $692,000 for the nine months ended September 30, 2016 and 2015, respectively. Current and long-term deferred rent totaled $80,000 and $83,000 at September 30, 2016, and $140,000 and $101,000 at December 31, 2015, respectively.
Future minimum annual obligations under all non-cancellable operating lease commitments at September 30, 2016 are as follows (in thousands):

		Quarter Ending December 31,	Year Ending December 31,
	Total	2016	2017	2018	2019
Operating lease obligations	$1,698	$237	$771	$632	$58
Legal Proceedings
Securities Litigation
On December 2, 2015, a putative securities class action complaint was filed against Vital Therapies, Inc., Terry Winters, and Michael V. Swanson in the U.S. District Court for the Southern District of California alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, captioned Patrick A. Griggs v. Vital Therapies, Inc., et al., No. 3:15-cv-02700-JLS-NLS. On December 30, 2015, a substantively similar complaint was filed in the same court, captioned Alicia Beach Halverstadt v. Vital Therapies, Inc., et al., No. 3:15-cv-02951-JLS-NLS. On February 1, 2016, putative shareholders and class members Kaktrale Austin, Sumesh Kumar, and Nelson Than moved for appointment as lead plaintiff and approval of choice of counsel. Kaktrale Austin and Sumesh Kumar also moved to consolidate the complaints into a single action. Sumesh Kumar and Nelson Than withdrew their motions for appointment as lead plaintiff on February 23, 2016, and March 3, 2016, respectively. On May 2, 2016, the court entered an order granting plaintiff Kaktrale Austin’s motion  for consolidation and appointing plaintiff Kaktrale Austin as lead plaintiff and his counsel as lead counsel. The consolidated action was captioned In re Vital Therapies, Inc. Securities Litigation, No. 15-CV-2700 JLS (NLS). On June 1, 2016, plaintiff Kaktrale Austin filed an amended complaint. The amended complaint, like the earlier complaints, was purportedly filed on behalf of all persons who purchased or otherwise acquired Vital Therapies, Inc. stock from April 17, 2014 through August 21, 2015, inclusive, and named as defendants Vital Therapies, Inc. and Messrs. Winters and Swanson. Also like the earlier complaints, the amended complaint alleged that Vital Therapies, Inc. and Messrs. Winters and Swanson violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by misrepresenting material facts and/or misleading investors about the interconnection between the Vital Therapies Inc. clinical trials, the independent significance of each clinical trial, and the potential effects of the failure of one clinical trial on the other. The amended complaint sought certification as a class action, unspecified damages, and attorneys’ fees and costs. On July 1, 2016, Vital Therapies Inc. and Messrs. Winters and Swanson

filed a motion to dismiss the amended complaint, or the Motion to Dismiss. In response to the Motion to Dismiss, the counsel for the plaintiff advised defendants’ counsel that the plaintiff had decided to dismiss the action. Accordingly, on August 4, 2016, the parties filed a joint stipulation to dismiss the action. On August 9, 2016, the court dismissed the action with prejudice as to the plaintiff.

Other Matters
Our industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as product liability. As a result, in the future, we may be involved in various legal proceedings from time to time. We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation that, if determined adversely to us, would have a material effect on our business, financial condition or results of operations.
5. Fair Value
The following fair value hierarchy tables present information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$65,641	$65,641	$—	$—

	Fair Value Measurement at December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$80,078	$80,078	$—	$—
There were no liabilities measured at fair value on a recurring basis as of September 30, 2016 or as of December 31, 2015. The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature.
We report the change in fair value during each period as a non-operating gain or loss. There were no transfers between Level 1, Level 2 or Level 3 for our assets during the nine months ended September 30, 2016.
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
In October 2015, we completed an additional follow-on public offering raising gross proceeds of $34.5 million leaving $165.5 million available under the shelf registration statement at December 31, 2015, $75.0 million of which could be offered, issued and sold under the ATM.
In the nine months ended September 30, 2016, we raised gross proceeds of $11.0 million pursuant to the ATM selling 1.3 million shares of our common stock at a weighted average price of $8.15 per share. The net proceeds to us from the ATM were $10.5 million after deducting underwriter commissions of $330,000 and estimated offering expenses of $148,000. At September 30, 2016, there was $154.5 million available under the shelf registration statement, of which $64.0 million may be offered, issued and sold at a future date under the ATM.

Private Placement of Common Stock
On August 11, 2016, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with a newly-appointed board member pursuant to which we agreed to issue and sell an aggregate of $700,000 of our common stock in a private placement of shares that have not been registered under the Securities Act of 1933, or the Securities Act, by reason of a specific exemption from the registration provisions of the Securities Act. On August 12, 2016, we sold 118,243 shares of common stock under the Securities Purchase Agreement at a price of $5.92 per share.
Stock Reserved for Future Issuance
Shares reserved for future issuance at September 30, 2016 are as follows:

Number of Shares
Common stock options outstanding	4,847,744
Common stock options available for future grant	163,627
Common stock warrants	250,539
Total common shares reserved for future issuance	5,261,910
Stock Warrants
We issued warrants to purchase redeemable convertible preferred stock in connection with financing activities and for consulting services. In connection with the junior preferred stock financing in February 2012, all warrants to purchase Series B, Series C and Series D preferred stock converted to common stock warrants. We had warrants outstanding and exercisable for 250,539 and 250,646 shares of common stock as of September 30, 2016 and December 31, 2015, respectively, as all 107 of the Series B warrants expired during the quarter ended March 31, 2016.
The following table summarizes the outstanding warrants as of September 30, 2016:

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
Pursuant to such provisions, the number of shares available for issuance under the 2014 Plan was increased by 932,174 shares effective April 16, 2016. Shares available for grant under the 2014 Plan totaled 163,627 shares as of September 30, 2016.
Option grants under the 2014 Plan and the 2012 Plan generally vest over one or four years except for performance-based stock options. Our performance-based stock options will fully vest and become exercisable only on achievement of the performance conditions while the participant is a continuing service provider. Options generally expire ten years from the grant date or earlier in accordance with the terms of the Plans and the related stock option agreement.

Options granted under our 2012 Plan are exercisable immediately, subject to a repurchase right that lapses as the option vests. Through September 30, 2016, options for the purchase of 74,970 shares of our common stock have been exercised prior to vesting, all of which were vested and not subject to repurchase as of September 30, 2016. We did not repurchase any shares related to these early exercises, and there was no repurchase liability as of September 30, 2016.
The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	3,716,520	$7.76
Granted	1,186,999	$8.12
Exercised	(8,098)	$3.92
Forfeited or expired	(47,677)	$12.36
Outstanding as of September 30, 2016	4,847,744	$7.81	7.57	$3,294,290
Options vested and expected to vest as of September 30, 2016	4,736,526	$7.80	7.53	$3,244,500
Options exercisable as of September 30, 2016	2,896,618	$7.80	6.40	$2,262,963
Stock-Based Compensation Expense
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2016 and 2015 was $5.73 and $15.35, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and to non-employees:

	Nine Months Ended September 30,
	2016	2015
Employees:
Risk-free interest rate	1.6% - 1.7%	1.8% - 1.9%
Expected dividend yield	0%	0%
Expected volatility	77.1% - 86.2%	74.1% - 92.2%
Expected term of options (years)	6.0	5.9 - 6.0
Fair value of common stock	$5.92 - $8.97	$18.87 - $26.71
Non-employees:
Risk-free interest rate	0.5% - 1.4%	0.1% - 1.6%
Expected dividend yield	0%	0%
Expected volatility	76.9% - 97.0%	56.2% - 92.6%
Expected term of options (years)	0.2 - 5.5	0.3 - 6.0
Fair value of common stock	$6.12 - $9.07	$4.04 - $25.01
Total stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employees:
Research and development	$492	$529	$1,291	$1,080
General and administrative	835	537	1,934	1,405
Total	$1,327	$1,066	$3,225	$2,485
Non-employees:
Research and development	$56	$31	$150	$372
General and administrative	1	46	16	86
Total	$57	$77	$166	$458

As of September 30, 2016, there was $9.1 million and $442,000 of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, the expense to be recognized will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for employee and non-employee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 2.39 years and 2.45 years, respectively.
Note 8. Subsequent Event
In the period from October 1, 2016 through October 31, 2016, we sold an additional 101,995 shares of our common stock at a weighted average price of $6.09 per share under the ATM, leaving $153.9 million available under the shelf registration statement, $63.4 million of which may be offered, issued and sold at a future date under the ATM. Estimated net proceeds to us from these ATM offerings in the period from October 1, 2016 through October 31, 2016 were $602,000, after deducting underwriter commissions.
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
Forward-looking statements discuss matters that are not historical facts. Our forward-looking statements involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. In this Quarterly Report, for example, we make forward-looking statements, among others, regarding: the strategy, timing and conduct of our clinical trials, regulatory requirements and markets for the ELAD® System; financial estimates and projections; and the sufficiency of our capital resources to fund our operations.
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
Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof, except as required by law.

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
In the fourth quarter of 2015, we initiated a new phase 3 clinical trial in sAAH, referred to as VTL-308. VTL-308 is a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate the ELAD System in subjects with sAAH. It is based on pre-specified and post-hoc analyses of our VTI-208 phase 3 clinical trial in alcohol-induced liver decompensation, or AILD, of which sAAH is a subset. Although VTI-208 failed to reach either its primary or secondary endpoints, our analyses identified criteria for a group of subjects in which favorable survival trends were observed. The inclusion and exclusion criteria for the VTL-308 trial are based on these findings. We expect to enroll at least 150 subjects in VTL-308 at about 40 sites in the U.S. and Europe. As of October 31, 2016, we had enrolled 19 subjects in VTL-308 and had 31 clinical sites open for enrollment.
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
In early 2013, we began enrollment in our phase 3 clinical trial, VTI-208, in subjects with AILD and, in January 2015, completed enrollment of 203 subjects, the majority of whom were diagnosed with sAAH. During 2014, we initiated enrollment in a second phase 3 clinical trial, VTI-210, for subjects with sAAH, and a phase 2 clinical trial, VTI-212, for subjects with FHF or SILF. The VTI-210 trial was suggested by the European regulatory authority and was intended to include subjects who had failed conventional therapy and were therefore a sicker population than the VTI-208 subjects.
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

We have incurred net losses since inception of $232.1 million through September 30, 2016. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot accurately predict the timing or amount of future expenses, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.
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
We do not track our employee and facility-related research and development costs by clinical trial, as we have used our employee and infrastructure resources across multiple clinical trials, and we believe the allocation of such costs would be arbitrary and would not provide a meaningful assessment.
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
A change in any of these variables could result in a significant change in the costs and timing associated with the development of the ELAD System. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond what we currently anticipate will be required for the completion of clinical development of the ELAD System or if we experience significant delays in enrollment, we could be required to expend significant additional financial resources and time on the completion of the clinical development of the ELAD System. We also expect to incur an increase in operating costs related to certain tasks associated with the preparation of a BLA prior to the release of the results for the VTL-308 clinical trial. If we have a successful outcome from the VTL-308 clinical trial, we would expect to incur a significant increase in our operating costs related to the preparation of a BLA and the possible commercialization of the ELAD System.
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

Comparison of the Three Months Ended September 30, 2016 and 2015
The following table summarizes our operating expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
	2016	2015	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$7,469	$9,646	$(2,177)	(23)%
General and administrative	2,770	2,689	81	3%
Total operating expenses	$10,239	$12,335	$(2,096)	(17)%
The $2.2 million decrease in research and development expense during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 principally reflects a $2.4 million decrease in consulting and manufacturing costs related primarily to the VTI-208 clinical trial, which was completed in 2015. The higher consulting and manufacturing costs in the three months ended September 30, 2015 reflected costs associated with clinical trial monitoring, data management services and analytical services for the evaluation of our VTI-208 clinical results. The decrease in research and development expense was partially offset by an increase of $504,000 in costs related to site openings and subject enrollment in our VTL-308 clinical trial during the three months ended September 30, 2016. Other compensation costs also increased by $165,000 in the 2016 period as increases in salaries and accruals for incentive compensation exceeded severance costs related to a reduction in staff following the termination of our ongoing clinical trials in the 2015 period.
The $81,000 increase in general and administrative expense during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was largely the result of (i) $421,000 in higher accruals for incentive compensation as a result of a reduction in estimated incentive compensation in the third quarter of 2015 on the termination of our then ongoing clinical trials, and (ii) a $254,000 increase in stock-based compensation expense related to the performance options that were granted in the fourth quarter of 2015. These increases were partially offset by a $282,000 reduction in general and administrative salaries and severance costs in the three months ended September 30, 2016 primarily due to the reduction in staff in 2015. Costs for property and liability insurance also decreased by $109,000 in the three months ended September 30, 2016 as compared to the corresponding period in 2015.
Comparison of the Nine Months Ended September 30, 2016 and 2015
The following table summarizes our operating expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Change
	2016	2015	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$21,184	$32,945	$(11,761)	(36)%
General and administrative	8,257	9,286	(1,029)	(11)%
Total operating expenses	$29,441	$42,231	$(12,790)	(30)%
The $11.8 million decrease in research and development expense during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 reflects a $10.5 million decrease in clinical trial and related consulting and manufacturing costs. We opened 28 sites during the nine months ended September 30, 2016 and enrolled 17 subjects in the VTL-308 clinical trial. Higher costs in the nine months ended September 30, 2015, reflected the opening of 42 sites and the enrollment of 38 subjects in the VTI-208, VTI-210 and VTI-212 clinical trials and costs associated with locking the database for and analysis of the VTI-208 clinical trial. In addition, research and development-related salaries and related compensation costs decreased by $1.3 million in the nine months ended September 30, 2016, primarily as a result of the reduction in staff and the recording of related severance costs in the third quarter of 2015.

The $1.0 million decrease in general and administrative expense during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily the result of $549,000, $372,000 and $135,000 of lower salaries, consulting and travel costs, respectively, in part reflecting reductions in costs in conjunction with the reduction in staff completed in the fourth quarter of 2015. The decrease was also driven by a $214,000 reduction in audit and accounting fees and a $121,000 reduction in insurance costs. These decreases were partially offset by increased stock-based compensation of $459,000 primarily due to performance-based stock options that were granted in the fourth quarter of 2015. In addition, legal expenses increased by $228,000 in 2016 principally reflecting costs associated with securities litigation that was recently dismissed.
We expect our research and development costs to increase for the fourth quarter of 2016 relative to the first three quarters of 2016 subject to the timing of subject enrollment in the VTL-308 clinical trial during 2016. We expect general and administrative costs to remain relatively constant for the fourth quarter of 2016 as compared to the first three quarters of 2016.
Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $232.1 million through September 30, 2016. We expect that we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file with the SEC. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co.
In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million from the sale of 6,272,727 shares of our common stock, which left $165.5 million available under the shelf registration statement, $75.0 million of which could be offered, issued and sold under the at-the-market sales agreement. Through October 31, 2016, we raised gross proceeds of $11.6 million pursuant to the ATM, leaving $153.9 million available under the shelf registration statement, of which $63.4 million may be offered, issued and sold at a future date under the ATM. As of October 31, 2016, we have sold a total of 1.5 million shares of our common stock at a weighted average price of $8.01 per share under the ATM. Through October 31, 2016, the estimated net proceeds to us from the ATM were $11.1 million, after deducting underwriter commissions and estimated offering expenses.
As of September 30, 2016, we had cash and cash equivalents of approximately $68.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of September 30, 2016, such funds were held in cash and money market funds.
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(26,672)	$(40,661)
Investing activities	80	(1,769)
Financing activities	11,266	(47)

Net cash used in operating activities
During the nine months ended September 30, 2016, operating activities used $26.7 million of cash. The use of cash primarily related to our net loss of $29.2 million adjusted for non-cash charges of $3.4 million related to stock-based compensation and $1.4 million related to depreciation and amortization, partially offset by a $2.2 million change in our operating assets and liabilities. Changes in our operating assets and liabilities during the nine months ended September 30, 2016 consisted primarily of a decrease of $2.0 million in accrued expenses and accounts payable and an increase of $144,000 in other current assets and prepaid expenses. The decrease in accrued expenses and accounts payable was primarily attributable to the payout of 2015 bonuses and the reduction in amounts due to clinical sites for our VTI-208, VTI-210 and VTI-212 clinical trials, partially offset by increases in amounts due for our VTL-308 clinical trial.
During the nine months ended September 30, 2015, operating activities used $40.7 million of cash. The use of cash primarily related to our net loss of $42.2 million adjusted for non-cash charges of $2.9 million related to stock-based compensation and $947,000 related to depreciation and amortization, partially offset by a $2.4 million change in our operating assets and liabilities. Changes in our operating assets and liabilities during the nine months ended September 30, 2015 consisted primarily of a decrease of $1.6 million in accrued expenses, a decrease of $397,000 in accounts payable, and an increase of $344,000 in prepaid expenses. The decrease in accrued expenses was primarily attributable to a decrease of $1.1 million in the bonus accrual as a result of the failure of the VTI-208 clinical trial to reach its primary endpoint.
Investing Activities
During the nine months ended September 30, 2016, net investing activities provided $80,000 of cash, including $515,000 from a decrease in restricted cash requirements relating to our clinical trials and lease commitments, partially offset by capital expenditures of $437,000 for facilities improvements and purchases of equipment for manufacturing and research and development.
During the nine months ended September 30, 2015, investing activities used $1.8 million of cash, including $2.3 million for facilities improvements and purchases of equipment for manufacturing, research and development, offset by $523,000 from a decrease in restricted cash requirements relating to our clinical trials and the timing of subject enrollment.
Financing Activities
During the nine months ended September 30, 2016, financing activities provided $11.3 million of cash, which included net proceeds of $11.2 million after underwriters' commissions and offering costs from the ATM offerings and the private placement completed in the nine months ended September 30, 2016.
During the nine months ended September 30, 2015, financing activities used $47,000 of cash consisting of $321,000 for deferred financing costs, partially offset by $274,000 received from the exercise of stock options.
As a result of the expense reductions made in 2015, the structure and timing of the VTL-308 clinical trial, assuming limited BLA-related activities and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $68.1 million as of September 30, 2016, combined with the net proceeds of $602,000 received in the period from October 1, 2016 through October 31, 2016 from our additional offerings pursuant to the ATM, will be sufficient to fund our operations through the first quarter of 2018. We anticipate raising additional funds prior to releasing topline data for the VTL-308 clinical trial, which we currently anticipate in mid-2018. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in our clinical trials, the timing of any possible filing of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs. To the extent we require additional funds in the future, we may raise funds pursuant to our shelf registration statement (including through the ATM), or we may seek to obtain additional funding through a combination of other equity or debt financings, government or other third-party financing, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements.

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
Off-Balance Sheet Arrangements
Through September 30, 2016, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
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
During the first nine months of 2016, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2016 for a more complete discussion of our critical accounting policies and estimates.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures during the nine months ended September 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures during the nine months ended September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Securities Litigation
On December 2, 2015, a putative securities class action complaint was filed against Vital Therapies, Inc., Terry Winters, and Michael V. Swanson in the U.S. District Court for the Southern District of California alleging violations of Sections 10(b)

and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, captioned Patrick A. Griggs v. Vital Therapies, Inc., et al., No. 3:15-cv-02700-JLS-NLS. On December 30, 2015, a substantively similar complaint was filed in the same court, captioned Alicia Beach Halverstadt v. Vital Therapies, Inc., et al., No. 3:15-cv-02951-JLS-NLS. On February 1, 2016, putative shareholders and class members Kaktrale Austin, Sumesh Kumar, and Nelson Than moved for appointment as lead plaintiff and approval of choice of counsel. Kaktrale Austin and Sumesh Kumar also moved to consolidate the complaints into a single action. Sumesh Kumar and Nelson Than withdrew their motions for appointment as lead plaintiff on February 23, 2016, and March 3, 2016, respectively. On May 2, 2016, the court entered an order granting plaintiff Kaktrale Austin’s motion  for consolidation and appointing plaintiff Kaktrale Austin as lead plaintiff and his counsel as lead counsel. The consolidated action was captioned In re Vital Therapies, Inc. Securities Litigation, No. 15-CV-2700 JLS (NLS). On June 1, 2016, plaintiff Kaktrale Austin filed an amended complaint. The amended complaint, like the earlier complaints, was purportedly filed on behalf of all persons who purchased or otherwise acquired Vital Therapies, Inc. stock from April 17, 2014 through August 21, 2015, inclusive, and named as defendants Vital Therapies, Inc. and Messrs. Winters and Swanson. Also like the earlier complaints, the amended complaint alleged that Vital Therapies, Inc. and Messrs. Winters and Swanson violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by misrepresenting material facts and/or misleading investors about the interconnection between the Vital Therapies Inc. clinical trials, the independent significance of each clinical trial, and the potential effects of the failure of one clinical trial on the other. The amended complaint sought certification as a class action, unspecified damages, and attorneys’ fees and costs. On July 1, 2016, Vital Therapies Inc. and Messrs. Winters and Swanson filed a motion to dismiss the amended complaint, or the Motion to Dismiss. In response to the Motion to Dismiss, the counsel for the plaintiff advised defendants’ counsel that the plaintiff had decided to dismiss the action. Accordingly, on August 4, 2016, the parties filed a joint stipulation to dismiss the action. On August 9, 2016, the court dismissed the action with prejudice as to the plaintiff.
Other Matters
Our industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as product liability. As a result, in the future, we may be involved in various legal proceedings from time to time. We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation that, if determined adversely to us, would have a material effect on our business, financial condition or results of operations.
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

The design of and assumptions underlying our new VTL-308 clinical trial, including the inclusion and exclusion criteria, may prove to be incorrect or may not ultimately demonstrate statistical significance in overall survival over a control group. Further, even if statistical significance in overall survival is achieved, the results may not be accepted without a confirmatory study as the basis for the submission of a biologics license application, or BLA, to the FDA or for a similar filing with any other regulatory authority. For example, even if the VTL-308 clinical trial were to meet its primary endpoint under the contemplated design, the FDA or other regulatory authorities may still require an additional pivotal trial before granting market approval, which would require substantial additional time and funds in order to complete clinical development. If we are unsuccessful in our attempt to refocus our clinical development program, then we cannot continue with the development of the ELAD System, and we would need to undertake a review of potential business alternatives, which may include, but are not limited to, a merger or sale of the company or ceasing operations and winding down the business.
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
We are a clinical-stage company and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $29.2 million for the nine months ended September 30, 2016 and $52.0 million and $47.7 million for the years ended December 31, 2015 and 2014, respectively. As of September 30, 2016, we had an accumulated deficit of $232.1 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods and we may need to raise additional capital.
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
In the recent past, we have been involved in securities litigation, and defending against such litigation or an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
Our industry is characterized by frequent claims and litigation, including claims regarding patent or other intellectual property rights as well as product liability. Following our announcement that the ELAD System, our sole product candidate, failed to meet its primary and secondary endpoints in our VTI-208 phase 3 clinical trial, we became the subject of a lawsuit alleging securities law violations. Although this litigation was dismissed, this type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to a lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
Our clinical trials must be conducted in accordance with regulations governing clinical studies, and are subject to oversight by the FDA, foreign governmental agencies, ethics committees and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials may require large numbers of test subjects. Changes in regulatory requirements may occur at any time, and we may need to amend clinical trial protocols to reflect such changes. In addition, we may voluntarily amend our protocols, as we did for our VTI-210 clinical trial. Amendments may require us to resubmit our clinical trial protocols to ethics committees or IRBs for reexamination, which may impact the costs, timing or successful completion of the underlying trial.
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
Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity or that they do not comply with regulatory standards and requirements. Misconduct or non-compliance by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate (1) FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, (2) quality standards, including Good Laboratory Practices, or GLP, Good Clinical Practice, or GCP, and cGMP, (3) federal and state healthcare fraud and abuse laws and regulations, (4) laws that require the reporting of true and accurate financial information and data (5) securities laws and regulations or (6) the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. Sales, marketing and business arrangements in the healthcare industry are also subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. We may fail to identify and deter misconduct or non-compliance by employees and third parties, or the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of changes to or even the halt of our clinical trials or clinical manufacturing or civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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
The ELAD System bedside unit was originally based exclusively on the Sorin Stöckert Perfusion System S3 Double Head Pump Module, a medical device indicated for use during cardio-pulmonary bypass surgery. All or part of our early clinical trials were carried out using an ELAD System bedside unit based on Sorin’s S3 system. However, Sorin stopped selling the S3 system and replaced it with an updated S5 system. We have carried out testing of an ELAD System bedside unit based on the S5 and we believe that the S3 and S5 systems are equivalent and interchangeable from a clinical and regulatory perspective. We have submitted information to both the U.S. and the European regulatory authorities to support equivalence. Both the S3 and S5 systems were used in our VTI-208 and VTI-210 clinical trials and both will also be used in VTL-308. There can be no assurance that regulatory authorities will continue to view the S3 and S5 systems interchangeably, or that Sorin will cooperate with us or provide us with the documentation necessary for inclusion in a BLA submission, if any, which would be required to obtain regulatory approval of our ELAD System. If regulatory authorities do not view the S3 and S5 systems as equivalent, or Sorin fails to provide the information necessary for inclusion in our regulatory filings, approval of our ELAD System may be significantly delayed or prevented. In addition, we have been notified that Sorin will only support its S3 systems through 2017.  Accordingly, if our trial is successful, we would expect to commercialize ELAD with only the Sorin S5 system.
One of the ELAD System component suppliers was subject to an FDA consent decree, which could have forced us to find another supplier for this component.
One of the components of the ELAD System bedside unit is manufactured by Terumo Cardiovascular System, or Terumo. In March 2011, Terumo entered into a consent decree with the FDA which limited its ability to ship products from certain of its manufacturing facilities including the one that manufactures the component we use. We received notice from Terumo in June 2016 that all restrictions listed in the 2011 consent decree were lifted. However, if we were unable to source the component we use from Terumo, we would have to source the component from an alternative supplier. If Terumo or another component supplier has similar issues in the future, there is no guarantee that a qualified alternative supplier can be found that will agree to terms reasonably acceptable to us on a timely basis or at all.

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
In addition, as a result of the reduction in our workforce in the second half of 2015, we face an increased risk of employment litigation. Furthermore, while we have entered into employment letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. The failure of VTI-208 will likely make it more challenging to retain qualified personnel, and difficult to recruit personnel in the future, if necessary. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede our ability to identify and execute on our strategy.
Competitive products could be developed which would make the ELAD System obsolete.
The biotherapeutic and medical device industries are highly competitive, and we face potential competition from pharmaceutical, specialty pharmaceutical, medical device and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat liver failure, many companies, universities and research organizations are actively engaged in the discovery, research and development of potential therapies in this field. Several of these entities are engaged in research on cell-based approaches to liver failure. Although we are not aware of any ongoing human clinical trials involving potentially competitive cell-based product candidates, such trials could be taking place or could begin in the near future. While we are not aware of any company that is in human clinical trials with a human cell-based product for the treatment of liver failure, at least four companies have prior research work on various human hepatocyte cell lines including Exten Industries, Hepalife Technologies, Fresenius and Hybrid Organ GmbH. In addition, the University College London and the University of Amsterdam and its spinout Hep-Art Medical Devices are actively pursuing animal research in this area. Several companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes. Recently, a group from the Mayo Clinic reported that they were filing for regulatory allowance with the FDA to conduct early stage clinical studies with a pig-cell based system designed for the treatment of liver failure. The exact status of the filing is unknown. While we are not aware of any of these other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure, it is possible that these trials are occurring without our knowledge, and that such a product may get to market much faster than we expect.
Two commercially available liver dialysis systems, MARS from Baxter (formerly Gambro) and Prometheus from Fresenius, have undergone extensive clinical development. Another company, Hepa Wash GmbH has begun a limited market introduction of an albumin dialysis system in Europe, and HepaNet has introduced the OPAL system, an evolution of the MARS albumin dialysis system in Germany. All rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. To our knowledge none of these non-cellular systems has shown an improvement in long-term survival among patients with liver failure. It was also recently reported that a team from the Institute for Liver and Digestive Health, University College London and Yaqrit Ltd is planning to initiate a clinical trial in late 2016 in decompensated liver disease for a novel liver dialysis (non-bioartificial) system to be known as YAQ-002 incorporating albumin dialysis along with selective adsorption technology.
In addition, there are several drugs available to treat symptoms associated with liver failure, including steroids, pentoxifylline and N-acetylcysteine. These three drugs, alone or in combination, are used frequently in patients with liver failure resulting from acute hepatocellular insult. Gilead Sciences has initiated a phase 2 trial to evaluate the safety of a non-cellular, drug therapy known as GS-4997 in combination with a steroid named prednisolone, compared with prednisolone alone, in subjects with severe alcoholic hepatitis.

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
We may commercialize the ELAD System in countries where the business, economic and political climates are very different from those of the U.S. We may not be aware of some of these issues, and it may be difficult for a U.S. company to overcome these issues and ultimately become profitable. For instance, we completed our Chinese pivotal clinical trial in 2007 and submitted our data to the China FDA, or CFDA, showing a statistically significant improvement in transplant-free survival among the ELAD System-treated subjects compared with control subjects. However, in the past nine years this application has been neither approved nor rejected and the timing and nature of any potential decision is highly uncertain. Moreover, currency controls are in effect in many foreign countries and could become much tighter in the future, which will hinder our ability to repatriate any profits or capital. These foreign countries may also favor businesses that are owned by nationals of those countries as opposed to foreign-owned businesses operating locally. As a small company, we may not have the resources to engage in the negotiation and time-consuming work needed to overcome some of these potential issues.
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
The United Kingdom’s impending departure from the European Union could adversely affect our business.
The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union, or Brexit. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union as well as other world trading partners. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including laws that could impact our clinical trials and our ability to obtain approval of our products or sell our products in the United Kingdom. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

Risks Related to Intellectual Property
Our patent rights may prove to be an inadequate barrier to competition.
We hold a patent in the U.S. which claims a method of using C3A cells to treat a patient’s blood, which we believe covers the ELAD System therapy. In addition, we hold another U.S. patent with claims covering an extracorporeal device configuration, which we believe includes our ELAD System, independent of the cell-type used. Foreign counterparts of these patents have been issued in Australia, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, the Philippines and Taiwan and remain under review in certain jurisdictions, including but not limited to Europe, Brazil, China, Hong Kong and India. In addition to these two U.S. patents, we hold three additional patents in the U.S. However, the lifespan of any one patent is limited and each of these patents will ultimately expire, and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover the entire ELAD System or treatment. Furthermore, even if our patents are held to be valid and of broadly enforceable scope, third parties may find legitimate ways to compete with the ELAD System by inventing around our patents to avoid claims of patent infringement. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and Europe where we hope to commercialize the ELAD System have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively enforce our patents would likely have a harmful impact on our ability to commercialize the ELAD System in these jurisdictions.
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
Risks Related to Our Capital Requirements and Finances
To conserve capital, we may undertake workforce and cost reduction activities in the future.
In September 2015, we instituted across the board expense reductions to conserve capital. We may, in the future, need to undertake additional workforce reductions or restructuring activities. We also need to effectively manage our operations and facilities. Following any workforce reduction, it is possible that our infrastructure may be inadequate to support our future efforts and business strategy or to maintain operational, financial and management controls and reporting systems and procedures. If we cannot successfully manage our operations, we may be unsuccessful in executing our business strategy.
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
Our future capital needs are uncertain, and we will need to raise additional funds in the future.
We will need to raise substantial additional capital to:

•	complete clinical trials and related regulatory applications;

•	fund our operations;

•	commence and expand the commercialization of our products; and

•	further our research and development.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost and timing of our clinical development activities, in particular the rate of initiation of our clinical sites and the rate of enrollment of our clinical trials;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending litigation or any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures, licensing and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations. We do not have any experience with acquiring companies or products. Any cash acquisition we pursue would diminish the funds otherwise available to us for other uses, and any stock acquisition would dilute our stockholders’ ownership. While we from time to time evaluate potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any significant acquisitions or collaborative projects.

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
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $2.81 to $35.20, through October 31, 2016. Our announcement that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on current and past clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.
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
In May 2015, we filed a shelf registration statement that permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co., or the ATM. In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million from the sale of 6,272,727 shares of our common stock. Through October 31, 2016, we raised gross proceeds of $11.6 million pursuant to the ATM leaving $153.9 million available under the shelf registration statement of which $63.4 million may be offered, issued and sold under the ATM as of October 31, 2016.
In addition, we have filed registration statements on Form S-8 registering a total of 5,384,695 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements, the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. As of September 30, 2016, options to purchase 2,896,618 shares of our common stock were exercisable.
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
Our officers, directors and principal stockholders and their affiliates collectively control approximately 24.8% of our outstanding common stock, and in particular, one stockholder and his affiliates control approximately 22.4% of our outstanding common stock as of September 30, 2016. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Information required by this Item regarding sales of equity securities without registration under the Securities Act of 1933, as amended, has been previously included in reports filed by us. During the quarter ended September 30, 2016, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with a newly-appointed board member, or the Buyer, pursuant to which we agreed to issue and sell an aggregate of $700,000 of our common stock in a private placement of shares that have not been registered under the Securities Act of 1933, or the Securities Act, by reason of a specific exemption from the registration provisions of the Securities Act. We sold 118,243 shares of common stock under the Securities Purchase Agreement at a price of $5.92 per share. The securities were issued in a private placement transaction in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Buyer represented that the securities were being acquired for investment purposes, for his own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, and that the Buyer was an accredited investor as defined in Regulation D promulgated under the Securities Act.
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
Date: November 3, 2016

VITAL THERAPIES, INC.

By:	/s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)