Form 10-K
period 2016-12-31
VITAL THERAPIES INC
filed 2017-03-07
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $126.9 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed to be affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
There were 32,144,876 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of February 28, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2017 Annual Meeting of Stockholders (to be held on May 23, 2017) are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. The definitive proxy statement will be filed within 120 days after the end of the fiscal year to which this report relates.

Vital Therapies, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management, and are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” "might," "can," "continue" or similar expressions and the negatives of those terms.
These forward-looking statements include, among other things, statements about:

•	the cost, timing and results of our clinical programs for the ELAD® System, including statements related to our VTL-308 phase 3 clinical trial;

•	the timing of, and our ability to obtain and maintain regulatory approvals for the ELAD System;

•	regulatory developments in the United States and foreign countries;

•	the potential market for the ELAD System, including our anticipated gross margins if commercialized;

•	the rate and degree of market acceptance and clinical utility of the ELAD System;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our plans to improve or explore future uses of the ELAD System;

•	our plans to explore other uses for our VTL C3A cells;

•	our plans to obtain funding for our operations;

•	the performance of third parties in connection with the development of the ELAD System, including third parties involved in our clinical trials and third-party suppliers;

•	the development, regulatory approval, efficacy and commercialization of competing products;

•	our ability to retain key scientific or management personnel;

•	our intellectual property position;

•	our estimates regarding expenses, future revenue, capital requirements, projected cash runway and needs for additional financing; and

•	our ability to maintain effective internal control over financial reporting.
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

PART I
Item 1. Business.
Overview
We are a biotherapeutic company focused on developing a human hepatic cell-based treatment targeting acute forms of liver failure. Our product candidate, the ELAD System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to potentially regenerate to a healthy state or to stabilize the patient until transplant. The ELAD System is the only liver support system containing immortal human liver-derived cells, or VTL C3A cells, to enter phase 3 clinical trials. We designed the ELAD System to supplement key aspects of normal liver function to improve patient survival. We estimate that at least 40,000 patients annually in the United States, or U.S., experience the acute forms of liver failure that may be addressed by the ELAD System, such as severe acute alcoholic hepatitis, or sAAH, surgery-induced liver failure, or SILF, and fulminant hepatic failure, or FHF, for a portion of which the ELAD System may be a life-saving therapy. Except for liver transplant, which is severely limited by the availability of organs and not available to many patients, the current standard of care for these acute forms of liver failure is primarily focused on the management of complications, which does not restore lost liver function and is associated with a high rate of mortality. The ELAD System has received orphan designation in the U.S. and Europe for the treatment of patients with acute liver failure. This designation provides tax credits for qualified clinical testing, seven years of market exclusivity in the U.S. and ten years of market exclusivity in Europe for the first orphan drug approved for a given indication. However, orphan designation does not alter the standard regulatory requirements or the process for obtaining marketing approval.
The ELAD System is currently being tested in a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate ELAD in subjects with sAAH, referred to as VTL-308. VTL-308 is based on pre-specified and post-hoc analyses of our VTI-208 phase 3 clinical trial in alcohol-induced liver decompensation, or AILD, of which sAAH is a subset. VTI-208 was completed in 2015. Although VTI-208 failed to reach either its primary or secondary endpoints, our pre-specified and post-hoc analyses identified criteria for a group of subjects in which favorable survival trends were observed. The inclusion and exclusion criteria for the VTL-308 trial are based on these findings. We expect to enroll at least 150 subjects in VTL-308 at over 50 sites in the U.S. and Europe. As of February 28, 2017, we have enrolled 53 subjects in VTL-308 and had 39 clinical sites open for enrollment. We expect to report top-line data for VTL-308 around mid-2018. While the VTL-308 phase 3 clinical trial has been designed to show statistical significance based on a subset of pre-specified and post-hoc analyses of the VTI-208 trial, there can be no assurance that the data from the trial or that a single trial will be sufficient to support a marketing application in any country.
In early 2015, we completed enrollment of subjects in VTI-208, a phase 3 clinical trial in subjects with AILD, the majority of whom were diagnosed with sAAH. During 2014, we also initiated enrollment in VTI-210, a second phase 3 clinical trial for subjects with sAAH, and a phase 2 clinical trial, VTI-212, for subjects with FHF or SILF. The VTI-210 trial was suggested by the European regulatory authority and was intended to include subjects who had failed conventional therapy and were therefore a sicker population than the VTI-208 subjects.
The VTI-208 study enrolled 203 AILD subjects in the intention-to-treat, or ITT, population mostly in 2013 and 2014, with 96 and 107 subjects randomized to ELAD treatment and control (standard of care only) groups, respectively. In August 2015, we learned that the Kaplan-Meier analysis of the overall survival in the ITT population was not statistically different between groups. However, in a pre-specified subset of 120 subjects with Model for End-stage Liver Disease, or MELD, scores <28 that consisted of 51 and 69 subjects in the ELAD-treated and control groups, respectively, the Kaplan-Meier analysis of overall survival did approach statistical significance. In another pre-specified exploratory analysis of 101 subjects with less than the median age of 46.9 years, the Kaplan-Meier analysis of overall survival also favored the ELAD-treated subjects. Analyses of 83 subjects with MELD scores >28 and of 102 subjects greater than the median age both favored the control subjects. A subject’s MELD score is a tool for characterizing the severity of liver disease and for providing a prognosis for survival over 90 days.
These VTI-208 analyses provided the rationale for our current VTL-308 phase 3 clinical trial in sAAH. The baseline criteria for VTL-308 includes subjects with MELD <30 and age <50. In addition, as suggested by other pre-specified VTI-208 subset analyses, subjects with acute renal dysfunction, defined as serum creatinine ≥1.3 mg/dL, and severe coagulopathy, defined as an international normalization ratio, or INR, >2.5, are excluded from the current study. Baseline serum total bilirubin (a measure of liver function) also must be ≥16 mg/dL in order to ensure a sufficient degree of liver disease severity. Applying these and key safety criteria to the analysis of the primary endpoint of overall survival in the ITT population, and assuming that this prospectively-defined population behaves similarly to this subgroup of the VTI-208 study along with other assumptions outlined in the statistical plan, a sample size for VTL-308 of 75 subjects in each the ELAD and control groups is consistent with a power of at least 95%.

Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we discontinued the VTI-210 and VTI-212 clinical trials, postponed most activities associated with the preparation for filing a biologics license application, or BLA, and reduced our workforce in late 2015.
In 2008, we initiated two phase 2 trials in forms of acute liver failure in the U.S. and Europe. Based on these phase 2 trials, we selected AILD, and sAAH as indications for our VTI-208 and VTI-210 phase 3 clinical trials in the U.S. and Europe as discussed above. We also made significant improvements in the ELAD System's reusable delivery device and our proprietary production process, including (i) the incorporation of an updated version of the extracorporeal pumping unit with improved features, functionalities and reliability; (ii) new and improved cartridges for ultrafiltration, cell filters and the ELAD C3A cell cartridges; (iii) tubing sets optimized to recirculate smaller volumes of ultrafiltrate and blood through the system to reduce the risk of clotting and other potential adverse side effects; and (iv) improvements to our cell culture and growth processes to reduce cost and increase manufacturing efficiency and yield.
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
The ELAD System consists of four disposable ELAD C3A cell cartridges containing our human liver-derived C3A cells attached to a reusable delivery device using customized disposable tubing sets. The patient’s blood plasma is treated by our VTL C3A cells before being returned to the patient, generally in a single continuous session lasting between three and five days.
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
During clinical studies of the ELAD System prior to the commencement of VTL-308, over 400 subjects have received treatment with the ELAD System, including earlier configurations of the system, in eight clinical studies and through a compassionate use program. Early clinical trials of the ELAD System carried out prior to the VTI-208 clinical trial were primarily designed to identify patient populations and clinical trial designs that were appropriate to pursue in pivotal clinical studies. Although they demonstrated trends towards increased survival, most of the trials carried out prior to VTI-208 were not designed to be adequately powered to demonstrate statistically significant increased survival. For example, randomized controlled clinical trials (PS-0698 and CR-202) conducted in subjects with FHF, suggested that the ELAD System may have value in bridging subjects listed for liver transplant to transplant, thereby potentially improving survival.
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

We own exclusive worldwide commercial rights to the ELAD System free of royalties. If marketing applications are submitted and approved, we intend to commercialize the ELAD System in the U.S. and Europe with a targeted sales force focusing on liver transplant centers and other specialist intensive care centers. We intend to opportunistically pursue markets outside the U.S. and Europe either through direct sales or collaborations. We also believe that the ELAD System may have potential use in other forms of acute liver failure, such as that caused by viral hepatitis B, for liver resection support and for liver transplant support, although we have generated limited clinical data to support these indications, except for hepatitis B patients in China.
We are currently the owner of record of five issued U.S. patents and over a dozen issued or allowed foreign patents, including countries in Europe, Asia and Australia. Additionally, we are the owner of record of three pending Patent Corporation Treaty international applications, as well as two pending U.S. provisional patent applications. One granted U.S. patent claims a method of using C3A cells to treat a patient’s blood. The patent has a term that extends to 2027 and may possibly be extended further if the patent is determined to be eligible for patent term extension. Additionally, a second granted U.S. patent includes claims to an extracorporeal device configuration which is cell type independent and which we believe encompasses our ELAD System. The patent has a term that extends to 2025 and may possibly be extended further if the patent is determined to be eligible for patent term extension. Moreover, if approved, the ELAD System will be eligible for 12 years of data exclusivity in the U.S. under the Biologics Price Competition and Innovation Act of 2012, or the 2012 Act. Finally, orphan designation provides market exclusivity for seven years in the U.S. and ten years in Europe upon regulatory approval, but this would run concurrently with the 2012 Act exclusivity in the U.S.
Our Strategy
Key elements of our business strategy include the following:

•
Successfully complete the ELAD System’s clinical development in sAAH subjects. For VTL-308, we expect to enroll at least 150 subjects in an event-driven clinical design (a statistical plan that allows the study size to be adjusted according to aggregate mortality) at over 50 sites in the U.S. and Europe, and we expect to report top-line data for VTL-308 around mid-2018.

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

•
Technical improvements and new applications. We plan to continue our development of the ELAD System with the incorporation of technical improvements to our ancillary delivery device, customized disposable sets, and cells. In addition, we plan to explore the development of next generation systems and other uses for VTL C3A cells. We have been exploring the potential commercialization of proteins and other C3A-produced compounds; however, to date, have not identified any economically feasible opportunities.

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

Treatment with the ELAD System is not patient-specific, and our VTL C3A cells, which are derived from a single source, are used to treat all patients. This process is known as allogeneic cellular therapy. In contrast, autologous cellular therapy uses a patient’s own cells, which are manipulated in individual production batches, a costly and complex process. As a result, the production and logistics of treatment with our VTL C3A cells does not face some of the challenges commonly associated with autologous cellular therapies.
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
ELAD Mechanism of Action
While the mechanism(s) of action for the ELAD System have not been fully elucidated, several mechanisms are currently under investigation. All this work has been done in vitro, and none has yet been related to patient clinical responses.
The VTL C3A cells may:

1.
Provide acute-phase response proteins to help dampen the pro-inflammatory environment and restore the patient’s immune responses. The VTL C3A cells secrete several anti-inflammatory proteins, including alpha-1-antitrypsin (AAT) and interleukin-1 receptor antagonist (IL-1Ra), the latter of which is upregulated in response to pro-inflammatory cytokines typically found in alcoholic hepatitis patients. Further, VTL C3A cell-secreted factors were shown to reduce levels of pro-inflammatory interleukin 1-beta (IL-1beta) in activated macrophage cultures.

2.
Provide factors which have been shown to prevent hepatocyte and endothelial cell death, through dampening oxidative stress and/or stimulating survival. The VTL C3A cells secrete a number of recognized factors that are involved with regeneration and have been shown, in vitro, to prevent death and promote survival of hepatocytes including soluble Fas receptor and amphiregulin (a recognized potent mitogen during liver regeneration in small-animal models of partial hepatectomy). These factors have also been shown to increase the ratio of reduced to oxidized glutathione reserves (glutathione being one of the most potent intracellular anti-oxidants). VTL C3A cells secrete a number of proteins involved in angiogenesis such as vascular endothelial growth factor, placental growth factor and angiopoietin, which may be beneficial by improving vascularity in damaged liver sinusoids as well as in other organs. VTL C3A cell-secreted proteins were shown in vitro to prevent cell death in endothelial cells and to reduce intracellular oxidative stress.

3.
Produce blood coagulation factors to address blood clotting imbalances that are common in alcoholic hepatitis patients. Blood coagulation factors, Factor V, Factor VII, Factor VIII, Factor IX, Factor X, Factor XI, Factor XII, Factor XIII, fibrinogen, tissue factor, tissue factor pathway inhibitor, prothrombin, antithrombin III, Protein C, kininogen, prekallikrein, 2-macroglobulin, plasminogen,and plasminogen activator inhibitor-1 have been shown to be produced by the VTL C3A cells.

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

While a statistically significant reduction in bilirubin has been demonstrated in subjects over the three to five days of ELAD treatment, because the VTL C3A cells lack the transporters required for unconjugated bilirubin uptake, the metabolistic pathway of bilirubin reduction is not supported through our in vitro studies. However, bilirubin has been shown to be non-specifically sequestered by the VTL C3A cell membranes, which may help contribute to reducing overall bilirubin levels in ELAD-treated subjects.
VTL C3A cells have also been shown to express mRNA for bile acid gene targets involved in synthesis, conjugation and transport functions. Bile acid metabolism appears to be moderate in comparison to the cholestatic environment (a condition in which substances normally excreted into bile are retained) of alcoholic patients, based on initial studies; however, total bile acid levels trended lower, decreased more rapidly, and showed enhanced secondary bile acid conjugation over 5 days in a survey of subjects receiving ELAD treatment compared to control subjects.
Further studies are continuing to characterize ELAD's mechanisms of action.

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

•
Commercially scalable. Our VTL C3A cells used in the ELAD System are immortal and can be expanded in quantities to scale production. Each set of four cartridges used to treat a single patient is grown in a production process that takes up to two months. The process is carefully controlled and is performed under ultra-clean conditions to avoid contamination in our current Good Manufacturing Practices, or cGMP, compliant production plant. The process is scalable by modular units.

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

Liver Failure
The liver performs a wide variety of vital life functions including metabolic, regulatory, detoxification and synthetic activities. The primary liver cell, the hepatocyte, is believed to be responsible for approximately 500 or more specific biologic processes. In addition, the liver also serves as a reservoir for immune cells which clear the blood of pathogens. As a result, the liver’s failure to perform its normal role can have devastating or fatal consequences. Causes of liver failure are numerous, and the condition is typically described in terms of rapidity of onset. The two main categories are acute liver failure and chronic liver failure. In the U.S., according to the Center for Disease Control, chronic liver disease and cirrhosis represented the twelfth leading cause of death in 2014. In China, where viral hepatitis is endemic, liver and liver-related disease including liver cancer and hepatitis B represented the fifth leading cause of death in 2014.
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

Treatment options for patients with sAAH are limited. In particular sAAH patients with a Maddrey Discriminant Function of >32 have a poor prognosis, with 90-day survival of around 50%. Regimens that have been used for at least the last 40 years, including corticosteroids, theophylline with corticosteroids, pentoxifylline and infliximab, have had no significant effect on the long-term survival of patients with sAAH. Steroid use has been associated with an increased rate of infections, a frequent complication of liver failure. Other contraindications to steroid use in patients with sAAH include active gastrointestinal bleeding, renal failure, acute pancreatitis, active tuberculosis, uncontrolled diabetes and psychosis. Subjects who do not respond to seven days of steroid therapy have a particularly dismal prognosis, with six-month survival rates of less than 25%. A major study of more than 1,100 subjects with a clinical diagnosis of sAAH demonstrated a reduction in 28-day mortality in subjects administered steroids that did not reach statistical significance, with no improvement in survival at 90 days or one year. This study also revealed no survival benefit at any time point for pentoxifylline relative to placebo. Typically, subjects with sAAH are not eligible for a liver transplant until at least six months of sobriety has been demonstrated.
The Department of Health and Human Services in the U.S. estimates that for 2014 the number of hospital admissions related to sAAH in the U.S. was approximately 102,000, with approximately 15,000 of these admissions identifying sAAH as the primary diagnosis. In addition, approximately 323,000 hospital admissions occurred in 2014 related to alcoholic cirrhosis, alcohol liver damage not-otherwise-specified or alcoholic fatty liver, with approximately 50,000 hospital admissions identifying these conditions as the primary diagnosis. We believe that a subset of these patients have a form of non-sAAH AILD that may be treatable with the ELAD System. Incidence rates for both sAAH and non-sAAH AILD appear to be similar in Europe.
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
Fulminant Hepatic Failure (FHF)
Another form of acute liver failure is FHF, a relatively rare condition characterized by a rapid deterioration of liver function with altered mental state and coagulopathy in individuals without known pre-existing liver disease. The most frequent causes include drug or toxin-induced liver injury, viral hepatitis, autoimmune disease and hypoperfusion. Two thousand cases of FHF are estimated to occur in the U.S. each year. The standard of care includes liver transplantation, and these patients get priority on the liver transplant list although they tend to progress very rapidly and may succumb to their disease before a suitable organ becomes available. We believe the ELAD System may provide these patients with a bridge-to-transplant, or potentially, recovery without transplantation.
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
Chronic Liver Failure
Chronic liver failure refers to a gradual loss of liver function and is usually characterized by the presence of widespread cirrhosis, which refers to the replacement of normal liver tissue by fibrosis, scar tissue and regenerative nodules. As normal liver tissue is destroyed, the organ gradually fails to perform its normal metabolic, regulatory and synthetic functions. Unfortunately, damage from cirrhosis cannot be reversed, and lost liver function can only be regained through transplantation. For this reason, we do not believe that the ELAD System would be effective for cirrhotic patients other than possibly to bridge these patients to transplant.
Limitations of Currently Available Treatment Options for Acute Forms of Liver Failure
Given the liver’s complexity, there are no simple or widely effective medical solutions to acute forms of liver failure. The only long-term cure for acute liver failure is surgical transplantation. As published by the U.S. Department of Health and Human Services' Organ Procurement and Transplantation Network, there were 7,127 liver transplants performed in the U.S. in 2015. Also, according to a research report on the 2014 U.S. organ and tissue transplant cost estimates from Milliman, one of the world's largest providers of actuarial and related product services, the average billable charge for a liver transplant in 2014, including the one month before surgery and six months after surgery, was $739,100. There are approximately 15,000 patients currently on the transplant waiting list and approximately 1,400 patients die while waiting each year. Similarly, there are approximately 7,000 liver transplants performed per year in Europe. Outside of transplant, current therapy is defined by the treating facility and is mostly supportive and designed to manage the symptoms and complications associated with acute liver failure.
Pharmaceuticals
N-acetylcysteine is approved by the FDA for the prevention of acute liver injury following the ingestion of toxic amounts of acetaminophen. Other treatments, including steroids and pentoxifylline, are often used off-label to manage symptoms associated with acute forms of liver failure, although steroids in particular have been shown to increase the risk of potentially fatal infections. Results from the Steroids or Pentoxifylline for Alcoholic Hepatitis study, or STOPAH, were presented at the American Association for the Study of Liver Disease, or AASLD, meeting in November 2014. STOPAH enrolled 1,103 subjects with sAAH at 65 sites in the U.K., but failed to demonstrate any significant benefit in the primary analysis of overall survival for subjects treated with either steroids, pentoxifylline or a combination of the two at one, three or twelve months, as compared with placebo. In a secondary, multivariate analysis of the data, a small benefit was observed for those subjects taking steroids at one month, although this benefit was not seen in multivariate analyses at either three months or at twelve months. Despite the availability of these treatments, the mortality rate for acute forms of liver failure remains above approximately 40%. We are not aware of any mechanisms for pharmacologically addressing liver failure specifically or restoring lost liver function.
Liver Support Devices
Two commercially available liver dialysis systems, MARS from Baxter (formerly Gambro) and Prometheus from Fresenius, have undergone extensive clinical development. Another company, Hepa Wash GmbH has begun a limited market introduction of an albumin dialysis system in Europe, and HepaNet has introduced the OPAL system, an evolution of the MARS albumin dialysis system in Germany. All rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. To our knowledge none of these non-cellular systems has shown an improvement in long-term survival among patients with liver failure. It was also recently reported that a team from the Institute for Liver and Digestive Health, University College London and Yaqrit Ltd is planning to initiate a clinical trial in decompensated liver disease for a novel liver dialysis (non-bioartificial) system to be known as YAQ-002 incorporating albumin dialysis along with selective adsorption technology.

Clinical Experience with the ELAD System
The following table summarizes clinical trials using the current configuration of the ELAD System:

Trial	Date	Study Design	Indication(s)	Sites*	Location(s)	Total Subjects Enrolled
VTL-308 (phase 3)	Commenced May 2016	Randomized, controlled	sAAH	50+ planned	U.S., Europe	Minimum of 150
VTI-208 (phase 3)	2013-2015	Randomized, controlled	AILD/sAAH	59	U.S., Europe, Australia	203
VTI-210 (phase 3)	Commenced November 2014 and terminated August 2015	Randomized, controlled	sAAH	46	U.S., Europe	18
VTI-212 (phase 2/3)	Commenced June 2014 and terminated August 2015	Single-arm in phase 2 component	FHF and SILF	19	U.S.	8
VTI-206 (phase 2b)	2009 – 2011	Randomized, controlled	AILD and other	26	U.S., Europe	62
Compassionate- use program	2008 – 2010	Single-arm	Various	8	U.S., U.K., Singapore, Saudi Arabia	18
VTI-201 (phase 2a)	2008 – 2009	Randomized, controlled	ACLF and other	6	U.S.	18
VTIC-301 (Pivotal)	2006 – 2007	Randomized, controlled	Various, primarily viral hepatitis	2	China	69
CR-202 (phase 2)	2001 – 2003	Randomized, controlled	FHF	8	U.S., U.K.	19
PS-0698 (phase 1)	1999 – 2000	Randomized, controlled	FHF	6	U.S., U.K.	25
______________________

*	For VTL-308, represents numbers of clinical sites which will fluctuate throughout the trials in part based on resources and competition between trials for subjects.
The ELAD System’s Clinical Development in AILD/sAAH
VTI-208
In August 2015, we announced that the VTI-208 clinical trial did not achieve its primary endpoint of overall survival through study day 91. In the extended follow-up of the VTI-208 subjects, referred to as VTI-208E, we have an additional seventeen months of survival data as of December 31, 2016. The year end 2016 survival data continues to support the August 2015 conclusions (N=203; Kaplan Meier: p-value 0.868, hazard ratio 1.029).

Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival at December 31, 2016
Adjusting for two subjects who withdrew and four lost to follow-up, 79 subjects remained in the VTI-208E extension study at December 31, 2016 and are being monitored annually for survival, transplant and cancer for up to five years. As is frequently the case in large trials with lengthy follow-up, 36 of the subjects are late for follow-up visits. In these cases, the prior follow-up data for these subjects were used in our analysis.
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
- INR (prothrombin time), which measures the liver’s ability to make blood clotting factors; and
- creatinine, which measures kidney function (impaired kidney function is often associated with severe liver disease).
The specific formula is as follows:
MELD = 3.78×ln[serum bilirubin (mg/dL)] + 11.2×ln[INR] + 9.57×ln[serum creatinine (mg/dL)] + 6.43
The MELD score has also been used to assess mortality risk in other types of liver dysfunction, including sAAH. For example an sAAH patient with a MELD score of 28 is projected to have a 54% chance of dying over a period of 90 days.
The pre-specified subgroup analysis of MELD, evaluated as a dichotomous variable of <28 and ≥28, identified two distinct populations with respect to ELAD treatment outcomes versus the control group: in subjects with lower MELD scores, treatment outcomes favored ELAD, and, in the similar population with higher MELD scores, outcomes shifted in favor of the control group. Data revealed clinically-meaningful differences as shown by p-value and hazard ratio, or HR, favoring ELAD in the primary endpoint of overall survival up to at least study day 91 in a large subset of subjects with MELD scores <28 (N=120; Kaplan Meier at December 31, 2016: p-value=0.076, HR 0.604). This was also observed in the secondary endpoint of proportion of survivors at study day 91 (N=120; survival: ELAD 80.4% versus control 65.2%, Pearson's chi-squared: p-value=0.068). For those subjects with MELD scores ≥28, the opposite outcome was observed in overall survival (N=83; Kaplan Meier at December 31, 2016: p-value=0.074, HR 1.612) and in the secondary endpoint of proportion of survivors at study day 91 (N=83; survival: ELAD 35.6% versus control 55.3%, Pearson's chi-squared: p-value=0.072).

Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival MELD <28 and >=28 at December 31, 2016
A more granular post-hoc analysis of MELD score parameters as compared to outcome revealed an important directional association between MELD scores and relative overall survival outcomes. These additional pre-specified and post-hoc analyses helped to discriminate the contribution of each of the individual MELD parameters (bilirubin, creatinine, and INR) on these dichotomized outcomes. Results indicate that higher creatinine and INR levels, reflective of kidney injury and coagulopathy, respectively, are the key drivers associated with less favorable ELAD treatment outcomes compared with controls. The reduced tolerance of subjects with evidence of acute kidney injury and coagulopathy appears to be due to an interventional effect of the extracorporeal administration of ELAD. The limits set in VTI-208 to control the impact of extracorporeal treatment on subjects with secondary organ dysfunction, which had been established based on these critical indicators from our prior datasets, have been set lower in VTL-308.
Although less pronounced than the impact of MELD scores on overall survival, subject age was also identified in a pre-specified subgroup analysis as a demographic factor found to influence study outcomes. In subjects with less than the median age of 46.9 years, the Kaplan-Meier analysis of overall survival favored ELAD (N=101; Kaplan Meier at December 31, 2016: p-value=0.271, HR 0.731). This was also observed in the secondary endpoint of proportion of survivors at study day 91 with ELAD survival of 81.4% versus control survival of 67.2% (Pearson's chi-squared: p-value=0.112). In those subjects with greater than the median age, the opposite outcome was observed in overall survival. This finding is consistent with the liver resection literature indicating that the liver’s capacity for regeneration diminishes with age. This effect appears to be somewhat exacerbated if there is evidence of acute kidney injury or coagulopathy.

Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival Age <46.9 and >=46.9 at December 31, 2016
VTI-210
The VTI-210 clinical trial was based on a design suggested by the European regulatory authority and sought to only include subjects who had failed conventional therapy. However, the trial was voluntarily discontinued by us after only 18 subjects were enrolled when our August 2015 analysis of the VTI-208 data suggested that the VTI-210 enrollment criteria were unlikely to lead to a successful trial outcome. In particular, within the VTI-208 data set, healthy secondary organ function at baseline appeared to be a critical determinant of positive outcome with ELAD. In contrast, the VTI-210 criteria allowed subjects to be enrolled with severe secondary organ dysfunction.
 It is difficult to draw any conclusions from the small sample of subjects enrolled in VTI-210. That said, there were no significant differences in mortality between the ELAD-treated and control groups either at day 28 or day 91, with three deaths in each group at day 28 and one additional death in the ELAD-treated group at day 91. Additional deaths occurred in both groups after 91 days, consistent with the very low survival expectations of patients who have failed conventional therapy. The adverse event profile was consistent with findings in other ELAD studies and typical for subjects treated with extracorporeal therapies.
VTL-308
Based on our pre-specified and post-hoc analyses of VTI-208 subsets, we initiated a new phase 3 clinical trial in sAAH, referred to as VTL-308, in early 2016. VTL-308 is a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate the ELAD System in subjects with sAAH who meet criteria based on the data from the pre-specified and post-hoc analyses of the VTI-208 clinical trial.
The key changes from the VTI-208 clinical trial protocol include restrictions on subjects’ age, MELD score and the three components of the MELD score associated with kidney dysfunction (creatinine), blood clotting dysfunction (INR) and liver function (bilirubin). The VTL-308 inclusion criteria have been established to reflect the same study population as that enrolled in a subset of the VTI-208 population with baseline criteria including MELD <30, age <50, INR ≤2.5, creatinine <1.3mg/dL and serum total bilirubin ≥16mg/dL. Data from this post-hoc analysis indicated that there was a statistically significant difference between treated and control subjects in the primary endpoint of overall survival in this population (N=60; Kaplan Meier at December 31, 2016: p-value=0.019, HR 0.391). This was also observed in the secondary endpoint of proportion of survivors at study day 91 (N=60; survival: ELAD 93.1% versus control 61.3%, Pearson's chi-squared: p-value=0.004).
The Kaplan-Meier graph of this subset in VTI-208 as of December 31, 2016 is shown below. The hazard ratio is maintained below 0.4 and the significant separation between the survival of treated and control patients remains evident. It should be noted that there remain relatively few subjects with three year follow up data. One of the four subjects with three year data in the ELAD-treated group died at day 1,075, an event that can be seen as an apparent sharp drop in the treated subject curve, as this represents 25% of the four subjects that have reached this milestone. As we continue to collect data, the shape of the curves will continue to change as the data mature and more subjects achieve the milestones. While there is no guarantee that VTL-308 will replicate this result, we believe these VTI-208 subset results are a sound basis to proceed with VTL-308.

Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival MELD <30, Age <50, INR <=2.5, creatinine <1.3mg/dL and bilirubin >=16 mg/dL at December 31, 2016
The sample size for the VTL-308 study was defined by applying these criteria to the analysis of the primary endpoint of overall survival in the ITT population, and assuming: 1) that this prospectively-defined population behaves similarly to this subgroup of the VTI-208 study; 2) the use of a log-rank test (Kaplan Meier) comparing two survival curves with a two-sided significance level of 0.05; 3) exponential survival curves with proportional hazards; 4) uniform accrual with an accrual time of at least 720 days and a minimum follow-up time of 90 days; and 5) a drop-out rate of 10%. Based on these parameters, a sample size for VTL-308 of 75 subjects per each the ELAD-treated and control groups is consistent with power of at least 0.95 with estimated median survival times of 438 and 175 days, respectively.
In November 2015, we received written responses from the FDA to our Type C meeting request on the planned VTL-308 clinical trial. At the FDA's suggestion, we have incorporated an event-driven feature into the trial design consistent with the primary endpoint of overall survival. Under the modified design, enrollment will continue until at least 150 subjects have been enrolled and 55 events have occurred, consistent with the event rate seen in the target subpopulation from VTI-208. As we approach the enrollment of 150 subjects in the VTL-308 clinical trial, we will assess the overall event rate up to that point and make a determination as to whether additional subjects would need to be enrolled in order to meet the minimum number of events called for in our statistical plan.
We expect to enroll subjects at about 50 sites in the United States and Europe. Many of the sites have been selected based on their high enrollment in the VTI-208 trial or their demonstrated capability to enroll these types of subjects. We expect to report top-line data for VTL-308 around mid-2018. The VTL-308 phase 3 has been designed to demonstrate statistical significance based on the subset results of the VTI-208 trial; however, there can be no assurance that the trial will be successful or that a single trial will be sufficient to support a marketing application in any country.
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

Analysis of the first 49 subjects (32 subjects randomized to be treated with the ELAD System for three days along with standard of care for the treating institution and 17 subjects randomized to be treated with standard of care alone) revealed the following:

•	significant differences in 28 and 56-day survival using the log-rank test (p=0.015 and 0.026, respectively); (log-rank was not significant at 14 and 84 days, p=0.074 and 0.058, respectively);

•	significant differences in 84-day survival using the Wilcoxon test (HR=0.45; p=0.049); and

•	no unexpected safety issues.
Generally, the serious adverse events reported in this study were reflective of the severity of disease and co-morbidities present in the patient population. There were 16 post-treatment adverse events in eight of the 32 treated subjects that the investigators reported as possibly or probably related to treatment.
These efficacy results are depicted in the below Kaplan-Meier curve:

Kaplan Meier Curve for VTIC-301 Transplant Free Survival up to Study Day 84
Analysis of all 68 subjects treated (44 subjects randomized to be treated with the ELAD System for one to three days along with standard of care for the treating institution and 25 subjects randomized to be treated with standard of care alone; note one control subject withdrew consent immediately following randomization and is not included in this analysis, so only 24 controls are included for a total of 68 subjects) revealed the following:

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
The results of VTIC-301 were submitted to the CFDA for marketing approval in September 2007. However, a regulation enacted in 2009 prevents the approval of novel foreign medical products until they are approved in their home markets first. Accordingly, we would not expect activity or approval by the regulatory authorities in China unless and until we have approval in the U.S.
Commercialization Strategy and Organization
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. If approved, we intend to directly commercialize the ELAD System in the U.S. and Europe with a targeted hospital sales force and to either commercialize directly or utilize a variety of types of collaboration in other markets.
Sales, Marketing and Reimbursement
Following FDA and/or EMA approval, if any, we intend to launch the ELAD System commercially in the U.S. and Europe, respectively. We expect to direct our initial sales and marketing efforts at those sites which will have participated in our phase 3 clinical trials, and which we anticipate will be about 50 in number in the U.S. and Europe. Subsequently, we plan to gradually expand our focus in the U.S. to approximately 100 liver-transplant centers, as well as to another 100 specialist intensive care centers with a similar penetration in Europe. We expect that our commercial infrastructure would be comprised of a targeted hospital sales force led by several experienced sales management personnel, an internal marketing and medical affairs staff, and a reimbursement support team. We currently intend to focus our initial commercial efforts on the U.S. and European markets, which we believe represent the largest and most readily addressable market opportunities for the ELAD System. In addition, we believe that Australia, China, Japan, India, other Asian markets, the Middle East, Brazil, and Africa represent significant opportunities because of the prevalence of liver disease in these geographies, and we intend to pursue the commercialization of the ELAD System in certain of these markets through collaborations.

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
Manufacturing and Supply
Our manufacturing facility is licensed as a drug and medical device manufacturer by the California Food and Drug Bureau. This facility was remodeled in 2014 in order to expand manufacturing capacity to support worldwide clinical trials and early marketing demands for the ELAD System. This remodel increased manufacturing clean room, quality control laboratory, and warehouse and refrigeration space. The increased clean room space will allow modular increases in the ELAD cartridge manufacture.
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
Training and Support
We also expect to deploy a training and support team at the liver transplant and specialist intensive care centers that our sales and marketing team are expected to target. During the initial commercialization period, it will be essential for us to have our own trained staff present during the delivery of the ELAD System therapy. This may entail the construction and operation of training centers and will require the hiring of personnel capable of being adequately trained.
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
Future Commercialization Opportunity
The VTL C3A cells which we grow in our facility produce large quantities of proteins and other cell products, such as albumin, alpha-fetoprotein, alpha-1 antichymotrypsin, alpha-1 antitrypsin, C3 complement, anti-thrombin 3, Factor V, Factor VII, fibrinogen, and transferrin. Many of these compounds have known or potential industrial and/or therapeutic applications. We have been exploring the potential commercialization of proteins and other C3A-produced compounds; however, to date, have not identified any economically feasible opportunities.

Intellectual Property
We have a patent portfolio and substantial know-how relating to the ELAD System. Our patent portfolio includes patents with claims directed to our ELAD System, specific clonal cells and cell-lines derived from human liver-derived C3A cells, as well as methods of growing such cells. We are currently the owner of record of five issued U.S. patents and over a dozen issued or allowed foreign patents. Additionally, we are the owner of record of three pending Patent Corporation Treaty international applications, as well as two pending U.S. provisional patent applications. One granted U.S. patent claims a method of using C3A cells to treat a patient’s blood. The patent has a term that extends to 2027 and may possibly be extended further if the patent is determined to be eligible for patent term extension. Additionally, a second granted U.S. patent includes claims to an extracorporeal device configuration which is cell type independent and which we believe encompasses our ELAD System. The patent has a term that extends to 2025 and may possibly be extended further if the patent is determined to be eligible for patent term extension. Foreign counterparts of these patents have been issued in countries throughout the world, including, for example, in Australia, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Taiwan and the Philippines. Furthermore, related applications remain pending in certain other jurisdictions including, for example, Europe, Brazil, China, Hong Kong, India and the Philippines.
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
In addition, while we are not aware of any company that is in human clinical trials with a human cell-based product for the treatment of liver failure, at least four companies have prior research work on various human hepatocyte cell lines including Exten Industries, Hepalife Technologies, Fresenius and Hybrid Organ GmbH. In addition, the University College London and the University of Amsterdam and its spinout Hep-Art Medical Devices are actively pursuing animal research in this area. Several companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes. A group from the Mayo Clinic reported that they were filing for regulatory allowance with the FDA to conduct early stage clinical studies with a pig-cell based system designed for the treatment of liver failure. The exact status of the filing is unknown. While we are not aware of any of these other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure, it is possible that these trials are occurring without our knowledge, and that such a product may get to market much faster than we expect.
Two commercially available liver dialysis systems, MARS from Baxter (formerly Gambro) and Prometheus from Fresenius, have undergone extensive clinical development. Another company, Hepa Wash GmbH has begun a limited market introduction of an albumin dialysis system in Europe, and HepaNet has introduced the OPAL system, an evolution of the MARS albumin dialysis system in Germany. All rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. To our knowledge none of these non-cellular systems has shown an improvement in long-term survival among patients with liver failure. It was also recently reported that a team from the Institute for Liver and Digestive Health, University College London and Yaqrit Ltd is planning to initiate a clinical trial in decompensated liver disease for a novel liver dialysis (non-bioartificial) system to be known as YAQ-002 incorporating albumin dialysis along with selective adsorption technology.
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
The ELAD System is regulated as a combination biologic/device in the U.S. Based upon the proposed mechanism of action, the primary Center within the FDA responsible for its regulation is the Center for Biologics Evaluation and Research, or CBER. The CBER office responsible for review is the Office of Tissues and Advanced Therapies, and the marketing application will be a BLA. CBER will consult with the Center for Devices and Radiological Health, or CDRH, in reviewing the device components of the ELAD System.
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
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation.
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
21st Century Cures Act
In December 2016, President Obama signed the 21st Century Cures Act, or Cures Act, into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increasing funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act, or PHSA, to reauthorize and expand funding for the National Institutes of Health, or NIH. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research.

The Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the priority review voucher program for certain drugs intended to treat rare pediatric diseases; creates a new priority review voucher program for drug applications determined to be material threat medical countermeasure applications; revises the United States Federal Food, Drug, and Cosmetic Act to streamline review of combination product applications; requires the FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes the FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.
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
Violations of some of these laws may result in substantial fines. These laws affect promotional activities by limiting the kinds of interactions we may have with hospitals, physicians or other potential purchasers or users of our products. Both the disclosure laws and gift bans will impose additional administrative and compliance burdens on us once and if we receive marketing approval of our product. Although we seek to structure our interactions in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how a law will be applied in specific circumstances. If an employee were to offer an inappropriate gift to a customer, we could be subject to a claim under an applicable state law. Similarly if we fail to comply with a reporting requirement, we could be subject to penalties under applicable federal or state laws including, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. In addition to the federal and state disclosure and gift ban laws, certain countries outside of the U.S. have similarly enacted disclosure laws for which the company in its activities may be subjected to from time to time.
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
Other Regulations
We are also subject to numerous, federal, state, local and foreign laws and regulations relating to such matters as safe working conditions, manufacturing practices, fire hazard control, environmental protection and the disposal of hazardous and potentially hazardous substances and biological materials. We may incur significant costs to comply with such laws and their related regulations now or in the future. In addition, we are also subject to laws and regulations in foreign countries outside of the U.S. and Europe where we may seek to commercialize the ELAD System. In certain cases, these foreign laws and regulations may change at inopportune times and prevent the ELAD System’s timely commercialization. For example, several years after we submitted our 2007 regulatory package in China, we were notified of a then-newly-enacted 2009 regulation which prohibits the ELAD System’s approval in China until it is first approved in the U.S. As such, we now do not expect regulatory consideration of approval in China until after approvals are received in the U.S. or Europe.
Research and Development
We recognized $30.0 million, $39.8 million and $39.5 million in research and development expenses in the years ended December 31, 2016, 2015 and 2014, respectively.
Geographic Information
During 2016, 2015 and 2014, substantially all of our long-lived assets were located within the U.S.
Financial Information about Segments
We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions. Please see Note 1 – "Description of Business and Basis of Financial Statements" in the notes to the consolidated financial statements.
Employees
As of January 31, 2017, we had 87 employees, 15 of whom held Ph.D. or M.D. degrees. Of our employees, 50 were engaged in research and development, 20 in manufacturing and 17 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.
Corporate Information and Website
We were incorporated in California in May 2003 as Vitagen Acquisition Corp., changed our name to Vital Therapies, Inc. in June 2003, and reincorporated in Delaware in January 2004. Our principal executive offices are located at 15010 Avenue of Science, Suite 200, San Diego, CA 92128. Our telephone number is (858) 673-6840. Our website address is http://www.vitaltherapies.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available (free of charge) on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information contained on, or that can be accessed through, our website, or from the SEC does not constitute part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

“Vital Therapies” and “ELAD” are registered trademarks of Vital Therapies, and the Vital Therapies logo is a trademark of Vital Therapies. Other service marks, trademarks, and tradenames referred to in this Annual Report are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We may remain an “emerging growth company” until as late as December 31, 2019 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), though we may cease to be an “emerging growth company” earlier under certain circumstances, including (i) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (ii) if our gross revenue exceeds $1 billion in any fiscal year. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” are intended to have the meaning associated with it in the JOBS Act.
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
Risks Related to Our Business
We have designed our current phase 3 clinical trial for ELAD® based on the results of pre-specified and post-hoc analyses of our VTI-208 trial that has no assurance of success and may fail. Since ELAD is our sole product candidate, failure of this new trial could result in failure of the company.
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
The design of and assumptions underlying our new VTL-308 clinical trial, including the inclusion and exclusion criteria, may prove to be incorrect or may not ultimately demonstrate statistical significance in overall survival over a control group. Further, even if statistical significance in overall survival is achieved, the results may not be accepted without a confirmatory study as the basis for the submission of a biologics license application, or BLA, to the FDA or for a similar filing with any other regulatory authority. For example, even if the VTL-308 clinical trial were to meet its primary endpoint, the FDA or other regulatory authorities may still require an additional pivotal trial before granting market approval, which would require substantial additional time and funds in order to complete clinical development. If we are unsuccessful in our clinical development program, we will need to undertake a review of potential business alternatives, which may include, but are not limited to, a merger or sale of the company or ceasing operations and winding down the business.

We may not be able to complete the development of, successfully obtain regulatory or marketing approval for, or successfully commercialize, the ELAD System.
To date, we have expended significant time, resources and effort on the development of the ELAD System. The unfavorable VTI-208 outcome has caused a significant delay in our plans to commercialize the ELAD System. In order to complete the development of the ELAD System, we will need to complete one or more additional clinical trials that successfully demonstrate statistical significance in overall survival over a control group, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the U.S., from the European Medicines Agency, or EMA, in the European Economic Area, and from foreign regulatory authorities in other jurisdictions, obtain commercial manufacturing supply, build a commercial marketing organization or enter into a commercial marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. If we do not successfully complete the necessary clinical trials, do not have sufficient commercial manufacturing supply for the ELAD System, encounter additional difficulties in the development of the ELAD System due to any of the factors discussed in this “Risk Factors” section or otherwise, we do not seek or receive regulatory approval or are unable to successfully commercialize the ELAD System, if approved, then we will not be able to continue our business in its current form, and we would need to undertake a review of the potential business alternatives discussed above.
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
We are subject to all of the uncertainties and complexities affecting a clinical-stage, combination product, biologic and medical device company. We have not successfully completed clinical development for any of the ELAD System’s potential indications in the U.S. or Europe where the ELAD System is regulated as a combination biologic and medical device, and as a combined somatic cell Advanced Therapy Medicinal Product, respectively. We initiated a new phase 3 clinical trial, referred to as VTL-308, designed to establish the safety and efficacy of the ELAD System and to support approval in the U.S. and Europe. This clinical trial is being performed in certain subjects with sAAH. Any additional indications we elect to pursue will require the initiation and completion of additional phase 3 clinical trials demonstrating safety and efficacy for each such indication. For example, even prior to our VTI-208 clinical trial, the FDA had noted its view that preliminary clinical evidence did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Since then, our VTI-208 clinical trial failed to meet both its primary and secondary endpoints. There is no guarantee that any future clinical trials will be completed in a timely fashion or will succeed. Our ability ultimately to reach profitability is critically dependent on our future success in obtaining regulatory approval for the ELAD System. However, there can be no assurance that any future clinical trials will be timely, successful, or that regulators will approve the ELAD System in a timely manner, or at all.
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
Therapies such as the ELAD System are paid for primarily by private and government insurance, although in some markets payment may be made by private individuals and their families. Reimbursement policies and decisions for medical products is a highly bureaucratic, politicized and regulated process that includes consideration of factors such as cost effectiveness and meaningful patient benefit. Government and third-party payors are under great pressure to reduce costs. Furthermore, there are no therapies approved to restore liver function and the lack of an established reimbursement structure introduces additional uncertainty with regard to reimbursement for the ELAD System. Although we commissioned a report in 2013 from pricing study and reimbursement specialists that concluded we should target a commercial price between $150,000 and $275,000 for ELAD therapy in the U.S., we do not know whether this price is achievable or sustainable. Further, this report was prepared prior to the failure of the VTI-208 clinical trial, the discontinuation of our VTI-210 and VTI-212 clinical trials and prior to the commencement of our VTL-308 phase 3 trial, all of which may result in a lower target commercial price if the report was recreated based on the additional information known to us. Although we do not expect to determine a target commercial price for ELAD therapy either within or outside of the U.S. until after completion of a successful clinical trial, we believe it may be difficult to sustain a commercial price outside of the U.S. at or above the commercial price in the U.S. In addition, we will have no control over the reimbursement or conditions that may be set by the government or private insurers, if any, assuming we are able to secure marketing approval for the ELAD System. In markets where payment will be made by private individuals and their families, such private payors may not be prepared to pay an acceptable price.

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

We have incurred losses since our inception and expect to incur significant losses in the foreseeable future and may never become profitable. Even if we ultimately achieve profitability, it may not be sustained, and we may require additional capital.
We are a clinical-stage company, and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $41.0 million, $52.0 million and $47.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $243.8 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods, and we may need to raise additional capital.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2016, we had net operating loss, or NOL, carryforwards of approximately $168.5 million and $159.6 million, net of estimated limitations caused by certain ownership changes under Section 382 of the Internal Revenue Code, for federal and state income tax purposes, respectively. In general, under Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We believe our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo any further ownership changes, our ability to utilize NOLs could be further limited. Future changes in our stock ownership, some of which are outside of our control, could also result in additional ownership changes under Section 382. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. In addition, in 2013, California adopted a single factor, sales, for apportioning income and losses to the state. Although completely offset by our valuation allowance, we had recognized NOL carryforwards from 2013 through 2015 based on a multiple factor apportionment based on salaries, property and sales in the state. This position was based on prior court rulings supporting the use of the multiple factor apportionment. This ruling was overturned by the California Supreme Court in December 2015 and, in October 2016, the U.S. Supreme Court declined to hear the case. California has no regulations or guidiance nor have there been any rulings addressing how a company with no sales should apportion losses to California. As most of our operations are in California, we intend to file our tax returns using a multiple factor apportionment until such time as California provides a ruling or guidance on such an apportionment. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability.
Our internal computer systems, cloud-based systems and those used by our clinical investigators, contract research organizations or other contractors or consultants may fail or suffer security breaches, which could result in a material disruption of our development programs for the ELAD System.
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
Regulatory authorities worldwide have adopted the standard that, to gain marketing approval, clinical trials should produce a result that has less than a 5% probability of being due to random variation. There is no assurance that our current or any of our possible future clinical trials will meet that standard. In addition, we have designed all of our clinical trials to be judged by a survival primary endpoint, which may be difficult to achieve for many reasons, including unanticipated survival rates of control subjects due to random variations, deficiencies in our exclusion and inclusion criteria, and the standard of care of the subjects, which may vary from site to site and country to country and is continuously evolving. For example, the FDA had expressed concern that the VTI-208 study may not have been adequately designed to provide convincing evidence of efficacy if there are significant differences in how the ELAD System subjects and controls are treated during the treatment period and after hospital discharge. VTL-308 will bear the same risk. Variations in length of hospital stay, rates of hospital re-admission, alcohol recidivism rates, nutritional support, and concomitant medications, which are not within our control, could significantly confound the study results and call into question whether any difference in survival is due to the ELAD System or to these factors. Moreover, evolution in the standard of care for the treatment of patients with acute forms of liver failure could make our trials difficult to enroll and interpret. For instance, the results of the Steroids or Pentoxifylline for Alcoholic Hepatitis, or STOPAH, study funded by the United Kingdom National Institute for Health Research failed to demonstrate any significant benefit in the primary analysis of overall survival for subjects treated with either steroids, pentoxifylline or a combination of the two at one, three or twelve months, as compared with placebo. Any of these factors, which are beyond our control, could materially and adversely affect the results of any of our phase 3 clinical trials and prevent us from gaining regulatory approval of our ELAD System therapy. In addition, even if the results of our clinical programs are positive, our inability to control or adequately account for these factors between treatment arms could cause the FDA or other regulatory authorities to determine that the results are not adequate, or must be reproduced in a confirmatory study, to support marketing approval.
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
Similarly, data from our prior clinical trials suggest that ELAD treatment should not be used in subjects with severe coagulopathy (problems with blood clotting, defined as an INR of greater than 2.5). The use of extracorporeal systems such as ELAD may cause harm in patients with pre-existing severe coagulopathy because the circulation of blood outside the body can cause a depletion in circulating factors associated with the blood clotting cascade, and reductions in the number of circulating platelets in the blood which are required for the blood to clot properly. As a result, subjects on extracorporeal systems such as ELAD are at an increased risk to develop bleeding issues.
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
Clinical trials for the ELAD System require us to identify and enroll a large number of subjects that meet all of the entry criteria set forth in our protocols, including having the disease under investigation. We may not be able to enroll a sufficient number of subjects who meet our protocol requirements in a timely manner. Subject enrollment is affected by numerous factors, many of which fall outside of our control, including:

•	timeliness of contracting with clinical trial sites, and obtaining approval of the trial by the applicable institutional review boards, or IRBs, or ethics committees;

•	lack of a sufficient number of subjects who meet the enrollment criteria for our clinical trials;

•	perceived risks and benefits of the product candidate under study;

•	availability of competing therapies and clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;

•	scheduling conflicts with participating clinicians; and

•	proximity and availability of clinical trial sites and resources for prospective subjects.
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
The ELAD System could fail to receive regulatory approval for many reasons, including the following:

•
the FDA may disagree with the design or implementation of our clinical trials or study endpoints. For example, it has expressed concern about the open-label design and multiplicity of confounding variables, including the need for delineating the standard of care that both the treated and control groups will receive during our studies;

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
The ELAD System bedside unit was originally based exclusively on the Sorin Stöckert Perfusion System S3 Double Head Pump Module, a medical device indicated for use during cardio-pulmonary bypass surgery. All or part of our early clinical trials were carried out using an ELAD System bedside unit based on Sorin’s S3 system. However, Sorin stopped selling the S3 system and replaced it with an updated S5 system. We have carried out testing of an ELAD System bedside unit based on the S5 and we believe that the S3 and S5 systems are equivalent and interchangeable from a clinical and regulatory perspective. We have submitted information to both the U.S. and the European regulatory authorities to support equivalence. Both the S3 and S5 systems were used in our VTI-208 and VTI-210 clinical trials and both are being used in our VTL-308 clinical trial. There can be no assurance that regulatory authorities will continue to view the S3 and S5 systems interchangeably, or that Sorin will cooperate with us or provide us with the documentation necessary for inclusion in a BLA submission, if any, which would be required to obtain regulatory approval of our ELAD System. If regulatory authorities do not view the S3 and S5 systems as equivalent, or Sorin fails to provide the information necessary for inclusion in our regulatory filings, approval of our ELAD System may be significantly delayed or prevented. In addition, we have been notified that Sorin will only support its S3 systems through 2017.  Accordingly, if our trial is successful, we would expect to commercialize ELAD with only the Sorin S5 system.

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
The device components of the ELAD System will be reviewed as part of any BLA for the ELAD System. If the manufacturers of those components make modifications, discontinue supplying or are unable to supply sufficient quantities of such components during our clinical testing or after any approval, or if we elect to change a component, we will need to perform validation testing and obtain FDA and other regulatory approval prior to using the modified or replacement component. For example, one of our suppliers had an issue sourcing a raw material that is used in the manufacturing of tubing, which is a component of the ELAD System. If we had not been able to obtain sufficient quantities of this tubing on a timely basis, we would have had to delay enrollment in our clinical trials until additional supplies became available, or we would have been required to validate an alternative tubing to use, which could have delayed our clinical trials and increased our costs. If the FDA or any other regulatory body fails to approve use of those modified or replacement devices, takes significant enforcement action against the manufacturer or if we are unable to validate a replacement component, we would not be able to complete our clinical trials or, in the future, we might not be able to market or could have to suspend marketing of the ELAD System in certain jurisdictions.
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
While the growing of our VTL C3A cells is under our control, the manufacture of all of the other parts and components of the ELAD System are undertaken by third party suppliers. We currently rely on a single source of supply for many critical components, including components of the ELAD System bedside unit, the ultrafiltrate generator cartridges, the media we use to grow and ship our VTL C3A cells, the cartridges in which our VTL C3A cells are grown, the final cell filter cartridges and the bioreactors that have been developed to grow and store the ELAD cartridges. We are currently investigating additional sources of supply for these components to support future clinical development and, ultimately, commercialization of the ELAD System. If we fail to develop additional sources of supply, and a single source of supply of a critical component of the ELAD System were to become unavailable, our ability to continue clinical development or to initiate commercialization of the ELAD System would be severely compromised. In addition, we rely on third party suppliers for the safety of products of human and animal origin that are incorporated in the ELAD System production process, and these suppliers could cease to manufacture the components, inadequately test these components, go out of business or otherwise not perform as anticipated. We do not have long-term agreements with our suppliers, and we purchase components on a purchase order basis. For components that are not readily available from other sources, we are subject to the risks that our suppliers will raise their prices or impose other terms or conditions that are less favorable or unacceptable to us.
For instance, bovine serum, which is a component of the cell growth media, is used in the manufacture of the ELAD System cartridges. It is obtained from an outside supplier. We are wholly reliant on the guarantee of our supplier that the calf serum used in our manufacturing procedures is free of transmitted animal viruses and other pathogens. Should the source of supply become infected, or the supplier become unable to continue to supply calf serum of the quality necessary to support human use, or the regulations change such that the calf serum cannot be used for human use, we would have to find alternative sources of supply and manufacturing methods, for which there is no guarantee of success.
Human albumin and Trypsin-EDTA are also used in the manufacture of our ELAD System cartridges and are each provided by a single supplier. In addition, while these products are tested to be free of contamination by the supplier, we cannot guarantee that will continue to be the case.
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
Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources. We are highly dependent on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory, operational and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which are not widely available.
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
Furthermore, while we have entered into employment letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. It can be challenging to retain qualified personnel, and, considering the failure of VTI-208, it may be more difficult to recruit personnel in the future. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede our ability to identify and execute on our strategy.
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

Two commercially available liver dialysis systems, MARS from Baxter (formerly Gambro) and Prometheus from Fresenius, have undergone extensive clinical development. Another company, Hepa Wash GmbH has begun a limited market introduction of an albumin dialysis system in Europe, and HepaNet has introduced the OPAL system, an evolution of the MARS albumin dialysis system in Germany. All rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. To our knowledge none of these non-cellular systems has shown an improvement in long-term survival among patients with liver failure. It was also recently reported that a team from the Institute for Liver and Digestive Health, University College London and Yaqrit Ltd is planning to initiate a clinical trial in decompensated liver disease for a novel liver dialysis (non-bioartificial) system to be known as YAQ-002 incorporating albumin dialysis along with selective adsorption technology.
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
The United Kingdom held a referendum in June 2016 in which a majority of voters voted to exit the European Union, or Brexit. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union as well as other world trading partners. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including laws that could impact our clinical trials and our ability to obtain approval of our products or sell our products in the United Kingdom. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

Risks Related to Intellectual Property
Our patent rights may prove to be an inadequate barrier to competition.
We hold a patent in the U.S. which claims a method of using C3A cells to treat a patient’s blood, which we believe covers the ELAD System therapy. In addition, we hold another U.S. patent with claims covering an extracorporeal device configuration, which we believe includes our ELAD System, independent of the cell-type used. Foreign counterparts of these patents have been issued in Australia, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, the Philippines and Taiwan and remain under review in certain jurisdictions, including but not limited to Europe, Brazil, China, Hong Kong, India and the Philippines. In addition to these two U.S. patents, we hold three additional patents in the U.S. However, the lifespan of any one patent is limited and each of these patents will ultimately expire, and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover the entire ELAD System or treatment. Furthermore, even if our patents are held to be valid and of broadly enforceable scope, third parties may find legitimate ways to compete with the ELAD System by inventing around our patents to avoid claims of patent infringement. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and Europe where we hope to commercialize the ELAD System have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively enforce our patents would likely have a harmful impact on our ability to commercialize the ELAD System in these jurisdictions.
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

We may remain an “emerging growth company” until as late as December 31, 2019 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), though we may cease to be an “emerging growth company” earlier under certain circumstances, including (i) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (ii) if our gross revenue exceeds $1 billion in any fiscal year.

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

Efforts to remediate the control deficiencies that led to the material weakness discussed above have been completed. However, the measures we have taken to date, or any measures we may take in the future, may not be sufficient to avoid potential future material weaknesses. In addition, an independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional significant deficiencies or material weaknesses may have been identified. If we are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, or identify any additional significant deficiencies or material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.
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
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $2.81 to $35.20, through February 28, 2017. Our announcement that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on current and past clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.
Our stock price could be subject to wide fluctuations due to many factors, including:

•	clinical data and government approvals relating to the ELAD System;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	disputes or other developments with respect to our intellectual property rights or the intellectual property rights of others;

•	product liability claims or other litigation;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	changes in earnings estimates or recommendations by securities analysts;

•	our ability to meet investors' expectations regarding our future operating performance;

•	media exposure of the ELAD System or products of our competitors;

•	volume and timing of sales of the ELAD System;

•	the introduction of new products or product enhancements by us or our competitors;

•	our ability to develop, obtain regulatory clearance or approval for and market new and enhanced products on a timely basis;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
In May 2015, we filed a shelf registration statement that permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co., or the ATM. In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million from the sale of 6,272,727 shares of our common stock. Through February 28, 2017, we raised gross proceeds of $12.2 million pursuant to the ATM leaving $153.3 million available under the shelf registration statement of which $62.8 million may be offered, issued and sold under the ATM as of February 28, 2017.
In addition, we have filed registration statements on Form S-8 registering a total of 5,384,695 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements, the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. As of December 31, 2016, options to purchase 2,968,006 shares of our common stock were exercisable.
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
Our directors, officers and their affiliates have significant voting power and may take actions that may not be in the best interests of our other stockholders.
Our officers, directors and their affiliates collectively control approximately 24.6% of our outstanding common stock, and in particular, one stockholder and his affiliates control approximately 22.2% of our outstanding common stock as of December 31, 2016. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We lease 43,000 square feet in San Diego in three different facilities under leases with expiration dates ranging from June 2017 through January 2019. We lease our corporate headquarters in a 19,000 square foot facility, we lease a 18,000 square foot facility for our manufacturing operations and we lease 6,000 square feet of space used for research and development. We believe that these facilities are adequate to meet our existing needs and that additional or substitute facilities will be available on commercially reasonable terms, if required. However, we would incur additional expenses in connection with any such new facilities.
Item 3. Legal Proceedings.

We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us that we believe would materially affect our business, operating results, financial condition or cash flows. Our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, we may be involved in various legal proceedings from time to time.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on The NASDAQ Global Market under the symbol “VTL". The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2015
First Quarter	$28.93	$18.81
Second Quarter	$29.67	$19.01
Third Quarter	$28.00	$2.81
Fourth Quarter	$11.80	$3.76

Year Ended December 31, 2016
First Quarter	$11.34	$6.80
Second Quarter	$9.71	$5.82
Third Quarter	$7.36	$5.49
Fourth Quarter	$6.58	$3.85
Holders
As of February 28, 2017, there were approximately 71 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Performance Graph
The following graph shows a comparison from April 17, 2014 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2016 of the cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on April 17, 2014. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.
Unregistered Sales of Equity Securities
Information required by this Item regarding sales of equity securities without registration under the Securities Act of 1933, or the Securities Act, as amended, has been previously included in reports filed by us. During the quarter ended September 30, 2016, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with a newly-appointed board member, or the Buyer, pursuant to which we agreed to issue and sell an aggregate of $700,000 of our common stock in a private placement of shares that have not been registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act. We sold 118,243 shares of common stock under the Securities Purchase Agreement at a price of $5.92 per share. The securities were issued in a private placement transaction in reliance on Section 4(2) of the Securities Act. The Buyer represented that the securities were being acquired for investment purposes, for his own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, and that the Buyer was an accredited investor as defined in Regulation D promulgated under the Securities Act.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following table summarizes our selected consolidated financial data for the periods and as of the dates indicated. We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited financial statements not included in this Annual Report on Form 10-K. This data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our audited consolidated financial statements and their related notes, which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$30,046	$39,773	$39,479	$21,787	$5,097
General and administrative	11,220	12,347	10,863	9,615	4,483
Total operating expenses	41,266	52,120	50,342	31,402	9,580
Loss from operations	(41,266)	(52,120)	(50,342)	(31,402)	(9,580)
Revaluation of future purchase rights liabilities	—	—	2,600	(1,306)	3,101
Other income (expense), net	297	97	75	(10)	(222)
Net loss	(40,969)	(52,023)	(47,667)	(32,718)	(6,701)
Amortization of deemed dividend	—	—	(4,744)	(64)	—
Accretion to redemption value of redeemable convertible preferred stock	—	—	(4,410)	(6,303)	(942)
Net loss attributable to common stockholders	$(40,969)	$(52,023)	$(56,821)	$(39,085)	$(7,643)
Net loss per share attributable to common stockholders, basic and diluted	$(1.31)	$(2.07)	$(3.54)	$(74.86)	$(17.89)
Weighted –average common shares outstanding, basic and diluted (1)	31,387,579	25,152,948	16,054,452	522,102	427,117
__________

(1)
Please refer to Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements, for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$59,991	$83,416	$102,238	$38,186	$18,473
Working capital	55,983	78,433	94,538	36,409	17,403
Total assets	64,026	89,081	108,082	46,585	20,332
Preferred stock	—	—	—	83,475	26,176
Additional paid-in-capital	302,185	285,098	248,305	58,413	62,728
Accumulated deficit	(243,825)	(202,856)	(150,833)	(103,166)	(70,448)
Total stockholders’ equity (deficit)	58,446	82,325	97,563	(44,657)	(7,632)

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
Overview
We are a biotherapeutic company focused on developing a human hepatic cell-based treatment targeting acute forms of liver failure. Our product candidate, the ELAD System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to potentially regenerate to a healthy state or to stabilize the patient until transplant. The ELAD System is the only liver support system containing immortal human liver-derived cells, or VTL C3A cells, to enter phase 3 clinical trials. We designed the ELAD System to supplement key aspects of normal liver function to improve patient survival. We estimate that at least 40,000 patients annually in the United States, or U.S., experience the acute forms of liver failure that may be addressed by the ELAD System, such as severe acute alcoholic hepatitis, or sAAH, surgery-induced liver failure, or SILF, and fulminant hepatic failure, or FHF, for a portion of which the ELAD System may be a life-saving therapy. Except for liver transplant, which is severely limited by the availability of organs and not available to many patients, the current standard of care for these acute forms of liver failure is primarily focused on the management of complications, which does not restore lost liver function and is associated with a high rate of mortality. The ELAD System has received orphan designation in the U.S. and Europe for the treatment of patients with acute liver failure. This designation provides tax credits for qualified clinical testing, seven years of market exclusivity in the U.S. and ten years of market exclusivity in Europe for the first orphan drug approved for a given indication. However, orphan designation does not alter the standard regulatory requirements or the process for obtaining marketing approval.
The ELAD System is currently being tested in a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate ELAD in subjects with sAAH, referred to as VTL-308. VTL-308 is based on pre-specified and post-hoc analyses of our VTI-208 phase 3 clinical trial in alcohol-induced liver decompensation, or AILD, of which sAAH is a subset. VTI-208 was completed in 2015. Although VTI-208 failed to reach either its primary or secondary endpoints, our pre-specified and post-hoc analyses identified criteria for a group of subjects in which favorable survival trends were observed. The inclusion and exclusion criteria for the VTL-308 trial are based on these findings. We expect to enroll at least 150 subjects in VTL-308 at over 50 sites in the U.S. and Europe. As of February 28, 2017, we have enrolled 53 subjects in VTL-308 and had 39 clinical sites open for enrollment. We expect to report top-line data for VTL-308 around mid-2018. While the VTL-308 phase 3 clinical trial has been designed to show statistical significance based on a subset of pre-specified and post-hoc analyses of the VTI-208 trial, there can be no assurance that the data from the trial or that a single trial will be sufficient to support a marketing application in any country.
In early 2015, we completed enrollment of subjects in VTI-208, a phase 3 clinical trial in subjects with AILD, the majority of whom were diagnosed with sAAH. During 2014, we also initiated enrollment in VTI-210, a second phase 3 clinical trial for subjects with sAAH, and a phase 2 clinical trial, VTI-212, for subjects with FHF or SILF. The VTI-210 trial was suggested by the European regulatory authority and was intended to include subjects who had failed conventional therapy and were therefore a sicker population than the VTI-208 subjects.
The VTI-208 study enrolled 203 AILD subjects in the intention-to-treat, or ITT, population mostly in 2013 and 2014, with 96 and 107 subjects randomized to ELAD treatment and control (standard of care only) groups, respectively. In August 2015, we learned that the Kaplan-Meier analysis of the overall survival in the ITT population was not statistically different between groups. However, in a pre-specified subset of 120 subjects with Model for End-stage Liver Disease, or MELD, scores <28 that consisted of 51 and 69 subjects in the ELAD-treated and control groups, respectively, the Kaplan-Meier analysis of overall survival did approach statistical significance. In another pre-specified exploratory analysis of 101 subjects with less than the median age of 46.9 years, the Kaplan-Meier analysis of overall survival also favored the ELAD-treated subjects. Analyses of 83 subjects with MELD scores >28 and of 102 subjects greater than the median age both favored the control subjects. A subject’s MELD score is a tool for characterizing the severity of liver disease and for providing a prognosis for survival.
Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we discontinued the VTI-210 and VTI-212 clinical trials, postponed most activities associated with the preparation for filing a biologics license application, or BLA, and reduced our workforce in late 2015.

We have incurred net losses since inception of $243.8 million through December 31, 2016. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or accuracy of future expenses, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.
Financial Operations Overview
Research and Development Expenses
Research and development expenses relate to the development of the ELAD System and are expensed as incurred. Our research and development expenses consist primarily of:

•	expenses incurred under agreements with clinical sites, clinical research organizations, or CROs, and statistical, regulatory and other consultants that assist us with our clinical trials;

•	employee-related expenses, which include salaries, benefits, travel and stock-based compensation;

•	the cost of acquiring and manufacturing clinical trial materials;

•
facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent, information systems, maintenance of facilities and equipment, and depreciation of fixed assets; and

•	other costs associated with research, the preparation for a potential BLA filing and other regulatory activities.
We do not track our employee and facility-related research and development costs by clinical trial, as we have used our employee and infrastructure resources across multiple clinical trials, and we believe the allocation of such costs would be arbitrary and would not provide a meaningful assessment.
The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per subject trial costs;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the number of subjects that participate in the trials;

•	continuing quality assurance activities and standards consistent with the U.S. Food and Drug Administration, or FDA, and other regulatory requirements;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the number of events that occur in our event driven VTL-308 clinical trial; and

•	the frequency and duration of subject follow-up visits.
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
Revaluation of Future Purchase Rights Liabilities
Future rights to purchase shares of our senior preferred stock granted in connection with our senior preferred stock financing were accounted for as liabilities, and their value was re-measured at the end of each financial reporting period. The value of these future purchase rights liabilities fluctuated in conjunction with increases or decreases in the fair value of our common stock and the number of preferred and common shares and future purchase rights outstanding relative to our enterprise value at each reporting date. We recognized a gain or loss based on fluctuations in the fair value of these future purchase rights liabilities. In conjunction with our initial public offering, or IPO, in April 2014, the remaining purchase rights liabilities at that date were terminated and the balance of the future purchase rights liabilities was recognized as income.
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

Through 2016, we have recognized stock-based compensation expense only for those awards that were ultimately expected to vest. We estimated forfeitures based on an analysis of our historical employee turnover. We revised our forfeiture estimate, if necessary, when actual forfeitures differed from those estimates. Changes in forfeiture estimates, which have not been material to date, impacted compensation cost in the period in which the change in estimate occured. Begining in 2017, we are changing our method to record forfeitures as they occur. See note 2 to the consolidated financial statements.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2016 and 2015, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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
Results of Operations
Comparison of Fiscal Years Ended December 31, 2016 and 2015
The following table summarizes our operating expenses for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$30,046	$39,773	$(9,727)	(24)%
General and administrative	11,220	12,347	(1,127)	(9)%
Total operating expenses	$41,266	$52,120	$(10,854)	(21)%
Research and development expense decreased by $9.7 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The reduction in research and development expenses resulted from an $8.3 million decrease in clinical trial and related consulting, manufacturing and outside service costs. We opened 38 sites during the year ended December 31, 2016 and enrolled 35 subjects in the VTL-308 clinical trial. Higher costs in the year ended December 31, 2015 reflected costs associated with locking the database for and analysis of the VTI-208 clinical trial, and costs associated with the opening of 42 sites and the enrollment of 38 subjects in the VTI-208, VTI-210 and VTI-212 clinical trials. In addition, research and development-related salaries and related compensation costs decreased by $1.3 million in the year ended December 31, 2016, primarily as a result of the reduction in staff and the recording of related severance costs in the third quarter of 2015.

The $1.1 million decrease in general and administrative expense during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily the result of $503,000, $348,000 and $177,000 of lower salaries, for consulting and outside services and for travel costs, respectively, in part reflecting reductions in costs in conjunction with the reduction in staff completed in the fourth quarter of 2015. The decrease was also driven by a $250,000 reduction in audit and accounting fees and costs associated with being a public company and a $170,000 reduction in insurance costs. These decreases were partially offset by increased stock-based compensation of $640,000, primarily due to performance-based stock options that were granted in the fourth quarter of 2015. In addition, legal expenses increased by $223,000 in 2016, principally reflecting costs associated with securities litigation that was dismissed in 2016.
We expect our research and development costs to increase significantly in 2017 relative to 2016 primarily due to the anticipated higher subject enrollment in the VTL-308 clinical trial during 2017 and due to increased activity related to a possible BLA filing. We expect general and administrative costs to increase slightly in 2017 as compared to 2016.
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

Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $243.8 million through December 31, 2016. We believe we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file with the SEC. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co.
In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million from the sale of 6,272,727 shares of our common stock, which left $165.5 million available under the shelf registration statement, $75.0 million of which could be offered, issued and sold under the at-the-market sales agreement. Through February 28, 2017, we raised gross proceeds of $12.2 million pursuant to the ATM, leaving $153.3 million available under the shelf registration statement, of which $62.8 million may be offered, issued and sold at a future date under the ATM. As of February 28, 2017, we have sold a total of 1.5 million shares of our common stock at a weighted average price of $7.90 per share under the ATM. Through February 28, 2017, the net proceeds to us from the ATM were $11.7 million, after deducting underwriter commissions and offering expenses.
As of December 31, 2016, we had cash and cash equivalents of approximately $60.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of December 31, 2016, such funds were held in cash and money market funds.
Cash Flows
The following table shows a summary of our cash flows for each of the years ended December 31, 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Cash (used in) provided by:
Operating activities	$(35,774)	$(49,952)	$(40,825)
Investing activities	(21)	(1,281)	(2,040)
Financing activities	12,374	32,421	106,918
Net cash used in operating activities
During the year ended December 31, 2016, operating activities used $35.8 million of cash. The use of cash primarily related to our net loss of $41.0 million adjusted for non-cash charges of $4.7 million related to stock-based compensation and $1.8 million related to depreciation and amortization, partially offset by a $1.4 million change in our operating assets and liabilities. Changes in our operating assets and liabilities during the year ended December 31, 2016 consisted primarily of a decrease of $1.0 million in accrued expenses and accounts payable and an increase of $232,000 in other current assets and prepaid expenses. The decrease in accrued expenses and accounts payable was primarily attributable to the reduction in amounts due to clinical sites for our VTI-208, VTI-210 and VTI-212 clinical trials, partially offset by increases in amounts due for our VTL-308 clinical trial.
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

During the year ended December 31, 2014, operating activities used $40.8 million of cash. The use of cash was primarily related to our net loss of $47.7 million adjusted for non-cash income of $2.6 million related to the re-measurement of future purchase rights liabilities, non-cash charges of $2.5 million and $1.1 million for stock-based compensation and depreciation, respectively, and $5.9 million of net changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2014 consisted primarily of an increase of $5.4 million in accounts payable and accrued liabilities, reflecting an increase in clinical activities, related research and development expenditures and the timing of payments made by us to vendors since the beginning of the year. The decrease of $279,000 in other current assets and prepaid expenses was attributable to a reduction in prepaid clinical costs of $737,000 related to the utilization of prepayments to our CROs, offset by an increase of $329,000 in prepaid expenses primarily attributable to payments on corporate insurance policies.
Net cash used in investing activities
During the year ended December 31, 2016, net investing activities used $21,000 of cash, including capital expenditures of $556,000 principally for purchases of equipment for manufacturing and clinical operations, partially offset by $533,000 from a decrease in restricted cash requirements relating to our clinical trials and lease commitments.
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
Net cash provided by financing activities
During the year ended December 31, 2016, financing activities provided $12.4 million of cash, which included net proceeds of $12.4 million after underwriters' commissions and offering costs from the ATM offerings and the private placement completed in the year ended December 31, 2016.
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
As a result of the expense reductions made in 2015, the structure and timing of the VTL-308 clinical trial, and assuming we limit our BLA activities and do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $60.0 million as of December 31, 2016 will be sufficient to fund our operations through the first quarter of 2018. We anticipate needing to raise additional funds prior to releasing topline data for the VTL-308 clinical trial, which we currently expect around mid-2018. If we are not successful in raising additional funds, we expect to significantly reduce our expenditures and focus our existing resources on obtaining VTL-308 topline data. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in clinical trials, the timing of any possible filing of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs. We may raise funds pursuant to our shelf registration statement, including through the ATM, or we may seek to obtain additional funding through a combination of other equity or debt financings, government or other third-party financing, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of research and development and clinical trials related to the ELAD System or any future product candidates;

•	the cost and timing of a potential BLA filing;

•	the cost and timing of scaling up and validating the manufacturing process for the ELAD System or any other product candidates for commercialization;

•	the cost and timing of commercialization activities, including reimbursement, marketing, sales and distribution costs, both before and after product approval (if any);

•	our ability to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the number and characteristics of any future product candidates we pursue;

•	the costs involved with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties, if any, on the ELAD System and any future product candidates.
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
Off-Balance Sheet Arrangements
Through December 31, 2016, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Some of our most significant clinical trial expenditures are to investigative sites and to CROs. These agreements are cancellable by either party at any time upon written notice and do not have any cancellation penalties, but do obligate us to reimburse the providers for any time or costs incurred through the date of termination and to close out clinical sites. These items are not included in the table below. We lease office and manufacturing space in San Diego, California. The following table summarizes our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$1,461	$771	$690	$—	$—
Purchase obligations	286	286	—	—	—
Total contractual obligations	$1,747	$1,057	$690	$—	$—

As of December 31, 2016, our purchase obligations include existing purchase commitments of $167,000 with a vendor for raw materials that will be used in manufacturing on an as needed basis. During the years ended December 31, 2016, 2015 and 2014, we purchased $943,000, $1.2 million and $1.2 million, respectively, of materials from this vendor. Our purchase obligations also include a purchase commitment of $119,000 with a vendor for a component used in our clinical trials that will be manufactured and delivered on an as agreed upon schedule during 2017. During the years ended December 31, 2016, 2015 and 2014, we purchased $118,000, $335,000 and $574,000, respectively, of materials from this vendor. In the course of normal business operations, we also enter into agreements with contract service providers and others. We can elect to discontinue the work under these contracts and purchase orders with notice.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, "Leases," or ASU 2016-02. ASU 2016-02 will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption of ASU 2016-02 as of its issuance is permitted. We expect to adopt ASU 2016-02 in 2019. The adoption of this guidance is expected to result in a significant increase in the total assets and liabilities reported on our consolidated balance sheets.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09. ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016, and interim periods therein. This guidance may be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We expect to adopt ASU 2016-09 in 2017 including changing our method to account for forfeitures as they occur, which will be applied using the modified retrospective transition method. This guidance will not have a significant impact on our financial statements at the time of adoption.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. This ASU will require that our statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this ASU are effective for interim periods beginning after December 15, 2017, with early adoption permitted. We will adopt this standard in 2018 and do not currently expect ASU 2016-18 to have a significant impact on our consolidated financial statements at the time of adoption.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $60.0 million at December 31, 2016, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

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
The functional currencies of our foreign subsidiaries are the local currencies. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. Our foreign subsidiaries are currently inactive and, accordingly, a change of 10% in such foreign currency exchange rates would not have a material impact on their financial position or results of operations.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2016, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Compensatory Arrangements of Certain Officers.
On January 30, 2017, following the recommendation made by the compensation committee of our board of directors, our board of directors approved base salaries for fiscal year 2017 for our named executive officers and Chief Financial Officer as follows: Terence E. Winters, Ph.D., $504,700; Duane D. Nash, M.D., J.D., $400,000; Robert A. Ashley, M.A., $381,100; and Michael V. Swanson, M.B.A., $383,500.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth the names, ages and positions of our executive officers and directors as of February 28, 2017:

Name	Age	Position
Executive Officers:
Terence E. Winters, Ph.D.	74	Co-Chairman and Chief Executive Officer
Duane Nash, M.D., J.D.	46	President
Robert A. Ashley, M.A.	59	Executive Vice President and Chief Technical Officer
Michael V. Swanson, M.B.A.	62	Executive Vice President and Chief Financial Officer
Aron P. Stern, M.B.A.	63	Chief Administrative Officer
John M. Dunn, J.D.	65	General Counsel and Secretary
Andrew Henry	52	Vice President, Clinical Operations
Andrea Loewen	49	Vice President, Regulatory Affairs and Quality Assurance
Richard Murawski	68	Vice President, Manufacturing
Non-Employee Directors:
Muneer A. Satter, J.D., M.B.A(2)(3)	56	Co-Chairman and Lead Director
Jean-Jacques Bienaimé(2)(5)	63	Director
Cheryl L. Cohen(4)(5)	51	Director
Philip M. Croxford, M.B.A.(4)(5)	56	Director
Douglas E. Godshall, M.B.A.(1)(5)	52	Director
Errol R. Halperin, J.D., L.L.M.(1)(3)	76	Director
Faheem Hasnain (2)(5)	58	Director
J. Michael Millis, M.D.(3)(4)	58	Director
Lowell E. Sears, M.B.A.(1)(3)	66	Director
Randolph C. Steer, M.D., Ph.D.(2)(4)	67	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of Nominating and Governance Committee.

(4)	Member of Quality and Technology Committee.

(5)	Member of Commercialization Committee.

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
Duane Nash, M.D., J.D. has served as our President since March 2016. Between March 2012 and March 2016, he served as our Chief Business Officer, and he served as our Executive Vice President between May 2013 and March 2016. Between March 2012 and May 2013, he also served as our Medical Director. Dr. Nash completed his internship in general surgery at the University of California at San Francisco during which he served as a member of the liver transplant team. Dr. Nash also practiced as an attorney from November 2002 to February 2008, most recently at the law firm of Davis Polk, where he focused on intellectual property litigation and corporate matters. Dr. Nash joined Vital Therapies from Wedbush PacGrow Life Sciences where he was employed from March 2009 to March 2012 serving most recently as Vice President in Equity Research. Before that he was a research analyst at Pacific Growth Equities from April 2008 through March 2009, which was subsequently acquired by Wedbush Securities, Inc. Dr. Nash has served on the board of directors of Akebia Therapeutics, Inc., a publicly-traded biotech company focused on the treatment of anemia and vascular disease, since May 2013, and on the board of directors of Aerpio Therapeutics Inc., a clinical-stage biopharmaceutical company focused on advancing innovative therapies for vascular diseases, since September 2012. Dr. Nash earned a B.A. in biology from Williams College, an M.D. from Dartmouth Medical School, a J.D. from the University of California, Berkeley, and an M.B.A. from the University of Oxford.
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
Michael V. Swanson, M.B.A. joined us in August 2013 as our Chief Financial Officer and has also served as our Executive Vice President since March 2016. Mr. Swanson has over 20 years of experience in senior financial positions in both public and private life sciences companies. Mr. Swanson was Chief Financial Officer of Amira Pharmaceuticals, Inc., a pharmaceutical company focused on the discovery and early development of drugs to treat inflammatory and fibrotic diseases, from May 2008 until the company was acquired in September 2011, and of Panmira Pharmaceuticals, LLC, a spin out from Amira from September to December 2011. From January 2012 to October 2015, Mr. Swanson provided financial consulting services to development stage companies. From July 2000 to April 2008, Mr. Swanson served in senior finance positions including Senior Vice President, Finance and Chief Financial Officer at Prometheus Laboratories Inc., a specialty pharmaceutical company marketing and selling pharmaceutical products and diagnostic testing services for gastrointestinal diseases and disorders. Previously, Mr. Swanson was Senior Vice President and Chief Financial Officer of Advanced Tissue Sciences, Inc., a publicly-traded biomedical company, where he served in senior financial positions for over ten years. Mr. Swanson also served as Director of Finance of the Fisher Scientific Group, Inc., a health and scientific technology company, and its parent, The Henley Group, Inc., a widely diversified holding company. Mr. Swanson began his career working approximately nine years with the public accounting firm of Deloitte Haskins & Sells, now Deloitte & Touche LLP. Mr. Swanson earned a B.S. in business administration from the California Polytechnic State University at San Luis Obispo and an M.B.A. from the University of Southern California. He is also a Certified Public Accountant (inactive).

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
John M. Dunn, J.D. has served as our General Counsel since November 2014 and as our Secretary since February 2015. Mr. Dunn has over 25 years of national law firm and in-house general counsel experience. Mr. Dunn was Senior Vice President Legal and Compliance, General Counsel and Secretary of IDEC Pharmaceuticals from 2002 until its merger with Biogen in late 2003. From 2004 to 2012, Mr. Dunn served as an Executive Vice President at Biogen Idec where he was in charge of Biogen Idec’s internal corporate venture fund and Innovation Incubator. Most recently, Mr. Dunn has been providing legal and corporate development advisory services to emerging life science companies. Previously, Mr. Dunn was a partner for 16 years in the Corporate, Securities and Technology Group at the Pillsbury Winthrop law firm where his practice focused on the healthcare industry. Mr. Dunn earned a B.S. in finance and his J.D. from the University of Wyoming. He serves as an advisor to TVM Capital, a life science venture capital firm, and is a member of the Board of Directors of Agility-Clinical, a privately held consulting and contract research organization, and a member of the Board of Directors of Acer Therapeutics, Inc., a privately held specialty orphan pharmaceutical company.
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
Andrea Loewen became our Vice President of Regulatory Affairs in February 2017, having served as Vice President of Regulatory Affairs and Quality since July 2013. Ms. Loewen oversees our regulatory systems and develops regulatory strategies. Ms. Loewen has 25 years of experience in regulatory and quality management roles, including positions at Baxter Healthcare, Biogen Idec, and Shire Pharmaceuticals. From June 2009 to July 2013, she served as the Head of Regulatory Affairs for Shire Pharmaceuticals Regenerative Medicine business unit, where she was responsible for global regulatory strategy and filings for development stage and commercial combination products. Between March 2008 and June 2009, Ms. Loewen served as Senior Director of Regulatory Affairs for Ceregene, Inc., a development stage biotech company, and was responsible for global regulatory strategy and filings for combination products. Ms. Loewen earned her B.A. in biology from Gustavus Adolphus College.
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
Board of Directors
Terence E. Winters, Ph.D. Please see biographical information above in the section entitled "Executive Officers."

Muneer A. Satter, J.D., M.B.A. has served as co-Chairman of Vital Therapies' Board of Directors since 2012. Mr. Satter has been Founder and Managing Partner of Satter Medical Technology Partners, L.P. since 2016, Chairman of Satter Investment Management LLC since 2012, and he also manages the Satter Foundation. Prior to Satter Investment Management, Mr. Satter was a partner at Goldman Sachs where he spent 24 years in various roles, most recently as the Global Head of the Mezzanine Group in the Merchant Banking Division, where he raised and managed over $30 billion of assets. Mr. Satter is co-chairman of the board of directors of Linq3 Technologies LLC, chairman of the board of directors of Akebia Therapeutics, Aerpio Therapeutics and Restorsea Holdings, LLC and a director of Annexon Biosciences. He also serves as vice chairman of Goldman Sachs Foundation and GS Gives, is a director of the Navy SEAL Foundation, a director of World Business Chicago, is on the Board of Advisors of the American Enterprise Institute and is on the Board of Trustees of Northwestern University where he is Chairman of the Finance Committee. Mr. Satter received a B.A. in Economics from Northwestern University, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School.
We believe Mr. Satter is qualified to serve on our board of directors because of his extensive experience in merchant banking and venture capital investments and his experience as an investor and director of other companies in the life sciences and medical technology industries.
Jean-Jacques Bienaimé, M.B.A. has served on our board of directors since September 2013. Since May 2005, Mr. Bienaimé has served as the chief executive officer and as a director of BioMarin Pharmaceutical Inc., a publicly-traded company that develops and commercializes innovative pharmaceuticals for serious diseases and medical conditions, and since June 2015 he has served as chairman of its board. From November 2002 to April 2005, Mr. Bienaimé served as chairman, chief executive officer and president of Genencor, a biotechnology company focused on industrial bioproducts and targeted cancer biotherapeutics. Prior to joining Genencor, Mr. Bienaimé was chairman, president and chief executive officer of SangStat Medical Corporation, another biotechnology company. He became president of SangStat Medical Corporation, a global pharmaceutical company, in 1998 and chief executive officer in 1999. Prior to joining SangStat Medical Corporation, Mr. Bienaimé held various management positions from 1992 to 1998 with Rhône-Poulenc Rorer Pharmaceuticals (now known as Sanofi-Aventis), including Senior Vice President of Corporate Marketing and Business Development, and Vice President and General Manager of the Advanced Therapeutic and Oncology division. Mr. Bienaimé has served on the board of BioMarin Pharmaceuticals Inc. since May 2005, and the board of Incyte Corporation, a publicly-traded biopharmaceutical company, since January 2015. In addition, he serves on the board of The Biotech Industry Organization. Mr. Bienaimé served on the boards of Intermune, Inc., a publicly-traded biotechnology company, from March 2012 until its acquisition by Roche Holdings, Inc. in September 2014, and Portola Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, from September 2010 through June 2014. Mr. Bienaimé earned an M.B.A. from the Wharton School at the University of Pennsylvania and a B.S. in economics from the Ecole Superieure de Commerce de Paris.
We believe that Mr. Bienaimé is qualified to serve on our board of directors based on his extensive experience in the management of biotechnology organizations, business development, and sales and marketing of both biotechnology and pharmaceutical products.
Cheryl L. Cohen has served on our board of directors since July 2015. Ms. Cohen served as chief commercial officer of Medivation, Inc., a publicly-traded bio-pharmaceutical company, from September 2011 until July 2014. Ms. Cohen currently serves as president of CLC Consulting, a pharmaceutical and biotechnology consulting firm specializing in new product start-up and commercialization, where she also served as president from September 2008 until September 2011. From November 2007 to September 2008, she served as the vice president, strategic commercial group, of Health Care Systems, Inc., a Johnson & Johnson company, and from October 1998 to November 2007, she worked at Janssen Biotech, Inc. (formerly Centocor Biotech, Inc.), a Johnson & Johnson company, in a variety of senior sales roles including vice president, rheumatology franchise. Ms. Cohen has served on the board of Tokai Pharmaceuticals, Inc., a publicly-traded pharmaceutical company focused on new treatments for prostate cancer, since April 2015 and the board of Protein Sciences Corporation, a privately held bio-pharmaceutical company specializing in vaccine development since October 2014. Ms. Cohen also served on the board of Cytrx Corporation, a publicly traded bio-pharmaceutical company specializing in oncology, from June 2015 through October 2016. Ms. Cohen began her career at Solvay Pharmaceuticals in a variety of sales positions. Ms. Cohen received her B.A. from Saint Joseph College.
We believe that Ms. Cohen is qualified to serve on our board of directors based on her experience as an executive officer and director of private and publicly-traded companies, including companies in the pharmaceutical and bio-pharmaceutical industries.

Philip M. Croxford, M.B.A. has served on our board of directors since 2009 and as a healthcare president and chief executive officer for over 15 years. Mr. Croxford currently serves as President and Chief Executive Officer of Gamma Medica, Inc., a breast diagnostic imaging company, since April 2015. Previously, Mr. Croxford held the position of Global President of LifeCell Corporation, a tissue biotechnology engineering company, from September 2013 until September 2014, and was a member of its parent, Acelity (formerly KCI), Executive Leadership Team. From December 2012 to August 2013, Mr. Croxford was Senior Vice President of Global Commercial Operations for LifeCell. From June 2008 to December 2012 he was President and Chief Executive Officer of ArjoHuntleigh, North America, a member of The Getinge AB Group, a global medical and safety technology company listed on the OMX Nordic Exchange. He served on their Executive Leadership Team during his term in office. From February 2006 to October 2007, Mr. Croxford was President and Chief Executive Officer and member of the board of directors of Draeger Medical, Inc., a private medical device company. Mr. Croxford also served as Group Vice President and Worldwide General Manager of Arrow International, Inc. and as an Operating Company Board Member and Vice President for the Worldwide Wound Management Business of Ethicon, a Johnson & Johnson Company. Mr. Croxford also held other executive management positions with Johnson & Johnson Company and Smith & Nephew. He earned a B.Sc. (Honors) degree in pharmacy from the University of Manchester, School of Pharmacy, in England. Mr. Croxford is also a licensed member of the Royal Pharmaceutical Society of Great Britain. He earned a Post Graduate Diploma in marketing from the Royal Chartered Institute of Marketing, and is a Chartered Member of the Institute. He earned his M.B.A. from Heriot-Watt University, Edinburgh Business School, United Kingdom.
We believe Mr. Croxford is qualified to serve on our board of directors based on his significant operational and leadership experience, including, without limitation, senior management experience of public international companies, extensive experience in the life sciences and medical technology industries, and a strong academic background, including degrees in pharmacy, marketing and business.
Douglas E. Godshall, M.B.A. has served on our board of directors since May 2013. Mr. Godshall was the Chief Executive Officer of HeartWare International, Inc., a developer of a range of implantable mechanical circulatory assist devices, starting in September 2006 and a director since October 2006 until the company was acquired by Medtronic in August 2016. Prior to joining HeartWare, Mr. Godshall served in various executive and managerial positions at Boston Scientific Corporation, a manufacturer and a developer of medical supplies and medical devices in a variety of fields, including as a member of Boston Scientific’s Operating Committee and President, Vascular Surgery. Previously, Mr. Godshall spent five years as Vice President, Business Development, at Boston Scientific, where he was focused on acquisition strategies for the cardiology, electrophysiology, neuroradiology and vascular surgery divisions. In March 2012, Mr. Godshall was appointed a director of pSivida Corp., a developer of drug delivery products for treatment of back-of-the-eye diseases. Mr. Godshall earned a B.A. in business from Lafayette College and an M.B.A from Northeastern University.
We believe that Mr. Godshall is qualified to serve on our board of directors based on his experience as an executive officer and director of several life sciences and medical technology companies.
Errol R. Halperin, J.D., L.L.M. has served on our board of directors since December 2012. Mr. Halperin was a senior partner of DLA Piper from January 1979 until December 2013. At the present time, Mr. Halperin is a senior strategic advisor to DLA Piper (U.S.). In his practice, Mr. Halperin has provided general business advice to clients in a broad range of sectors, including the manufacturing, real estate industry and real estate investment trust industry. Mr. Halperin’s practice was concentrated in the areas of mergers and acquisitions, corporate law, international transactions, real estate law and federal income tax law. Mr. Halperin has also served on the board of Equity Residential, a public REIT, and private company boards. Currently, he is a director of Elkay Manufacturing Company, a privately held corporation, and Pangea Properties, a private real estate investment and management company. He also currently serves as a director of other late stage private venture companies, including LINQ3, LLC and Restorsea, LLC. Before joining DLA Piper, from June 1972 to January 1979 he was legislation counsel of the Joint Committee on Taxation of the U.S. Congress; and was an assistant branch chief of the Legislation and Regulations Division of the Chief Counsel for the Internal Revenue Service from June 1968 to June 1972. Mr. Halperin earned a B.S. and a J.D. from DePaul University and an L.L.M. in taxation from New York University.
We believe that Mr. Halperin is qualified to serve on our board of directors based on his experience as an attorney practicing for a nationally known firm in the areas of mergers and acquisitions and corporate transactions and his involvement in advising venture capital backed companies.

Faheem Hasnain has served on our board of directors since August 2016. Mr. Hasnain served as the Chief Executive Officer, President, and a director at Receptos, Inc. from November 2010 to August 2015. Prior to joining Receptos, Inc., Mr. Hasnain was the President and Chief Executive Officer and a director of Facet Biotech Corporation, a biology-driven antibody company with a focus in multiple sclerosis and oncology. He held that position from December 2008 until the company’s acquisition by Abbott Laboratories in April 2010. Previously, Mr. Hasnain was President, Chief Executive Officer and a director of PDL BioPharma, Inc. from October 2008 until Facet Biotech was spun off from PDL BioPharma in December 2008. From October 2004 to September 2008, Mr. Hasnain was at Biogen Inc., most recently as Executive Vice President in charge of the oncology/rheumatology strategic business unit. Prior to Biogen, Mr. Hasnain held roles with Bristol Myers Squibb, where he was President of the Oncology Therapeutics Network, and for 14 years at GlaxoSmithKline and its predecessor organizations. He has been Chairman of the Board of Sente, Inc. since 2008 and of Tocagen Inc. since November 2014, and has served as a member of the board of directors of Kura Oncology, Inc. since April 2015. He previously served as a member of the board of directors of Ambit Biosciences Corporation, Seragon Pharmaceuticals, Tercica, Inc., Aragon Pharmaceuticals and Somaxon Pharmaceuticals, Inc. Mr. Hasnain received a B.H.K. and B.Ed. from the University of Windsor Ontario in Canada.
We believe that Mr. Hasnain is qualified to serve on our board of directors based on his extensive operational and leadership experience in biotechnology and pharmaceutical companies and as a director of publicly-traded companies.
J. Michael Millis, M.D. has served on our board of directors since 2006. Dr. Millis is a Professor of Surgery and Vice Chair of Global Surgery, Chief of the Section of Transplantation at the University of Chicago. Dr. Millis currently serves on the medical staff at the University of Chicago Hospital. His current research explores the application of cellular technology on patient care, including how hepatocyte transplantation, extracorporeal assist technology and stem cells can assist in the care of patients with liver disease or liver tumors. Dr. Millis has been associated with the ELAD System since 1994, and was an investigator on the Phase 1 clinical trial. He has been the chairman of the Vital Therapies Clinical Advisory Board since 2003. Dr. Millis currently serves or has served in the past on a variety of committees, such as the American Association for the Study of Liver Diseases’ Ethics Committee, the American Society of Transplant Surgeons, Studies of Pediatric Liver Transplantation Scientific Advisory Board and Publication and Research Committee, and the ROBI Liver Intestinal Subcommittee, for which he is the former chairman. Dr. Millis is also a member of the Medical Advisory Committee of the American Liver Foundation Illinois Chapter. He also serves on the board of directors of Gift of Hope (the organ procurement organization for Illinois) and the Editorial Board of the American Journal of Transplantation, Transplantation, and Liver Transplantation. He earned a B.A. in chemistry and political science from Emory University and an M.D. with high honors from the University of Tennessee. He completed his surgical residency, clinical and research fellowship in liver transplantation at the University of California, Los Angeles. He also received his M.B.A. from University of Massachusetts, Amherst in 2014.
We believe that Dr. Millis is qualified to serve on our board of directors based on his participation on multiple advisory committees and boards and his research in the treatment of liver disease.
Lowell E. Sears, M.B.A. has served on our board of directors since May 2013. Mr. Sears is the Chairman and Chief Executive Officer of Sears Capital Management, a venture investment and portfolio management firm specializing in life sciences. From February 2012 to January 2017, he served on the board of directors of Cellerant Therapeutics, Inc., a clinical stage biotechnology company focused on the regulation of the hematopoietic, or blood-forming, system. From September 2005 to March 2017, Mr. Sears has also served on the board of directors of SymBio Pharmaceuticals, KK, Ltd., a biotechnology company that is engaged in identifying and developing therapeutics for the treatment of leukemia, multiple myeloma and lymphoma. He has served on the board of directors of SiteOne Therapeutics, Inc., a privately-held company developing small molecular pain therapies, and has been Chairman of the Board since September 2014. He has also served on the board of directors of Halcyon Medical, a cardiovascular device company, since April 2014. From 1986 until 1994, Mr. Sears was a part of the senior management team of Amgen, Inc., a developer and manufacturer of therapeutics targeting cancers, kidney ailments, inflammatory disorders, and metabolic diseases, where he was Chief Financial Officer as well as the Senior Vice President responsible for the Asia Pacific Region. Prior to joining Amgen, Mr. Sears held senior planning and financial positions with Atlantic Richfield Company, an oil company from 1976 until 1986, including Chief Financial Officer for its Ventures Division. He earned a B.A. in economics from Claremont McKenna College and an M.B.A. from the Stanford University Graduate School of Business.
We believe that Mr. Sears is qualified to serve on our board of directors based on his experience as a senior manager and director of private and publicly-traded companies, including several in the life sciences industry.

Randolph C. Steer, M.D., Ph.D. has served on our board of directors since May 2005. Dr. Steer has been an independent pharmaceutical, biotechnology and medical devices consultant since 1989. Dr. Steer has served as Associate Director of Medical Affairs at Marion Laboratories, a then-public pharmaceutical company; Medical Director at Ciba Consumer Pharmaceuticals (a division of Ciba-Geigy Corporation, a then-public pharmaceutical company); Vice President, Senior Vice President and Member of the Executive Committee at Physicians World Communications Group; Chairman, President and Chief Executive Officer of Advanced Therapeutics Communications International, a drug regulatory group serving the U.S., Mexico, Latin America, the Pacific Rim, Europe and Japan; Chairman and Chief Executive Officer of Vicus.com, Inc.; and President and Chief Operating Officer of Capstone Therapeutics Corp., a public biotechnology company. Dr. Steer is a member of the board of directors of Bio-Techne Corporation, a public biotechnology company, and the Board of Trustees of the Mayo Clinic. He earned his B.A. in Physiology from the University of Minnesota. He earned an M.D. from the Mayo Medical School and a Ph.D. from the University of Minnesota where he also completed a residency and subspecialty training in clinical and chemical pathology. He is a Fellow of the American College of Clinical Pharmacology.
We believe that Dr. Steer is qualified to serve on our board of directors based on his experience as a senior manager in multiple biotechnology and medical device companies and his background and experience in the medical and clinical field.
Family Relationships
There are no family relationships among any of our directors and executive officers.
Board Composition
Our board of directors is currently composed of eleven members. Ten of the eleven directors that comprise our board of directors are independent within the meaning of the independent director guidelines of the NASDAQ Stock Market. Please see the section entitled “Director Independence” in Item 13 below for further information. Our certificate of incorporation and bylaws currently in effect provide that the number of directors shall be at least one and will be fixed from time to time by resolution of our board of directors.
Our board of directors is divided into three classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2017 for the Class III directors, 2018 for the Class I directors and 2019 for the Class II directors.
The Class I directors are Mr. Croxford and Drs. Steer and Winters.
The Class II directors are Messrs. Bienaimé, Godshall, Hasnain and Satter.
The Class III directors are Mrs. Cohen, Messrs. Halperin and Sears and Dr. Millis.
The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our board of directors or a change in control.

Certain of our stockholders affiliated with Mr. Satter, which we refer to as the Satter Investors, retain, contractual rights to nominate up to 30% of our directors, as provided in our Fourth Amended and Restated Investors’ Rights Agreement, dated as of August 28, 2013, as amended, or the Senior Preferred IRA. To date, the Satter Investors have not exercised their rights to designate any candidates for nomination but reserve the right to do so in the future.
Board Leadership Structure and Lead Director
Our board of directors is currently co-chaired by our Chief Executive Officer, Dr. Winters, and our Lead Director, Mr. Satter. The Senior Preferred IRA provides that for so long as Mr. Satter and Dr. Winters both serve as members of our board of directors, each shall serve as Co-Chairman of our board of directors and Mr. Satter shall serve as our Lead Director. In the event that Mr. Satter serves as a member of our board of directors at a time when Dr. Winters does not, Mr. Satter will serve as our Chairman of the board and Lead Director. Dr. Winters will serve as Co-Chairman only so long as he is both a director and our Chief Executive Officer.
As Lead Director, Mr. Satter, among other responsibilities, coordinates the scheduling of, and prepares the agenda for, meetings of our board of directors, stockholders and independent directors, presides (or designates another director to preside) over such meetings, and defines the scope, quality, quantity and timeliness of the flow of information between management and our board of directors that is necessary for our board of directors to effectively and responsibly perform its duties.

Our board of directors believes that the Company and its stockholders are currently best served by having Dr. Winters and Mr. Satter serve as Co-Chairmen of the Board and Mr. Satter serve as Lead Director. As Co-Chairmen, Dr. Winters and Mr. Satter promote unified leadership and direction for our board and management and provide the critical leadership necessary for carrying out our strategic initiatives. As Lead Director, Mr. Satter, together with our board’s strong committee system and substantial majority of independent directors, allow our board to maintain effective oversight of our business operations, including independent oversight of our financial statements, executive compensation, selection of director candidates, and corporate governance programs. We believe our current board leadership structure enhances the board’s ability to effectively carry out its roles and responsibilities on behalf of our stockholders.
Audit Committee
Our board of directors has a separately-designated standing audit committee, which operates pursuant to a charter. Our audit committee members currently consist of Messrs. Godshall, Halperin and Sears. Mr. Sears serves as the chairman. Our board of directors has determined that Mr. Sears qualifies as an audit committee financial expert within the meaning of the rules and regulations of the Securities and Exchange Commission, or SEC, and is independent under Rule 10A-3 of the Exchange Act and the current rules of the NASDAQ Stock Market and financially literate under the rules of the SEC and NASDAQ Stock Market.
The audit committee has (1) reviewed and discussed the audited financial statements with management; (2) discussed with the independent auditors the matters required by Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 16, Communications with Audit Committees; (3) received written disclosures and the letter from the independent accountants required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence and has discussed with the independent accountant the independent accountant's independence; and (4) recommended to the board of directors that the audited financial statements be included in the annual report on Form 10-K for the last fiscal year.
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
Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2016.
Code of Business Conduct and Ethics
Our board of directors has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is available on the corporate governance section of our website, which is located at http://ir.vitaltherapies.com/corporate-governance.cfm. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website.
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
Requirements for Stockholder Recommendations of a Candidate to our Board
It is the policy of our nominating and governance committee to consider recommendations for candidates to our board of directors from our stockholders. A stockholder that wishes to recommend a candidate for consideration by the committee as a potential candidate for director must direct the recommendation in writing to Vital Therapies, Inc., 15010 Avenue of Science, Suite 200, San Diego, California 92128, Attention: Secretary, and must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between us and the candidate and evidence of the recommending stockholder’s ownership of our stock. Such recommendation must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for board membership, including issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, potential conflicts of interest, other commitments and the like and personal references. Our nominating and governance committee will consider the recommendation but will not be obligated to take any further action with respect to the recommendation.
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
Item 11. Executive Compensation.
Our named executive officers for the year ended December 31, 2016, which consist of our principal executive officer and our two other most highly compensated executive officers, are Terence E. Winters, Ph.D., our Co-Chairman and Chief Executive Officer, Duane Nash, M.D., J.D., our President and Robert A. Ashley our Executive Vice President and Chief Technology Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Terence E. Winters, Ph.D.	2016	490,000	586,400	73,500	18,808	1,168,708
Co-Chairman and Chief Executive Officer	2015	469,896	296,560	100,000	17,397	883,853
Duane D. Nash, M.D., J.D.	2016	375,550	498,440	67,820	—	941,810
President	2015	357,958	222,420	78,000	—	658,378
Robert A. Ashley, M.A.	2016	370,000	439,800	83,528	—	893,328
Executive Vice President, Chief	2015	357,958	222,420	78,000	—	658,378
Technology Officer

(1)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of Accounting Standards Codification, or ASC, 718, Compensation - Stock Compensation. The assumptions that we used to calculate these amounts are discussed in Note 8 to our financial statements appearing at the end of this Annual Report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	2016 and 2015 amounts approved by our board of directors on January 30, 2017 and February 1, 2016, respectively.

(3)	"All Other Compensation" consists of company-paid reimbursement for Medicare and prescription drug coverage.

Non-Equity Incentive Plan Compensation and Bonus
Executive Incentive Compensation Plan
Our Executive Incentive Compensation Plan, or Incentive Plan, was adopted by our board of directors on July 8, 2013. Our Incentive Plan is administered by our compensation committee; provided, however, that our board of directors must approve any award or any amendment to any award made thereunder. Our compensation committee determines the performance goals applicable to any award, which goals may include, without limitation, the attainment of research and development milestones, sales bookings, business divestitures and acquisitions, cash flow, cash position, earnings (which may include earnings before interest and taxes, earnings before taxes and net earnings) per share, net income, net profit, net sales, operating cash flow, operating expenses, operating income, operating margin, overhead or other expense reduction, product defect measures, product release timelines, productivity, profit, return on assets, return on capital, return on equity, return on investment, return on sales, revenue, revenue growth, sales results, sales growth, stock price, time to market, total shareholder return, working capital, and individual objectives or other subjective or objective criteria. Performance goals that include the Company’s financial results may be determined in accordance with United States generally accepted accounting principles, or GAAP, or such financial results may consist of non-GAAP financial measures. The performance goals may be on an individual, divisional, business unit, functional or company-wide basis. The performance goals may differ from participant to participant and from award to award.
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
For the fiscal year ended December 31, 2016, bonus awards for our named executive officers were based on the achievement of corporate performance goals, which carried a 40% weighting, and individual performance, which carried a 60% weighting, except with respect to Dr. Winters for whom a bonus award was based solely on the achievement of corporate performance goals. Our compensation committee established the categories of corporate performance goals as relating to the attainment of research and development milestones and financings. Our compensation committee determined that the performance goals of our named executive officers were met at a range of 30% to 65% of target, and payments were approved at those payout percentages by our board on January 30, 2017.
Agreements With Our Named Executive Officers
Terence E. Winters
We entered into an employment letter agreement, dated October 31, 2013, with Dr. Winters, which sets forth the terms and conditions of his employment with us. The employment letter agreement has no specific term and provides for at-will employment. This agreement supersedes all existing agreements he may have with us concerning his employment relationship. Dr. Winters’ current annual base salary is $504,700, and he is eligible for an annual bonus equal to 50% of his base salary.

Duane Nash
We entered into an employment letter agreement, dated October 30, 2013, with Dr. Nash, our current President, which sets forth the terms and conditions of his employment with us. The employment letter agreement has no specific term and provides for at-will employment. This agreement supersedes all existing agreements he may have with us concerning his employment relationship. Dr. Nash’s current annual base salary is $400,000, and he is eligible for an annual bonus equal to 40% of his annual base salary.
Robert A. Ashley
We entered into an employment letter agreement, dated October 30, 2013, with Mr. Ashley, our current Executive Vice President and Chief Technology Officer, which sets forth the terms and conditions of his employment with us. The employment letter agreement has no specific term and provides for at-will employment. Mr. Ashley’s current annual base salary is $381,100, and he is eligible for an annual bonus equal to 35% of his annual base salary.
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
With respect to options granted under the 2012 Plan, Drs. Winters and Nash and Mr. Ashley may become eligible for accelerated vesting of their option awards in connection with a change in control under our 2012 Stock Option Plan, or 2012 Plan, and option agreements under the 2012 Plan, as described below. The option grants to Drs. Winters and Nash and Mr. Ashley made pursuant to our 2014 Plan, provide for accelerated vesting in connection with a change in control in limited circumstances, as described below.

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
In addition, pursuant to their stock option agreements, certain optionees, including our named executive officers who have awards under the 2014 Plan, are eligible for full vesting acceleration of their outstanding options in the event their service is terminated other than for cause within twelve months following a change in control.
2012 Stock Option Plan and Option Agreements
Our 2012 Plan provides that in the event of a change in control, as defined in the 2012 Plan, the surviving, continuing, successor, or purchasing corporation or other business entity or parent thereof may assume or substitute an equivalent award for each outstanding option under the 2012 Plan. If there is no assumption or substitution of outstanding options, such options will terminate upon the expiration of a stated notice period unless otherwise specified in the applicable stock option agreement.
In addition, pursuant to their stock option agreements, certain optionees, including our named executive officers who have awards under our 2012 Plan, are eligible for full vesting acceleration of their outstanding options in the event their service is terminated other than for cause or they resign from their service for good reason, in either case, within twelve months following a change in control. Furthermore, if there is no assumption or substitution of outstanding options following a change in control and, provided further that, such optionee’s service has not terminated prior to such change in control, such outstanding options are eligible for full vesting acceleration as of the date ten days prior to the date of the change in control and will terminate upon the expiration of the stated notice period unless exercised or terminated in exchange for cash or property.

Outstanding Equity Awards at Fiscal Year-End for Fiscal 2016
The following table sets forth certain information concerning outstanding equity for our named executive officers awards at fiscal year-end December 31, 2016:

Name	Vesting Commencement Date		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Terence E. Winters, Ph.D.	9/13/2012		386,672	—	$8.00	9/25/2022
Co-Chairman and Chief Executive	10/9/2018	(1)	—	100,000	$4.57	10/8/2025
Officer	4/16/2016	(2)	16,666	83,334	$8.28	5/12/2026
Duane D. Nash, M.D., J.D.	2/8/2012		93,377	—	$0.43	3/31/2022
President	4/25/2012		23,344	—	$0.43	4/24/2022
	9/13/2012		241,670	—	$8.00	9/25/2022
	10/9/2018	(1)	—	75,000	$4.57	10/8/2025
	4/16/2016	(2)	14,166	70,834	$8.28	5/12/2026
Robert A. Ashley, M.A.	2/8/2012		93,377	—	$0.43	3/31/2022
Executive Vice President and	4/25/2012		23,344	—	$0.43	4/24/2022
Chief Technology Officer	9/13/2012		241,670	—	$8.00	9/25/2022
	10/9/2018	(1)	—	75,000	$4.57	10/8/2025
	4/16/2016	(2)	12,500	62,500	$8.28	5/12/2026

(1)
100% of the shares subject to these options will vest on the third anniversary of the grant date if the VTL-308 clinical trial has achieved statistical significance of at least p≤0.05 in the primary efficacy end point by, and the participant continues to be a service provider through, the third anniversary of the grant date.

(2)	These options vest in equal monthly installments over the four-year period following the vesting commencement date.
Perquisites, Health, Welfare and Retirement Benefits
Our named executive officers are eligible to participate in our employee benefit plans, including our medical (except for Dr. Winters who has company-reimbursed Medicare and prescription drug coverage), dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We provide a 401(k) savings plan to our employees, including our current named executive officers, as discussed in the section below entitled “401(k) Savings Plan.”
We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances and as noted in the Summary Compensation Table above. Our board of directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.
401(k) Plan
We maintain a tax-qualified retirement plan that provides eligible employees, including named executive officers, with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. Pre-tax and after-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Currently, we do not make matching contributions into the plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all matching contributions, if any, are deductible by us when made.

Director Compensation
Our compensation committee has retained Aon Hewitt to, among other things, provide recommendations on non-employee director compensation based on an analysis of market data compiled from comparable companies in the biotechnology industry. The following table summarizes compensation paid to our non-employee directors during or with respect to the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Jean-Jacques Bienaimé	41,250	124,974	(3)		166,224
Cheryl L. Cohen	41,821	124,974	(4)		166,795
Philip M. Croxford, M.B.A.	41,250	124,974	(5)		166,224
Douglas E. Godshall, M.B.A.	43,750	124,974	(6)		168,724
Errol R. Halperin, J.D., L.L.M.	52,500	124,974	(7)		177,474
Faheem Hasnain	17,934	249,965	(8)		267,899
J. Michael Millis, M.D.	50,000	124,974	(9)	36,000	210,974
Muneer A. Satter, J.D., M.B.A.	36,264	174,966	(10)		211,230
Lowell E. Sears, M.B.A.	55,000	124,974	(11)		179,974
Randolph C. Steer, M.D., Ph.D.	50,000	124,974	(12)	5,000	179,974

(1) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of ASC 718. The assumptions that we used to calculate these amounts are discussed in Note 8 to our financial statements appearing at the end of this Annual Report. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. As of December 31, 2016, Dr. Winters, our Co-Chairman and Chief Executive Officer had outstanding and unexercised option awards for 586,672 shares.

(2) Dr. Millis’ was paid an aggregate of $36,000 in consideration for services as a consultant and for services rendered as chair of our Clinical Advisory Board in 2016. Dr. Steer was paid an aggregate of $5,000 in consideration for services as a consultant in 2016.

(3) Mr. Bienaimé had a total of 102,203 stock options outstanding as of December 31, 2016.

(4) Ms. Cohen had a total of 34,180 stock options outstanding as of December 31, 2016.

(5) Mr. Croxford had a total of 66,394 stock options outstanding as of December 31, 2016.

(6) Mr. Godshall had a total of 122,021 stock options outstanding as of December 31, 2016.

(7) Mr. Halperin has a total of 66,902 stock options outstanding as of December 31, 2016.

(8) Mr. Hasnain has a total of 58,574 stock options outstanding as of December 31, 2016.

(9) Dr. Millis had a total of 61,037 stock options outstanding as of December 31, 2016.

(10) Prior to May 2016, our Co-Chairman and Lead Director Mr. Satter declined board compensation. Mr. Satter has a total of 30,239 stock options outstanding as of December 31, 2016.

(11) Mr. Sears has a total of 122,021 stock options outstanding as of December 31, 2016.

(12) Dr. Steer had a total of 77,378 stock options outstanding as of December 31, 2016.
Dr. Winters is not eligible to receive any board compensation because he is an employee. We reimburse our directors for their reasonable expenses incurred in connection with attending board and committee meetings.
Director Compensation Policy
In May 2013, our board of directors adopted and approved a compensation policy for our non-employee directors, which was subsequently amended on March 2015, December 2015 and May 2016, which provides for the following compensation to our non-employee directors:

•	each non-employee director receives an annual base retainer of $35,000 except that the Non-Executive Chairman of the Board receives an annual base retainer of $50,000;

•	in addition to the annual base retainer, the chairman of our audit committee receives an annual fee of $15,000 and other members of our audit committee receive an annual fee of $7,500;

•	in addition to the annual base retainer, the chairmen of our other committees receive an annual fee of $10,000 and other members of our other committees receive an annual fee of $5,000;

•
in addition to the fees listed above, each non-employee director shall receive a per-meeting attendance fee of $500 for attending telephonic meetings of the Board. In addition, each Outside Director will be paid a per-meeting attendance fee of $2,500 for attending in-person meetings of the Board in excess of four during each calendar year.

Pursuant to this policy, except as approved by our board of directors, each new director will receive an initial grant of non-qualified common stock options with a Black-Scholes value of approximately $250,000 on the date of grant with vesting monthly over forty-eight months, subject to the director’s continued service with us.
Compensation Committee Interlocks and Insider Participation

As of December 31, 2016, the members of our compensation committee were, and currently are, Dr. Steer, Messrs. Bienaimé, Hasnain and Satter. Ms. Cohen was a member of the compensation committee from March 2016 through August 2016, and Mr. Sears was a member of the compensation committee until August 2016. None of the current or past members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or director of any entity that has one or more executive officers serving on our compensation committee or our board of directors.
Compensation Committee Report
The compensation committee has reviewed and discussed the foregoing “Executive Compensation” section of this Annual Report on Form 10-K with management. Based on this review and discussion, the compensation committee recommended to our board of directors that such information be included in this Annual Report on Form 10-K.

The Compensation Committee
Randolph C. Steer, M.D., Ph.D. (Chair)
Jean-Jacques Bienaimé
Faheem Hasnain
Muneer A. Satter

The information contained in the Compensation Committee Report shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Vital Therapies specifically incorporates it by reference in such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2016. All outstanding option awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock Option Plan	2,606,172	$6.85	-
2014 Equity Incentive Plan (1)	2,235,102	$8.88	170,097
Equity compensation plans not approved by security holders:	—	N/A	-
Total	4,841,274	$7.78	170,097

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

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common stock as of February 28, 2017 by:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
The percentage ownership information shown in the table is based on an aggregate of 32,144,876 shares of our common stock outstanding as of February 28, 2017.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before April 29, 2017, which is 60 days after February 28, 2017. These shares are deemed to be outstanding and beneficially owned by the person holding those options and warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Unless otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Vital Therapies, Inc., 15010 Avenue of Science, Suite 200, San Diego, California 92128. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders:
Trusts and Other Entities Affiliated with Muneer A. Satter (1)	7,254,449	22.5%
KCK Ltd. (2)	2,788,181	8.7%
Victory Capital Management (3)	2,326,615	7.2%
Named Executive Officers and Directors:
Terence E. Winters, Ph.D. (4)	717,027	2.2%
Duane Nash, M.D., J.D. (5)	383,963	1.2%
Robert A. Ashley, M.A. (6)	377,140	1.2%
Muneer A. Satter, J.D., M.B.A. (1)	7,254,499	22.5%
Jean-Jacques Bienaimé (7)	119,723	*
Cheryl L. Cohen (8)	9,004	*
Philip M. Croxford, M.B.A. (9)	69,886	*
Douglas E. Godshall, M.B.A. (10)	169,797	*
Errol R. Halperin, J.D., L.L.M. (11)	144,720	*
Faheem Hasnain (12)	136,005	*
J. Michael Millis, M.D. (13)	57,118	*
Lowell E. Sears, M.B.A. (14)	158,994	*
Randolph C. Steer, M.D., Ph.D. (15)	57,466	*

All directors and executive officers as a group (19 people) (16)	10,165,706	29.5%

(1) Consists of 7,132,277 shares and warrants to acquire 122,172 shares that are held by the Muneer A. Satter Revocable Trust and various other trusts and other entities for which Mr. Satter serves as trustee, investment advisor or manager and, in such capacity, has sole voting and dispositive control over all such shares.

(2) The address of KCK Ltd. is KCK Ltd. A/C KCK Ltd OMC Chambers, Wickhams Cay 1, Road Town, Tortola VG1110 British Virgin Islands. KCK Ltd., through a board of directors consisting of three or more persons, has sole voting and investment power with respect to 2,788,181 shaares of common stock held by KCK Ltd. This information is based solely upon a Schedule 13G filed by KCK Ltd. on February 13, 2017 for beneficial ownership as of December 31, 2016.

(3) The address of Victory Capital Management, Inc. is 4900 Tiedeman Road, 4th Floor, Brooklyn, OH 44144. Victory Capital is the beneficial owner of 2,326,615 shares of common stock held on behalf of numerous clients who have the right to receive and the power to direct the receipt of dividends from, or the proceeds of the sale of, such common stock, and Victory Capital disclaims any ownership associated with such rights. No client has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, more than 5% of the shares outstanding of common stock of the company. This information is based solely upon a Schedule 13G filed by Victory Capital Management, Inc. on February 13, 2017 for beneficial ownership as of December 31, 2016.

(4) Consists of 184,966 shares held by Terence E. Winters, 119,964 shares held by Terence E. Winters and Eileen Y. Winters, 427 shares that may be acquired pursuant to the exercise of warrants held of record by Terence E. Winters, and options to purchase 411,670 shares of common stock that are exercisable or becoming exercisable within 60 days of February 28, 2017.

(5) Consists of 4,324 shares held and options to purchase 379,639 shares of common stock that are exercisable or becoming exercisable within 60 days of February 28, 2017.

(6) Consists of options to purchase shares of common stock that are exercisable or becoming exercisable within 60 days of February 28, 2017.

(7) Consists of 39,119 shares held and options to purchase 80,604 shares of common stock.

(8) Consists of 3,500 shares held by the Cheryl L. Cohen Trust Under Agreement dated April 1, 2005, Cheryl L. Cohen Trustee, and options to purchase 5,504 shares of common stock that are exercisable or becoming exercisable within 60 days of February 28, 2017.

(9) Consists of 25,091 shares held and options to purchase 44,795 shares of common stock.

(10) Consists of 69,375 shares held and options to purchase 100,422 shares of common stock.

(11) Consists of 89,417 shares held by Errol R. Halperin, 10,000 shares held by Errol Halperin IRA FBO Errol Halperin, and options to purchase 45,303 shares of common stock.

(12) Consists of 122,743 shares held by Faheem Hasnain, 3,500 shares held by Faheem Hasnain Trust and options to purchase 9,762 shares of common stock that are exercisable or becoming exercisable within 60 days of February 28, 2017.

(13) Consists of 17,680 shares held and options to purchase 39,438 shares of common stock.

(14) Consists of 58,572 shares held and options to purchase 100,422 shares of common stock.

(15) Consists of 1,550 shares held, 137 shares that may be acquired pursuant to the exercise of warrants, and options to purchase 55,779 shares of common stock.

(16) Consists of 7,897,843 shares held or beneficially owned, 122,791 shares that may be acquired pursuant to the exercise of warrants, and options to purchase 2,145,072 shares of common stock that are or will be vested and fully exercisable within 60 days of February 28, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The following is a summary of transactions since January 1, 2016 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors, promoters or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this proxy statement titled “Executive Compensation.”
Private Placement of Common Stock
In August 2016, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with a newly-appointed board member pursuant to which we agreed to issue and sell an aggregate of $700,000 of our common stock in a private placement of shares that have not been registered under the Securities Act of 1933, or the Securities Act, by reason of a specific exemption from the registration provisions of the Securities Act. On August 12, 2016, we sold 118,243 shares of common stock under the Securities Purchase Agreement at a price of $5.92 per share.
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
Indemnification of Officers and Directors
We have also entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law.
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
Director Independence
As a company listed on the NASDAQ Global Market we are required under the listing rules of NASDAQ, or the NASDAQ listing rules, to maintain a board comprised of a majority of independent directors as determined affirmatively by our board. In addition, the NASDAQ listing rules require that, subject to specified exceptions, each member of our audit, compensation and nominating and governance committees must be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the NASDAQ listing rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Drs. Millis and Steer, Ms. Cohen and Messrs. Satter, Bienaimé, Croxford, Godshall, Halperin, Hasnain and Sears, representing ten of our eleven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as that term is defined under the NASDAQ listing rules. Dr. Winters is not considered an independent director because of his position as our Chief Executive Officer.
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
Item 14. Principal Accounting Fees and Services.
The audit committee of our board of directors selected PricewaterhouseCoopers LLP to be our independent registered public accounting firm for the year ended December 31, 2016.
The following table represents aggregate fees for services provided to us in the fiscal years ended December 31, 2016 and 2015 by PricewaterhouseCoopers LLP, our principal accountant. All fees below were pre-approved by the audit committee:

	Fiscal Year Ended
	2016	2015
Audit Fees (1)	$486,895	$617,342
Audit-related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	1,800	1,800
Total Fees	$488,695	$619,142

(1)
Audit fees consist of fees incurred for professional services by PricewaterhouseCoopers LLP for audit and quarterly reviews of our financial statements, reviews of our registration statements on Form S-1, Form S-3 and Form S-8 and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	We did not engage PricewaterhouseCoopers LLP to perform audit-related services.

(3)	We did not engage PricewaterhouseCoopers LLP to perform tax advisory services.

(4)	Represents annual licensing fees for an accounting database subscription.

In connection with the audit of the 2016 financial statements, we entered into an engagement agreement with PricewaterhouseCoopers LLP that sets forth the terms by which PricewaterhouseCoopers LLP will perform audit services for us. Such engagement was approved in advance by our audit committee.
Auditor Independence
In 2016, there were no other professional services provided by PricewaterhouseCoopers LLP that would have required our audit committee to consider their compatibility with maintaining the independence of PricewaterhouseCoopers LLP.

Pre-Approval Policy
Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Our audit committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to our audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date. All of the services of PricewaterhouseCoopers LLP for 2016 and 2015 described above were pre-approved by our audit committee.

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

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-191711	3.2	November 6, 2013
3.2	Second Amended and Restated Bylaws of the Registrant.	S-1/A	333-191711	3.4	November 6, 2013
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-191711	4.1	November 6, 2013
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated August 28, 2013.	S-1	333-191711	4.2	October 11, 2013
4.3	Investors’ Rights Agreement, dated February 23, 2012.	S-1	333-191711	4.3	October 11, 2013
4.4	Amended and Restated Investors’ Rights Agreement, dated June 7, 2011.	S-1	333-191711	4.4	October 11, 2013
10.1+	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-191711	10.1	November 6, 2013
10.2+	Employment Letter Agreement between the Registrant and Duane Nash, dated October 30, 2013.	S-1/A	333-191711	10.2	November 6, 2013
10.3+	Employment Letter Agreement between the Registrant and Robert A. Ashley, dated October 30, 2013.	S-1/A	333-191711	10.3	November 6, 2013
10.4+	Employment Letter Agreement between the Registrant and Terence E. Winters, dated October 31, 2013.	S-1/A	333-191711	10.4	November 6, 2013
10.5+	Employment Letter Agreement between the Registrant and Michael V. Swanson, dated August 30, 2013.	S-1/A	333-191711	10.5	November 6, 2013
10.6+	Employment Letter Agreement between the Registrant and Andrew Henry, dated October 30, 2013.	S-1/A	333-191711	10.6	April 3, 2014
10.7+	Employment Letter Agreement between the Registrant and Aron P. Stern, dated October 30, 2013.	S-1/A	333-191711	10.7	March 11, 2014
10.8+	Employment Letter Agreement between the Registrant and Andrea Loewen, dated October 30, 2013.	S-1/A	333-191711	10.8	April 3, 2014
10.9+	Employment Letter Agreement between the Registrant and Richard Murawski, dated October 30, 2013.	S-1/A	333-191711	10.9	March 11, 2014
10.10+	Employment Letter Agreement between the Registrant and John Dunn, dated March 5, 2015.	10-K	001-36201	10.10	March 20, 2015
10.11+	2012 Stock Option Plan and form of agreements.	S-1	333-191711	10.6	October 11, 2013
10.12+	2014 Equity Incentive Plan and form of agreements.	S-1/A	333-191711	10.11	March 11, 2014
10.13+	Global Stock Option Agreement under 2014 Equity Incentive Plan.	10-K	001-36201	10.13	March 20, 2015
10.14+	Executive Incentive Compensation Plan.	S-1	333-191711	10.8	October 11, 2013
10.15+	Form Change of Control and Severance Agreement.	S-1	333-191711	10.9	October 11, 2013
10.16+	Non-Employee Director Compensation Policy.	S-1/A	333-191711	10.10	November 15, 2013
10.17	Standard Industrial/Commercial Multi-Tenant Lease and Addendum between DermTech International and R.E. Hazard Contracting Company, dated April 5, 2001, as amended.	S-1	333-191711	10.11	October 11, 2013

10.18	Standard Office Lease between Arden Realty Limited Partnership and the Registrant, dated May 7, 2013.	S-1	333-191711	10.12	October 11, 2013
10.19	Amended Lease between BRA CA Office Owner LLC and the Company, dated August 23, 2016	8-K	001-36201	10.1	August 29, 2016
10.20+	Outside Director Compensation Policy	8-K	001-36201	10.1	May 27, 2016
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

VITAL THERAPIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vital Therapies, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Vital Therapies, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Diego, California
March 7, 2017

VITAL THERAPIES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$59,991	$83,416
Restricted cash	—	533
Other current assets and prepaid expenses	1,472	1,139
Total current assets	61,463	85,088
Property and equipment, net	2,505	3,809
Other assets	58	184
Total assets	$64,026	$89,081
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$780	$1,221
Accrued expenses	4,656	5,271
Other current liabilities	44	163
Total current liabilities	5,480	6,655
Long-term liabilities	100	101
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at December 31, 2016 and 2015; 32,143,475 and 30,473,083 shares issued and outstanding at December 31, 2016 and 2015, respectively	3	3
Additional paid-in capital	302,185	285,098
Accumulated other comprehensive income	83	80
Accumulated deficit	(243,825)	(202,856)
Total stockholders’ equity	58,446	82,325
Total liabilities and stockholders’ equity	$64,026	$89,081
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$30,046	$39,773	$39,479
General and administrative	11,220	12,347	10,863
Total operating expenses	41,266	52,120	50,342
Loss from operations	(41,266)	(52,120)	(50,342)
Other income:
Interest income	284	58	19
Other income (expense), net	13	39	56
Revaluation of future purchase rights liabilities	—	—	2,600
Total other income	297	97	2,675
Net loss	(40,969)	(52,023)	(47,667)
Amortization of deemed dividend	—	—	(4,744)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(4,410)
Net loss attributable to common stockholders	$(40,969)	$(52,023)	$(56,821)

Net loss per share attributable to common stockholders, basic and diluted	$(1.31)	$(2.07)	$(3.54)

Weighted-average common shares outstanding, basic and diluted	31,387,579	25,152,948	16,054,452
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(40,969)	$(52,023)	$(47,667)
Other comprehensive income (loss):
Unrealized gains on available-for-sale cash equivalents	4	—	—
Foreign currency translation	(1)	(9)	(7)
Total comprehensive loss	$(40,966)	$(52,032)	$(47,674)
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except shares)

	Junior Convertible and Senior Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	13,713,407	$83,475	606,238	$—	$58,413	$96	$(103,166)	$(44,657)
Net loss	—	—	—	—	—	—	(47,667)	(47,667)
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Exercise of stock options and change in stock option early exercise repurchase liability	—	—	142,041	—	956	—	—	956
Stock-based compensation	—	—	—	—	2,510	—	—	2,510
Private placement senior redeemable convertible preferred stock — from January to March 2014	2,296,016	18,167	—	—	—	—	—	—
Amortization of deemed dividend	—	4,744	—	—	(4,744)	—	—	(4,744)
Accretion to redemption value of redeemable convertible preferred stock	—	4,410	—	—	(4,410)	—	—	(4,410)
Initial public offering, net of issuance costs	—	—	5,175,000	1	51,932	—	—	51,933
Conversion of redeemable convertible preferred stock to common stock	(16,009,423)	(110,796)	16,009,423	1	110,795	—	—	110,796
Adjustment for fractional shares	—	—	84	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	2,050,000	—	32,853	—	—	32,853
Balance at December 31, 2014	—	—	23,982,786	2	248,305	89	(150,833)	97,563
Net loss	—	—	—	—	—	—	(52,023)	(52,023)
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Exercise of stock options and change in stock option early exercise repurchase liability	—	—	217,570	—	615	—	—	615
Stock-based compensation	—	—	—	—	4,029	—	—	4,029
Issuance of common stock, net of issuance costs	—	—	6,272,727	1	32,149	—	—	32,150
Balance at December 31, 2015	—	—	30,473,083	3	285,098	80	(202,856)	82,325
Net loss	—	—	—	—	—	—	(40,969)	(40,969)
Other comprehensive income	—	—	—	—	—	3	—	3
Exercise of stock options and change in stock option early exercise repurchase liability	—	—	8,098	—	54	—	—	54
Stock-based compensation	—	—	—	—	4,678	—	—	4,678
Issuance of common stock, net of issuance costs	—	—	1,662,294	—	12,355	—	—	12,355
Balance at December 31, 2016	—	$—	32,143,475	$3	$302,185	$83	$(243,825)	$58,446
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(40,969)	$(52,023)	$(47,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,808	1,328	1,087
Stock-based compensation	4,678	4,029	2,510
Revaluation of future purchase rights liabilities	—	—	(2,600)
Other	85	—	(7)
Changes in operating assets and liabilities:
Other assets and prepaid expenses	(232)	143	279
Accounts payable	(459)	281	46
Accrued expenses	(587)	(3,584)	5,396
Other liabilities	(98)	(126)	131
Net cash used in operating activities	(35,774)	(49,952)	(40,825)
Cash flows from investing activities:
Purchases of property and equipment	(556)	(2,340)	(1,409)
Change in restricted cash	533	1,059	(631)
Proceeds from sale of equipment	2	—	—
Net cash used in investing activities	(21)	(1,281)	(2,040)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	12,355	32,189	87,899
Proceeds from issuance of preferred stock, net of issuance costs	—	—	18,167
Proceeds from exercise of stock options	32	515	852
Deferred financing costs	(13)	(283)	—
Net cash provided by financing activities	12,374	32,421	106,918
Effect of exchange rate changes on cash and cash equivalents	(4)	(10)	(1)
Net change in cash and cash equivalents	(23,425)	(18,822)	64,052
Cash and cash equivalents, beginning of period	83,416	102,238	38,186
Cash and cash equivalents, end of period	$59,991	$83,416	$102,238

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	$41	$9	$277

Change in stock option early exercise repurchase liability	$23	$108	$104

Stock offering costs included in liabilities	$—	$39	$—

Conversion of redeemable convertible preferred stock to common stock	$—	$—	$110,796

Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$4,410

Amortization of deemed dividend	$—	$—	$4,744

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Basis of Financial Statements
Description of Business
We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of liver failure. Our product candidate, the ELAD® System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not recognized revenues from our planned principal operations. In August 2015, we reported that our VTI-208 phase 3 clinical trial of ELAD in alcohol-induced liver decompensation, or AILD, failed to reach its primary or secondary endpoints, although medically pertinent pre-specified subsets based on age and disease severity did show trends toward efficacy. Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we also discontinued our VTI-210 and VTI-212 clinical trials. We are currently enrolling subjects in our new phase 3 clinical trial of ELAD, known as VTL-308, in severe acute alcoholic hepatitis, which is a subset of AILD, based on our analysis of the results of the VTI-208 clinical trial. Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties including the failure of our clinical trial to meet its endpoint, failure to obtain regulatory approval to commercialize ELAD and failure to secure additional funding to complete the clinical testing, development and commercialization of ELAD.
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $243.8 million through December 31, 2016. Based on our current plans, we believe that our existing cash and cash equivalents of $60.0 million as of December 31, 2016 will be sufficient to fund our operations through the first quarter of 2018. We anticipate needing to raise additional funds prior to releasing topline data for the VTL-308 clinical trial, which we currently expect around mid-2018. We may seek to obtain additional funding through a combination of other equity or debt financings, government or other third-party financing, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements. If we are not successful in raising additional funds, we expect to significantly reduce our expenditures and focus our existing resources on obtaining data from our VTL-308. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in clinical trials and any unforeseen cash needs. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are based on beliefs and assumptions currently available to management, and that involve risks and uncertainties and our actual results could differ materially.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly-liquid investments with original maturities of three months or less when acquired. Cash equivalents are stated at cost unless they are securities, in which case they are recorded at fair value, which approximates original cost.
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
Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. We had no Level 2 assets or liabilities for the periods presented.
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. We had no Level 3 assets or liabilities for the periods presented.
Any transfers into and out of levels within the fair value hierarchy will be recognized at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs.
The carrying value of cash and cash equivalents, restricted cash, other current assets and prepaid expenses, accounts payable and accrued expenses approximate fair value due to the short period of time to maturity.
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
Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not recognized any impairment losses through December 31, 2016.
Clinical Trial Accruals
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process seeks to account for expenses resulting from our obligations under agreements with clinical sites, clinical research organizations, or CROs, vendors, and consultants in connection with conducting our clinical trials. We account for these expenses according to the progress of each trial as measured by subject enrollment, the timing of various aspects of the trial and if available, information from our service providers. During the course of a clinical trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are over or understated for a particular period and adjustments to our research and development expenses may be necessary in future periods.
Research and Development
Research and development costs consist primarily of employee-related expenses, costs for clinical trials, contractors, and CROs related to the development of the ELAD, costs related to our investigation of the mechanism of action of the ELAD, the cost of acquiring and manufacturing clinical trial materials, and expenses associated with obtaining regulatory approvals. All research and development costs are expensed as incurred.

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based compensation for employees and directors based on the estimated fair value at the date of grant, net of an estimated forfeiture rate, and to consultants based on the ongoing estimated fair value. Currently, our stock-based awards consist only of stock options; however, future grants under our equity compensation plan may also consist of shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units. We estimate the fair value of stock options granted using the Black-Scholes-Merton, or BSM, option pricing model, which requires the use of estimates.
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
Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. Through 2016, we have estimated forfeitures based on an analysis of our historical employee turnover. We revised the forfeiture estimate, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Changes in forfeiture estimates, which have not been material to date, impact compensation cost in the period in which the change in estimate occurs. In 2017, we expect to change our method for recording forfeitures. See "Recently Issued and/or Adopted Accounting Pronouncements" below.
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

Common Stock Valuation
Due to the absence of a public market trading our common stock prior to the completion of our initial public offering, or IPO, in April 2014, it was necessary for us to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations using the BSM option pricing model. The fair value of the common stock underlying our stock-based awards was assessed by our board of directors using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation. Subsequent to our IPO, the fair value of our common stock has been based on the grant date closing market price of our common stock. All options to purchase shares of our common stock have been granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2016 and 2015, we maintained a full valuation allowance against our entire balance of deferred tax assets.

We record uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits, if any, within income tax expense, and any accrued interest and penalties are included within the related tax liability line.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares that were issued upon the early exercise of stock options and were subject to future vesting, which was a total of 11,512 and 24,444 shares as of December 31, 2015 and 2014, respectively. There were no outstanding shares subject to future vesting at December 31, 2016. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of options outstanding under our stock option plan and warrants for the purchase of common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of December 31,
	2016	2015	2014
Options to purchase common stock	4,841,274	3,716,520	3,210,693
Warrants to purchase common stock	240,620	250,646	250,646
Recently Issued and/or Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, "Leases," or ASU 2016-02. ASU 2016-02 will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption of ASU 2016-02 as of its issuance is permitted. We expect to adopt ASU 2016-02 in 2019. The adoption of this guidance is expected to result in a significant increase in the total assets and liabilities reported on our consolidated balance sheets.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09. ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016, and interim periods therein. This guidance may be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We expect to adopt ASU 2016-09 in 2017 including changing our method to account for forfeitures as they occur, which will be applied using the modified retrospective transition method. This guidance will not have a significant impact on our financial statements at the time of adoption.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. This ASU will require that our statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this ASU are effective for interim periods beginning after December 15, 2017, with early adoption permitted. We will adopt this standard in 2018 and do not currently expect ASU 2016-18 to have a significant impact on our consolidated financial statements at the time of adoption.

3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	December 31,
	2016	2015
Manufacturing, clinical and laboratory equipment	$7,325	$7,040
Leasehold improvements	4,450	4,441
Office furniture and equipment	220	264
Construction in progress	111	124
	12,106	11,869
Less: accumulated depreciation and amortization	(9,601)	(8,060)
Total	$2,505	$3,809
Depreciation and amortization expense was $1.8 million, $1.3 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Accrued Expenses
Accrued expenses consist of (in thousands):

	December 31,
	2016	2015
Accrued clinical and related costs	$2,316	$2,675
Accrued compensation and related taxes	2,154	2,165
Accrued other	186	431
Total	$4,656	$5,271
4. Commitments and Contingencies
Operating Leases
We lease office, manufacturing and research and development facilities, and equipment under various non-cancellable operating lease agreements with expiration dates in 2019. In August 2016, we entered into amendments to extend certain leases for office and research and development space to January 2019. Our facility leases generally provide for periodic rent increases and many contain escalation clauses. The amended leases do not include renewal options. Our leases require us to pay property taxes and routine maintenance.
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Total rent, property taxes and routine maintenance expense under our operating leases was $933,000, $862,000 and $835,000 during the years ended December 31, 2016, 2015 and 2014, respectively. Current and long-term deferred rent totaled $44,000 and $99,000 at December 31, 2016 and $140,000 and $101,000 at December 31, 2015, respectively.

Future minimum annual obligations under all non-cancellable operating lease commitments at December 31, 2016 are as follows (in thousands):

	Total	2017	2018	2019
Operating lease obligations	$1,461	$771	$632	$58
Purchase Commitments
The following table summarizes our purchase obligations at December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	3-5 Years	More Than 5 Years
Purchase obligation	$286	$286	$—	$—	$—
As of December 31, 2016, our purchase obligations include existing purchase commitments of $167,000 with a vendor for raw materials that will be used in manufacturing on an as needed basis. During the years ended December 31, 2016, 2015 and 2014, we purchased $943,000, $1.2 million and $1.2 million, respectively, of materials from this vendor. Our purchase obligations also include a purchase commitment of $119,000 with a vendor for a component used in our clinical trials that will be manufactured and delivered on an as agreed upon schedule during 2017. During the years ended December 31, 2016, 2015 and 2014, we purchased $118,000, $335,000 and $574,000, respectively, of materials from this vendor.
In the course of normal business operations, we also enter into agreements with contract service providers and others. We can elect to discontinue the work under these contracts and purchase orders with notice.
Legal Proceedings
We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us that we believe would materially affect our business, operating results, financial condition or cash flows. Our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, we may be involved in various legal proceedings from time to time.
5. Fair Value
The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$57,715	$57,715	$—	$—

	Fair Value Measurement at December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$80,078	$80,078	$—	$—
There were no liabilities measured at fair value on a recurring basis as of December 31, 2016 or 2015. The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature.
For our money market funds, unrealized gains and losses are reported as accumulated other comprehensive income (loss), and realized gains and losses are included in interest income on the consolidated statements of operations. There were no transfers between Level 1, Level 2 or Level 3 for our assets or liabilities during the periods presented.

6. Convertible Preferred Stock and Warrants
Convertible Preferred Stock
In September 2012, we entered into a Senior Preferred Purchase Agreement that authorized the multi-stage issuance of shares of our senior redeemable convertible preferred stock for $8.00 per share. Prior to termination upon the completion of our IPO in April 2014, 10,767,007 shares were issued under the Senior Preferred Purchase Agreement. Pursuant to the Senior Preferred Purchase Agreement, we granted the investors in the senior preferred stock financing the right, subject to the satisfaction of certain conditions, to purchase additional shares of senior preferred stock for a purchase price of $8.00 per share at multiple subsequent closings in accordance with a schedule provided in the Senior Preferred Purchase Agreement, referred to as the future stock purchase rights. Where applicable, the purchase price under the Senior Preferred Stock Purchase Agreement was allocated to the future purchase rights and any related stock options at their estimated fair value, as described under “Future Purchase Rights” below.
In connection with the senior preferred stock financing, we entered into a Fourth Amended and Restated Investors’ Rights Agreement (the “Senior Preferred IRA”). The Senior Preferred IRA contains customary registration rights and related provisions, including customary market standoff provisions.
Pursuant to the Senior Preferred Stock Purchase Agreement, in January 2014 we issued an additional 555,000 shares of senior redeemable convertible preferred stock at $8.00 per share for proceeds of $4.3 million, net of issuance costs of $135,000. Also in January 2014, we completed the sale of 1.5 million shares of our senior redeemable convertible preferred stock at a price of $8.00 per share in a private placement to new investors for proceeds of $12.0 million, net of issuance costs of $31,000. In February 2014, we completed a pre-emptive rights offering, triggered by the private placement for 241,016 shares of our senior redeemable convertible preferred stock at a price of $8.00 per share for proceeds of $1.9 million, net of issuance costs of $35,000.
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
Warrants
We issued warrants to purchase redeemable convertible preferred stock in connection with financing activities or for consulting services. In connection with a junior preferred stock financing in February 2012, all warrants to purchase Series B, Series C and Series D preferred stock converted to common stock warrants. We had warrants outstanding and exercisable for 240,620 and 250,646 shares of common stock as of December 31, 2016 and 2015, respectively, as all 107 of the Series B and all 9,919 of the Series C warrants expired during the year ended December 31, 2016. The Series D warrants outstanding at December 31, 2016 have an exercise price of $92.99 and expire in September 2019.

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
Subject to supermajority votes for some matters, matters shall be decided by the affirmative vote of our stockholders having a majority in voting power of the votes cast by the stockholders present or represented and voting on such matter, provided that the holders of our common stock are not allowed to vote on any amendment to our certificate of incorporation that relates solely to the terms of one or more series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders or one or more such series, to approve such amendment. The affirmative vote of the holders of at least 75% of the votes that all of our stockholders would be entitled to cast in any annual election of directors and, in some cases, the affirmative vote of a majority of minority stockholders entitled to vote in any annual election of directors are required to amend or repeal our bylaws, amend or repeal certain provisions of our certificate of incorporation, approve certain transactions with certain affiliates, or approve the sale or liquidation of the company. The vote of a majority of minority stockholders applies when an individual or entity and its affiliates or associates together own more than 50% of the voting power of our then outstanding capital stock, excluding any such person that owned 15% or more of our outstanding voting stock immediately prior to our IPO, and such a vote would require the approval of the majority of our voting stock, excluding the voting stock held by such a majority holder.

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
In October 2014, we completed a follow-on public offering selling 2,000,000 shares of our common stock at $17.50 per share and received net proceeds of $32.6 million after underwriters’ discounts and commissions. In addition, we incurred $511,000 in offering expenses, resulting in total costs of $3.0 million and net offering proceeds to us of $32.0 million. In November 2014, the underwriters exercised a portion of their option and purchased an additional 50,000 shares of our common stock at $17.50 per share. As a result, we received an additional $814,000 in net proceeds after underwriters’ discounts and commissions, for total net proceeds from the follow-on public offering of $32.9 million, net of discounts, commissions and costs from the offering.
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
During the year ended December 31, 2016, we raised gross proceeds of $12.2 million pursuant to the ATM selling 1.5 million shares of our common stock at a weighted average price of $7.90 per share. The net proceeds to us from the ATM were $11.7 million after deducting underwriter commissions of $366,000 and estimated offering expenses of $173,000. At December 31, 2016, there was $153.3 million available under the shelf registration statement, of which $62.8 million may be offered, issued and sold at a future date under the ATM.
Private Placement of Common Stock
In August 2016, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with a newly-appointed board member pursuant to which we agreed to issue and sell an aggregate of $700,000 of our common stock in a private placement of shares that have not been registered under the Securities Act of 1933, or the Securities Act, by reason of a specific exemption from the registration provisions of the Securities Act. On August 12, 2016, we sold 118,243 shares of common stock under the Securities Purchase Agreement at a price of $5.92 per share.
Stock Reserved for Future Issuance
Shares reserved for future issuance at December 31, 2016 are as follows:

Number of Shares
Common stock options outstanding	4,841,274
Common stock options available for future grant	170,097
Exercise of common stock warrants outstanding	240,620
Total common shares reserved for future issuance	5,251,991

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
Pursuant to such provision, the number of shares available for issuance under the 2014 Plans was increased by 932,174 shares effective April 16, 2016. Shares available for grant under the 2014 Plan totaled 170,097 shares as of December 31, 2016.
Option grants made under the 2014 Plan and the 2012 Plan generally vest over one or four years except for performance-based stock options. Our performance-based stock options will fully vest and become exercisable only on achievement of the performance conditions while the participant is a continuing service provider. Options generally expire ten years from the grant date or earlier in accordance with the terms of the plans and the related stock option agreement.
In 2015, our board of directors (the “Board”) approved grants for 738,660 performance-based stock options to certain employees and consultants under the 2014 Plan. The performance-based stock options will fully vest on the third anniversary of the grant date if (i) our VTL-308 clinical trial has achieved statistical significance in its primary efficacy endpoint and (ii) the participant is a continuing service provider through the third anniversary of the grant date (as such terms are defined in the 2014 Plan). Vesting of the performance-based stock options will not be accelerated if the performance goal is achieved in less than three years. As of December 31, 2016 and 2015, we deemed the performance condition as being probable and are recording stock-based compensation expense over the requisite service period for all performance-based stock options. The performance-based stock options have exercise prices ranging from $4.57 to $7.69 per share, the closing sales price of our common stock on the grant dates, and expire ten years from the grant date (or earlier in accordance with the terms of the 2014 Plan and the related stock option agreement).
Our 2012 Stock Option Plan, or the 2012 Plan, provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights, and performance awards to employees, directors, and consultants. Option grants under our 2012 Plan are exercisable immediately, subject to a repurchase right that lapses as the option vests. Through December 31, 2016, options for the purchase of 74,970 shares of our common stock have been exercised prior to vesting, all of which were vested and not subject to repurchase as of December 31, 2016. We did not repurchase any shares related to these early exercises.

The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2016	3,716,520	$7.76
Granted	1,205,499	$8.09
Exercised	(8,098)	$3.92
Forfeited and expired	(72,647)	$11.86
Outstanding as of December 31, 2016	4,841,274	$7.78	7.3	$1,559
Options vested and expected to vest as of December 31, 2016	4,744,348	$7.78	7.3	$1,559
Options exercisable as of December 31, 2016	2,968,006	$7.86	6.2	$1,559
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of our common stock for those shares that had exercise prices lower than the fair value of our common stock as of December 31, 2016. The number of options vested and expected to vest is calculated as the total number of options vested plus the number of unvested options remaining after applying our estimated forfeiture rate.
The following table summarizes information about stock options (in thousands):

	Year Ended December 31,
	2016	2015	2014
Aggregate intrinsic value of options exercised	$39	$1,235	$1,972
We have not capitalized any stock based-compensation into the cost of inventory nor have we recognized an income tax benefit from the exercise of any stock options as we continue to record a full valuation allowance on our deferred tax assets.
Stock-based Compensation Expense
The weighted-average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2016, 2015 and 2014 was $5.70, $5.81 and $11.87, respectively. The following are the ranges of underlying assumptions used to determine the fair value of stock options granted to employees and non-employees:

Years Ended December 31,
	2016	2015	2014
Employees and Directors:
Risk-free interest rate	1.47% - 1.72%	1.71% - 1.85%	1.53% - 1.89%
Expected dividend yield	—%	—%	—%
Expected volatility	77% - 86%	73% - 92%	80% - 85%
Expected term of options (years)	5.9 - 6.0	5.8 - 6.0	6.0 - 6.2
Range of common stock value	$5.90 - $8.97	$4.57 - $26.71	$7.55 – $24.04

Non-Employees:
Risk-free interest rate	0.45% - 1.93%	0.10% - 1.93%	0.11% - 1.27%
Expected dividend yield	—%	—%	—%
Expected volatility	77% - 97%	56% - 94%	73% - 85%
Expected term of options (years)	0.2 - 5.5	0.3 - 6.0	1.0 - 4.0
Range of common stock value	$4.35 - $9.07	$4.04 - $25.01	$11.31 - $27.24

2014 Valuation Analyses
Due to our management’s and board of directors’ decision to pursue an IPO, coupled with our belief that we could reasonably estimate the form and timing of potential liquidity events, we utilized a Probability Weighted Expected Return Method, or PWERM, for our 2014 valuations prior to the completion of our IPO in April 2014. Under this method, the implied fair value of our common stock is estimated based upon an analysis of future values assuming various outcomes. The value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to us as well as the rights of each share class. The possible outcomes considered are based upon an analysis of future scenarios as described below:

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
The following tables summarize the allocation of stock-based compensation expense to employees and non-employees (in thousands):

	Years Ended December 31,
	2016	2015	2014
Employees and Directors:
Research and development	$1,758	$1,412	$763
General and administrative	2,751	2,012	937
Total	$4,509	$3,424	$1,700

Non-Employees:
Research and development	$153	$490	$757
General and administrative	16	115	53
Total	$169	$605	$810

As of December 31, 2016, there was $7.9 million and $245,000 of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, the expense to be recognized will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for both employee and nonemployee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

9. Income Taxes
Our net loss before income tax was subject to tax in the following jurisdictions for the following periods (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(40,929)	$(51,779)	$(47,482)
Foreign	(40)	(244)	(185)
	$(40,969)	$(52,023)	$(47,667)
Our rate reconciliation consists of the following:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State tax (net of federal benefit)	0.1%	5.8%	5.4%
Research and development credits	2.9%	3.0%	3.8%
Stock options	(1.5)%	(1.0)%	(0.5)%
Warrants/purchase rights liabilities	0.0%	0.0%	2.2%
Foreign net operating losses	(0.2)%	(0.2)%	(0.4)%
Uncertain tax positions for state net operating loss	(16.0)%	0.0%	0.0%
Other	(2.3)%	0.7%	(0.4)%
Change in valuation allowance	(18.0)%	(43.3)%	(45.1)%
Effective tax rate	0.0%	0.0%	0.0%
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

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$58,722	$53,218
Research and development tax credits	6,056	4,903
Stock compensation	2,760	2,000
Foreign net operating loss carryforwards	256	333
Other, net	1,816	1,823
Total deferred tax assets	69,610	62,277
Less valuation allowance	(69,610)	(62,277)
	$—	$—
We have incurred net operating losses each year since inception that is due to our history as a development stage company with no realized revenues from our planned principal operations. These cumulative operating losses provide significant negative evidence in the determination of whether or not we will be able to realize our deferred tax assets such as our net operating losses and other favorable temporary differences. Our product candidate is in clinical trials, and there can be no assurance that it will ever be approved or that it will generate taxable income. As a result, we have maintained a full valuation allowance against the entire balance of deferred tax assets since the date of inception. The valuation allowance increased by $7.3 million and $22.5 million for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, we had available net operating loss, or NOL, carryforwards of approximately $168.5 million and $159.6 million for federal and state income tax purposes, respectively. The state NOL carryforwards include $149.1 million in California NOLs generated in 2013 through 2016, which have been determined to be unrecognized tax positions during 2016 and, accordingly, have not been included in our deferred tax assets as of December 31, 2016. The federal and state NOLs begin to expire in 2023 and 2017, respectively. As of December 31, 2016, we have federal and state research and development tax credits available for income tax purposes of approximately $5.1 million and $3.7 million, respectively. The federal research and development credits begin to expire in 2023 and the state research and development tax credits do not expire. These carryforwards are net of the Section 382 and 383 limitations discussed below.
During the year ended December 31, 2016, $0.3 million of NOLs from our Chinese subsidiary expired leaving $1.0 million of NOLs from our Chinese subsidiary as of December 31, 2016. There will be further expirations of this NOL in 2017 and beyond.
Sections 382 and 383 of the Internal Revenue Code (the IRC) limit a company’s ability to utilize certain net operating losses and tax credit carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined. We experienced changes in ownership, as defined in Section 382, in February 2012 and in December 2013. As a result, the deferred tax asset associated with our federal and state net operating loss carryforwards and federal and state research credits have been reduced based on the Section 382 limitations. The amount of the reduction in our deferred tax assets is based on the estimated amount of the NOL carryforwards and federal and state research credits we believe cannot be used based on the estimated amount of our Section 382 annual limitation. We have reduced our deferred tax assets by $23.2 million and have estimated that approximately $58.7 million and $45.3 million, respectively, of our federal and state NOLs for tax purposes cannot be used in future years as a result of this change in ownership. Additionally, we have estimated that approximately $2.2 million and $1.6 million of our federal and state research credits, respectively, cannot be used in future years. We have not experienced any additional changes as defined in Section 382 through December 31, 2016. If additional Section 382 changes occur, limitations against the utilization of net operating losses and credits could further impact our future cash flows, but would not impact our 2016 consolidated financial statements, due to the existence of a full valuation allowance against our deferred tax assets.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$1,422	$938
Additions based on tax positions related to the current year	4,408	484
Changes for prior period tax positions	10,265	—
Balance at end of year	$16,095	$1,422
Prior to and in 2016, our unrecognized tax positions relate to expenses qualifying for research and development credits. Additions and changes for prior period tax positions in 2016 also includes the apportionment of losses to California. In 2013, California adopted a single factor, sales, for apportioning income and losses to the state. Although completely offset by our valuation allowance, we had recognized NOL carryforwards from 2013 through 2015 based on a multiple factor apportionment based on salaries, property and sales in the state. This position was based on prior court rulings supporting the use of the multiple factor apportionment. This ruling was overturned by the California Supreme Court in December 2015. This ruling was filed with the U.S. Supreme Court and in October 2016, the U.S. Supreme Court declined to hear the case. California has no regulations or guidiance nor have there been any rulings addressing how a company with no sales should apportion losses to California. As most of our operations are in California, we intend to file our tax returns using a multiple factor apportionment until such time as California provides a ruling or guidance on such an apportionment.
We do not anticipate any significant changes in the amount of unrecognized tax positions over the next twelve months; however, should California rule or provide guidance on apportionment to companies operating in the state, we would again recognize deferred tax assets for NOL carryforwards for losses apportioned to California. Due to the full valuation allowance that we have on our net deferred tax asset balance, there are no unrecognized tax positions that would impact the effective tax rate if recognized.

We are subject to U.S. federal, California and various other states and Chinese income taxes. We are no longer subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years ended on or before December 31, 2011. However, to the extent allowed by law, the taxing authorities may have the right to examine the period from 2003 through 2016 where NOLs were generated and carried forward, and make adjustments to the amount of the NOL carryforward. We are not currently under examination by any federal or state jurisdictions.
10. Selected Quarterly Data (unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2016 and 2015 are as follows (in thousands, except per share data):

	For the Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2016:
Operating expenses	$9,656	$9,546	$10,239	$11,825	$41,266
Net loss and net loss attributable to common stockholders	$(9,589)	$(9,468)	$(10,178)	$(11,734)	$(40,969)
Basic and diluted net loss per share attributable to common stockholders (1)	$(0.31)	$(0.30)	$(0.32)	$(0.37)
2015:
Operating expenses	$14,817	$15,078	$12,335	$9,890	$52,120
Net loss and net loss attributable to common stockholders	$(14,758)	$(15,106)	$(12,300)	$(9,859)	$(52,023)
Basic and diluted net loss per share attributable to common stockholders (1)	$(0.62)	$(0.63)	$(0.51)	$(0.34)

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

Vital Therapies, Inc.

Date: March 7, 2017	By:	/s/ Terence E. Winters, Ph.D.
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

Signature	Title	Date

/s/ TERENCE E. WINTERS, Ph.D.	Co-Chairman and Chief Executive Officer (Principal Executive Officer)	March 7, 2017
Terence E. Winters, Ph.D.

/s/ MICHAEL V. SWANSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2017
Michael V. Swanson

/s/ MUNEER A. SATTER	Co-Chairman and Lead Director	March 7, 2017
Muneer A. Satter

/s/ JEAN-JACQUES BIENAIMÉ	Director	March 7, 2017
Jean-Jacques Bienaimé

/s/ CHERYL L. COHEN	Director	March 7, 2017
Cheryl L. Cohen

/s/ PHILIP M. CROXFORD	Director	March 7, 2017
Philip M. Croxford

/s/ DOUGLAS E. GODSHALL	Director	March 7, 2017
Douglas E. Godshall

/s/ ERROL R. HALPERIN	Director	March 7, 2017
Errol R. Halperin

/s/ FAHEEM HASNAIN	Director	March 7, 2017
Faheem Hasnain

/s/ J. MICHAEL MILLIS, M.D.	Director	March 7, 2017
J. Michael Millis, M.D.

/s/ LOWELL E. SEARS	Director	March 7, 2017
Lowell E. Sears

/s/ RANDOLPH C. STEER, M.D., PH.D.	Director	March 7, 2017
Randolph C. Steer, M.D., Ph.D.