Form 10-Q
period 2017-03-31
VITAL THERAPIES INC
filed 2017-05-09
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock outstanding as of the close of business on April 30, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	42,207,376

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$86,636	$59,991
Other current assets and prepaid expenses	1,666	1,472
Total current assets	88,302	61,463
Property and equipment, net	2,489	2,505
Other assets	156	58
Total assets	$90,947	$64,026
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,308	$780
Accrued expenses	5,085	4,656
Other current liabilities	57	44
Total current liabilities	6,450	5,480
Long-term liabilities	69	100
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at March 31, 2017 and December 31, 2016; 42,207,376 and 32,143,475 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	3
Additional paid-in capital	340,817	302,185
Accumulated other comprehensive income	84	83
Accumulated deficit	(256,477)	(243,825)
Total stockholders’ equity	84,428	58,446
Total liabilities and stockholders’ equity	$90,947	$64,026
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$9,628	$6,857
General and administrative	3,059	2,799
Total operating expenses	12,687	9,656
Loss from operations	(12,687)	(9,656)
Other income (expense):
Interest income	97	60
Other income (expense), net	(12)	7
Total other income	85	67
Net loss	$(12,602)	$(9,589)

Net loss per share, basic and diluted	$(0.39)	$(0.31)

Weighted-average common shares outstanding, basic and diluted	32,645,103	30,563,088
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(12,602)	$(9,589)
Other comprehensive income:
Unrealized gains on available-for-sale cash equivalents	1	—
Total comprehensive loss	$(12,601)	$(9,589)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,602)	$(9,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335	494
Stock-based compensation	1,263	998
Other	(2)	—
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(316)	18
Accounts payable	396	(361)
Accrued expenses	33	(1,476)
Other liabilities	(17)	(40)
Net cash used in operating activities	(10,910)	(9,956)
Cash flows from investing activities:
Purchases of property and equipment	(274)	(125)
Proceeds from sale of equipment	3	2
Change in restricted cash	—	213
Net cash (used in) provided by investing activities	(271)	90
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	37,825	4,325
Proceeds from exercise of stock options	1	32
Deferred financing costs	—	(30)
Net cash provided by financing activities	37,826	4,327
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net change in cash and cash equivalents	26,645	(5,540)
Cash and cash equivalents, beginning of period	59,991	83,416
Cash and cash equivalents, end of period	$86,636	$77,876

Supplemental disclosure of noncash investing and financing activities:
Stock offering costs included in liabilities	$481	$65
Purchases of property and equipment included in liabilities	$87	$—
Change in stock option early exercise repurchase liability	$—	$23
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of liver failure. Our product candidate, the ELAD® System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not recognized revenues from our planned principal operations. In August 2015, we reported that our VTI-208 phase 3 clinical trial of ELAD in alcohol-induced liver decompensation, or AILD, failed to reach its primary or secondary endpoints, although medically pertinent pre-specified subsets based on age and disease severity did show trends toward efficacy. Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we also discontinued our VTI-210 and VTI-212 clinical trials. We are currently enrolling subjects in our new phase 3 clinical trial of ELAD, known as VTL-308, in severe alcoholic hepatitis, which is a subset of AILD, based on our analysis of the results of the VTI-208 clinical trial. Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties including the failure of our clinical trial to meet its endpoint, failure to obtain regulatory approval to commercialize ELAD and failure to secure adequate funding to complete the clinical testing, development and commercialization of ELAD.
Unaudited Interim Financial Information
The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or any other future interim period or year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2017.
Basis of Presentation and Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated balance sheet as of December 31, 2016 included in this report has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.
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
Level 1—Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets consisted of money market funds for the periods presented. We had no Level 1 liabilities for the periods presented.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not recognized any impairment losses through March 31, 2017.
Clinical Trial Accruals
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process seeks to account for expenses resulting from our obligations under agreements with clinical sites, clinical research organizations, or CROs, vendors, and consultants in connection with conducting our clinical trials. We account for these expenses according to the progress of each trial as measured by subject enrollment, the timing of various aspects of the trial and if available, information from our service providers. During the course of a clinical trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary, and could result in us reporting amounts that may later be determined to be higher or lower than our estimates for a particular period and adjustments to our research and development expenses may be necessary in future periods.

Research and Development
Research and development costs consist primarily of employee-related expenses, costs of contractors, clinical trial sites and CROs engaged in the development of ELAD, costs related to our investigation of the mechanism of action of ELAD, expenses associated with obtaining regulatory approvals, and the cost of acquiring and manufacturing clinical trial materials. All research and development costs are expensed as incurred.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based compensation for employees and directors based on the estimated fair value at the date of grant, and to consultants based on the ongoing estimated fair value. Currently, our stock-based awards consist only of stock options; however, future grants under our equity compensation plan may also consist of shares of restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units. We estimate the fair value of stock options using the Black-Scholes-Merton, or BSM, option pricing model, which requires the use of estimates.
We recognize stock-based compensation cost for employees and directors for ratably vesting stock options on a straight-line basis over the requisite service period of the award. For performance-based stock options to employees and directors, we record stock-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement.
The fair value of options granted to consultants is estimated using the BSM option pricing model and is re-measured at each reporting date with changes in fair value prior to vesting recognized as expense in the condensed consolidated statements of operations across the applicable vesting period. For performance-based stock options to consultants, we record stock-based compensation expense only when the performance-based milestone is achieved unless there is a performance commitment.
Effective in the first quarter of 2017, we began recognizing forfeitures as they occur (see "Recently Issued and/or Adopted Accounting Standards" below). In 2016 and earlier periods, stock-based compensation expense was recognized only for those awards that were ultimately expected to vest. Through 2016, we estimated forfeitures based on an analysis of our historical employee turnover. We revised the forfeiture estimate, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Changes in estimated forfeitures, which were not material, impacted compensation cost in the period in which the change in estimate occurred.
The BSM option pricing model requires the input of highly-subjective assumptions, including the risk-free interest rate, the expected dividend yield of our common stock, the expected volatility of the price of our common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:
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
Foreign Currency Translation and Transactions
The functional currency of each of our subsidiaries in the United Kingdom and China, both of which are currently inactive, is the local currency. Assets and liabilities of the subsidiaries are translated at the rate of exchange at the balance sheet date. Expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations, which to date have not been significant.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2017 and December 31, 2016, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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

Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of options outstanding under our stock option plan and warrants for the purchase of common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of March 31,
	2017	2016
Options to purchase common stock	4,863,702	3,733,711
Warrants to purchase common stock	240,620	250,539
Recently Issued and/or Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, "Leases," or ASU 2016-02. ASU 2016-02 will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We expect to adopt ASU 2016-02 in 2019. The adoption of this guidance is expected to result in a significant increase in the total assets and liabilities reported on our consolidated balance sheets.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09. ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover employee income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. Effective in the first quarter of 2017, we adopted the provisions of ASU 2016-09 to recognize forfeitures as they occur. Upon the adoption of this standard, we recorded a cumulative-effect adjustment of $50,000 to increase additional paid-in capital and accumulated deficit reversing our estimate of forfeitures as of December 31, 2016.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the classification of restricted cash in the statements of cash flows. This ASU will require that our statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this ASU are effective for interim periods beginning after December 15, 2017, with early adoption permitted. We will adopt this standard in 2018 and do not currently expect ASU 2016-18 to have a significant impact on our consolidated financial statements at the time of adoption.
3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	March 31, 2017	December 31, 2016
Manufacturing, clinical and laboratory equipment	$7,416	$7,325
Leasehold improvements	4,682	4,450
Office furniture and equipment	235	220
Construction in progress	92	111
	12,425	12,106
Less: accumulated depreciation and amortization	(9,936)	(9,601)
Total	$2,489	$2,505
Depreciation and amortization expense was $335,000 and $494,000 for the three months ended March 31, 2017 and 2016, respectively.
Accrued Expenses
Accrued expenses consist of (in thousands):

	March 31, 2017	December 31, 2016
Accrued clinical and related costs	$3,213	$2,316
Accrued compensation and related taxes	1,330	2,154
Accrued other	542	186
Total	$5,085	$4,656

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
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Total rent, property taxes and routine maintenance expense under our operating leases was $255,000 and $217,000 for the three months ended March 31, 2017 and 2016, respectively. Current and long-term deferred rent totaled $57,000 and $69,000 at March 31, 2017, and $44,000 and $99,000 at December 31, 2016, respectively.
Legal Proceedings
We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us that we believe would materially affect our business, operating results, financial condition or cash flows. However, our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, we may be involved in various legal proceedings from time to time.
5. Fair Value
The following fair value hierarchy tables present information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at March 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$85,137	$85,137	$—	$—

	Fair Value Measurement at December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$57,715	$57,715	$—	$—
There were no liabilities measured at fair value on a recurring basis as of March 31, 2017 or as of December 31, 2016. The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature.
For our money market funds, unrealized gains and losses are reported as accumulated other comprehensive income (loss), and realized gains and losses are included in interest income on the condensed consolidated statements of operations. There were no transfers between Level 1, Level 2 or Level 3 for our assets during the periods presented.

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
In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million under the shelf registration statement. During the year ended December 31, 2016, we raised gross proceeds of $12.2 million pursuant to the ATM selling 1.5 million shares of our common stock at a weighted average price of $7.90 per share. The net proceeds to us from the ATM were $11.7 million after deducting underwriter commissions of $366,000 and estimated offering expenses of $173,000. We did not sell any shares under the ATM during the three months ended March 31, 2017. In March 2017, we completed an additional follow-on public offering under the shelf registration statement raising gross proceeds of $40.3 million. Under this follow-on public offering, we sold 10.1 million shares of our common stock, which includes an additional 1.3 million shares of our common stock sold upon full exercise of the underwriters' option to purchase additional shares of common stock, at a price of $4.00 per share. The net proceeds to us from the March 2017 follow-on offering were $37.3 million, after deducting underwriting discounts and commissions of $2.4 million and estimated offering expenses of approximately $500,000.
At March 31, 2017, $113.1 million remains available for issuance and sale under the shelf registration statement, $62.8 million of which may be offered, issued and sold under the ATM.
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
Stock Reserved for Future Issuance
Shares reserved for future issuance at March 31, 2017 are as follows:

Number of Shares
Common stock options outstanding	4,863,702
Common stock options available for future grant	146,268
Common stock warrants	240,620
Total common shares reserved for future issuance	5,250,590
Stock Warrants
We issued warrants to purchase redeemable convertible preferred stock in connection with financing activities and for consulting services. In connection with the junior preferred stock financing in February 2012, all warrants to purchase Series B, Series C and Series D preferred stock converted to common stock warrants. As of March 31, 2017 and December 31, 2016, only the Series D warrants were outstanding and exercisable for 240,620 shares of common stock at an exercise price of $92.99 and expire in September 2019.

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
Shares available for grant under the 2014 Plan include any shares remaining available or becoming available in the future under the 2012 Plan due to cancellation or forfeiture. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder beginning upon its effective date in April 2014, and on each annual anniversary, equal to the lower of:

•	1,200,000 shares of our common stock;

•	3% of the outstanding shares of our common stock on the second-to-the-last day prior to each anniversary date of the effectiveness date of our initial public offering; or

•	an amount as our board of directors may determine.
Shares available for grant under the 2014 Plan totaled 146,268 shares as of March 31, 2017.
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
The 2012 Plan provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights, and performance awards to employees, directors, and consultants. Option grants under our 2012 Plan are exercisable immediately, subject to a repurchase right that lapses as the option vests. As of March 31, 2017, all options exercised under the 2012 Plan were vested. To date, we have not repurchased any shares related to early exercises.
The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	4,841,274	$7.78
Granted	35,408	$5.05
Exercised	(1,401)	$0.43
Forfeited or expired	(11,579)	$11.27
Outstanding as of March 31, 2017	4,863,702	$7.76	7.10	$1,414,901
Options vested and expected to vest as of March 31, 2017	4,761,730	$7.77	7.07	$1,414,901
Options exercisable as of March 31, 2017	3,039,736	$7.92	6.07	$1,414,901

Stock-Based Compensation Expense
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $3.48 and $6.04, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and to non-employees:

	Three Months Ended March 31,
	2017	2016
Employees:
Risk-free interest rate	1.5%	1.7%
Expected dividend yield	0%	0%
Expected volatility	85.4%	77.1%
Expected term of options (years)	5.9	6.0
Fair value of common stock	$5.05	$8.97
Non-employees:
Risk-free interest rate	1.0% - 1.9%	0.6% - 1.4%
Expected dividend yield	0%	0%
Expected volatility	75.6% - 83.3%	76.9% - 84.9%
Expected term of options (years)	1.3 - 4.5	0.8 - 5.5
Fair value of common stock	$4.00	$9.07
Total stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Employees:
Research and development	$460	$392
General and administrative	787	531
Total	$1,247	$923
Non-employees:
Research and development	$16	$63
General and administrative	—	12
Total	$16	$75
As of March 31, 2017, there was $7.2 million and $184,000 of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, the expense to be recognized will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for employee and non-employee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 1.95 years and 2.09 years, respectively.
8. Subsequent Event

In May 2017, we entered into a new lease, or the Lease, extending the term of our existing manufacturing and research and development facility lease from June 2017 to June 2022. The Lease includes a renewal option and requires the payment of our proportionate share of the facility’s operating expenses.
Future minimum annual obligations under all non-cancellable operating lease commitments including the Lease on a pro forma basis at March 31, 2017 would have been (in thousands):

Operating Lease Obligations
Nine months ending December 31, 2017	$689
2018	1,029
2019	467
2020	387
2021	435
Thereafter	221
Total	$3,228

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the year ended December 31, 2016. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Vital Therapies” refer to Vital Therapies, Inc. and its subsidiaries.
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
The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A—Risk Factors” and the differences may be material. These risk factors include, but are not limited to: the initiation, cost and timing of our clinical programs for the ELAD System; the timing of, and our ability to obtain and maintain regulatory approvals for the ELAD System; the performance of third parties in connection with the development of the ELAD System including, but not limited to, third parties involved in our clinical trials and third-party suppliers; our ability to reliably manufacture ELAD cartridges and ELAD bedside units in sufficient quantities and in compliance with regulatory requirements for clinical trials and commercialization; regulatory developments in the U.S. and foreign countries; our ability to obtain funding for our operations; and our ability to maintain effective internal control over financial reporting.
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

Overview
We are a biotherapeutic company focused on developing a human hepatic cell-based treatment targeting acute forms of liver failure. Our product candidate, the ELAD® System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to potentially regenerate to a healthy state or to stabilize the patient until transplant. The ELAD System is the only liver support system containing immortal human liver-derived cells, in our case VTL C3A cells, to enter phase 3 clinical trials. We designed the ELAD System to supplement key aspects of normal liver function to improve patient survival. We estimate that at least 40,000 patients annually in the United States, or U.S., experience the acute forms of liver failure that may be addressed by the ELAD System, such as severe alcoholic hepatitis, or sAH, surgery-induced liver failure and fulminant hepatic failure for a portion of which the ELAD System may be a life-saving therapy. Except for liver transplant, which is severely limited by the availability of organs and not available to many patients, the current standard of care for these acute forms of liver failure is primarily focused on the management of complications, which does not restore lost liver function and is associated with a high rate of mortality. The ELAD System has received orphan designation in the U.S. and Europe for the treatment of patients with acute liver failure. This designation provides tax credits for qualified clinical testing, seven years of market exclusivity in the U.S. and ten years of market exclusivity in Europe for the first orphan drug approved for a given indication. However, orphan designation does not alter the standard regulatory requirements or the process for obtaining marketing approval.
The ELAD System is currently being tested in a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate ELAD in subjects with sAH, referred to as VTL-308. VTL-308 is based on pre-specified and post-hoc analyses of our VTI-208 phase 3 clinical trial in alcohol-induced liver decompensation, or AILD, of which sAH is a subset. VTI-208 was completed in 2015. Although VTI-208 failed to reach either its primary or secondary endpoints, our pre-specified and post-hoc analyses identified criteria for a group of subjects in which favorable survival trends were observed. The inclusion and exclusion criteria for the VTL-308 trial are based on these findings. We expect to enroll at least 150 subjects in VTL-308 at over 50 sites in the U.S. and Europe. As of May 8, 2017, we have enrolled 67 subjects in VTL-308 and have 46 clinical sites open for enrollment. We expect to report top-line data for VTL-308 around mid-2018. While the VTL-308 phase 3 clinical trial has been designed to show statistical significance based on a subset of pre-specified and post-hoc analyses of the VTI-208 trial, there can be no assurance that the data from the trial or that a single trial will be sufficient to support a marketing application in any country.
We have incurred net losses since inception of $256.5 million through March 31, 2017. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot accurately predict the timing or amount of future expenses, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.
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

•	other costs associated with research, the preparation for a potential biologics license application, or BLA, submission and other regulatory activities.
We do not track our employee and facility-related research and development costs by clinical trial, as we have used our employee and infrastructure resources across multiple clinical trials, and we believe the allocation of such costs would be arbitrary and would not provide a meaningful assessment.

The costs of clinical trials may vary significantly over the life of a project as a result of a variety of factors including, but not limited to, the following:

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
Comparison of the Three Months Ended March 31, 2017 and 2016
The following table summarizes our operating expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
	2017	2016	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$9,628	$6,857	$2,771	40%
General and administrative	3,059	2,799	260	9%
Total operating expenses	$12,687	$9,656	$3,031	31%
The $2.8 million increase in research and development expense during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 principally reflects a $2.2 million increase in costs related to the VTL-308 clinical trial, primarily for higher subject, site, manufacturing and consulting costs. As enrollment started in the second quarter of 2016, no subjects were enrolled in the VTI-308 clinical trial in the first quarter of 2016, while 24 subjects were enrolled during the three months ended March 31, 2017. Costs also increased by $347,000 for activities to support a potential BLA submission in the future.

The $260,000 increase in general and administrative expense during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was largely the result of a $245,000 increase in stock-based compensation expense related to an increase in the number of stock options outstanding.
We do not expect our research and development costs will increase significantly for the remainder of 2017 relative to the first quarter subject to the timing of subject enrollment in the VTL-308 clinical trial. We also expect general and administrative costs to remain relatively constant for the remainder of 2017 as compared to the first quarter.
Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $256.5 million through March 31, 2017. We believe we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file with the SEC. The shelf registration statement permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co.
Through March 31, 2017, we have raised gross proceeds of $74.8 million pursuant to follow-on offerings in 2015 and 2017 and gross proceeds of $12.2 million pursuant to the ATM in 2016 under the shelf registration statement. We did not sell any shares under the ATM during the three months ended March 31, 2017. At March 31, 2017, $113.1 million remains available under the shelf registration statement, $62.8 million of which may be offered, issued and sold under the ATM.
As of March 31, 2017, we had cash and cash equivalents of approximately $86.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of March 31, 2017, such funds were held in cash and money market funds.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(10,910)	$(9,956)
Investing activities	(271)	90
Financing activities	37,826	4,327
Net cash used in operating activities
During the three months ended March 31, 2017, operating activities used $10.9 million of cash. The use of cash primarily related to our net loss of $12.6 million adjusted for non-cash charges of $1.3 million related to stock-based compensation and $335,000 related to depreciation and amortization, partially offset by a $96,000 change in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2017 consisted primarily of an increase of $429,000 in accrued expenses and accounts payable partially offset by an increase of $316,000 in other current assets and prepaid expenses. The increase in accrued expenses and accounts payable was primarily attributable to the increase in the amounts due for our VTL-308 clinical trial partially offset by the payout of 2016 bonuses and the reduction in amounts due to clinical sites for our prior clinical trials. The increase in the current assets and prepaid expenses is related to an increase in our prepaid costs associated with our VTL-308 clinical trial.

During the three months ended March 31, 2016, operating activities used $10.0 million of cash. The use of cash primarily related to our net loss of $9.6 million adjusted for non-cash charges of $1.0 million related to stock-based compensation and $494,000 related to depreciation and amortization, partially offset by a $1.9 million change in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2016 consisted primarily of a decrease of $1.5 million in accrued expenses and a decrease of $361,000 in accounts payable. The decrease in accrued expenses was primarily attributable to the payout of 2015 bonuses and to payments to clinical sites for our prior clinical trials.
Investing Activities
During the three months ended March 31, 2017, net investing activities used $271,000 of cash, primarily due to capital expenditures of $274,000 for facilities improvements and purchases of equipment for manufacturing and research and development.
During the three months ended March 31, 2016, net investing activities provided $90,000 of cash, including $213,000 from a decrease in restricted cash requirements relating to our clinical trials, partially offset by capital expenditures of $125,000 for facilities improvements and purchases of equipment for manufacturing and research and development.
Financing Activities
During the three months ended March 31, 2017, financing activities provided $37.8 million of cash related to net cash proceeds after underwriters' commissions and cash payments for offering costs from the follow-on offering completed in March 2017.
During the three months ended March 31, 2016, financing activities provided $4.3 million of cash, which included net proceeds of $4.3 million after underwriters' commissions and offering costs from the ATM.
Based on the structure and timing of the VTL-308 clinical trial, assuming limited BLA-related activities and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $86.6 million as of March 31, 2017 will be sufficient to fund our operations through the first quarter of 2019, past the expected announcement of topline data for the VTL-308 clinical trial, which we currently anticipate in mid-2018. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in our clinical trials, the timing of any possible filing of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs. To the extent we require additional funds in the future, we may raise funds pursuant to our shelf registration statement (including through the ATM), or we may seek to obtain additional funding through a combination of other equity or debt financings, government or other third-party financing, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations and licensing arrangements. We do not expect to achieve revenue from product sales prior to the use of the net proceeds from our public and private offerings to date. We do not have any committed external source of funds. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and may be on terms that are not favorable to us or our stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. If we raise additional funds through collaborations and licensing arrangements with third parties, which we have no prior experience in, we may have to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs or clinical trials. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Any of these factors could harm our operating results.
Off-Balance Sheet Arrangements
Through March 31, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
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
During the first three months of 2017, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2017 for a more complete discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU, No. 2016-02, "Leases," or ASU 2016-02. ASU 2016-02 will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We expect to adopt ASU 2016-02 in 2019. The adoption of this guidance is expected to result in a significant increase in the total assets and liabilities reported on our consolidated balance sheets.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09. ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover employee income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. Effective in the first quarter of 2017, we adopted the provisions of ASU 2016-09 to recognize forfeitures as they occur.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the classification of restricted cash in the statements of cash flows. This ASU will require that our statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this ASU are effective for interim periods beginning after December 15, 2017, with early adoption permitted. We will adopt this standard in 2018 and do not currently expect ASU 2016-18 to have a significant impact on our consolidated financial statements at the time of adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 7, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures during the three months ended March 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures during the three months ended March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The ELAD System is designed to improve survival rates of patients with certain forms of liver failure resulting from hepatocellular insult. The ELAD System is a novel product candidate whose safety, efficacy and other attributes have not been demonstrated in well-designed, large scale, clinical trials and are not fully understood. As a cell-based therapy, the ELAD System’s mechanism of action is complex, and we cannot be certain that our currently-targeted indication of severe alcoholic hepatitis, or sAH, in the U.S. and Europe, and viral hepatitis (predominantly hepatitis B) in China represent suitable applications for the ELAD System, or even ones where the ELAD System therapy can or will ultimately be shown to be safe and effective in well-designed phase 3 clinical trials necessary to support regulatory approval in any jurisdiction. For example, our VTI-208 phase 3 trial in alcohol-induced liver decompensation, or AILD, which included many subjects with sAH, failed to reach both its primary and secondary endpoints. Finally, even if the ELAD System is proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization will be successful. If the ELAD System fails at any stage in our clinical trials or at the marketing stage, our business and operating results and financial condition will be materially and adversely affected.
We cannot give any assurance that we will successfully complete the ELAD System’s clinical development, or that the ELAD System will receive regulatory approval in a timely fashion or at all.
We are subject to all of the uncertainties and complexities affecting a clinical-stage, combination product, biologic and medical device company. We have not successfully completed clinical development for any of the ELAD System’s potential indications in the U.S. or Europe where the ELAD System is regulated as a combination biologic and medical device, and as a combined somatic cell Advanced Therapy Medicinal Product, respectively. We initiated a new phase 3 clinical trial, referred to as VTL-308, designed to establish the safety and efficacy of the ELAD System and to support approval in the U.S. and Europe. This clinical trial is being performed in certain subjects with sAH. Any additional indications we elect to pursue will require the initiation and completion of additional phase 3 clinical trials demonstrating safety and efficacy for each such indication. For example, even prior to our VTI-208 clinical trial, the FDA had noted its view that preliminary clinical evidence did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Since then, our VTI-208 clinical trial failed to meet both its primary and secondary endpoints. There is no guarantee that any future clinical trials will be completed in a timely fashion or will succeed. Our ability ultimately to reach profitability is critically dependent on our future success in obtaining regulatory approval for the ELAD System. However, there can be no assurance that any future clinical trials will be timely, successful, or that regulators will approve the ELAD System in a timely manner, or at all.
If we fail to obtain regulatory approval in the U.S. and Europe, our business would be harmed.
We require regulatory approval for each indication we are seeking before we can market and sell the ELAD System in a particular jurisdiction for such indication. To date, we have not applied for or received the regulatory approvals required for the commercial sale of the ELAD System for any indication in the United States or the EU. Our ability to obtain regulatory approval of the ELAD System depends on, among other things, successful completion of phase 3 clinical trials, and demonstrating efficacy with statistical significance and acceptable safety in humans. The results of our current clinical trial and any future clinical trials may not meet the FDA, the EMA or other regulatory agencies’ requirements to approve the ELAD System for marketing under any specific indication, and these regulatory agencies may also determine that our manufacturing processes or facilities are insufficient to support approval. For example, the FDA had previously noted its view that preliminary clinical evidence available prior to our VTI-208 clinical trial did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Additionally, the negative results of VTI-208 may bias the FDA, EMA and other regulatory authorities against the ELAD System. As such, we may need to conduct more clinical trials than we currently anticipate and upgrade our manufacturing processes and facilities, which may require significant additional time and expense and which could delay or prevent approval. Furthermore, the timing of final FDA review and action varies greatly, but can take years in some cases and may involve the input of an FDA advisory committee of outside experts. Sales of the ELAD System in the United States may commence only when our BLA is approved. We have set a goal of filing the BLA nine months after we report top-line data for VTL 308. However, the BLA filing may take longer and may be more expensive than we currently expect. If we fail to obtain such regulatory approval in a timely manner, our commercialization of the ELAD System would be further delayed and our business would be harmed.

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
We are a clinical-stage company, and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $12.6 million for the three months ended March 31, 2017 and $41.0 million, $52.0 million and $47.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of March 31, 2017, we had an accumulated deficit of $256.5 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods, and we may need to raise additional capital.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2016, we had net operating loss, or NOL, carryforwards of approximately $168.5 million and $159.6 million, net of estimated limitations caused by certain ownership changes under Section 382 of the Internal Revenue Code, for federal and state income tax purposes, respectively. In general, under Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We believe our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo any further ownership changes, our ability to utilize NOLs could be further limited. Future changes in our stock ownership, some of which are outside of our control, could also result in additional ownership changes under Section 382. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. In addition, in 2013, California adopted a single factor, sales, for apportioning income and losses to the state. Although completely offset by our valuation allowance, we had recognized NOL carryforwards from 2013 through 2015 based on a multiple factor apportionment based on salaries, property and sales in the state. This position was based on prior court rulings supporting the use of the multiple factor apportionment. This ruling was overturned by the California Supreme Court in December 2015 and, in October 2016, the U.S. Supreme Court declined to hear the case. California has no regulations or guidance nor have there been any rulings addressing how a company with no sales should apportion losses to California. As most of our operations are in California, we intend to file our tax returns using a multiple factor apportionment until such time as California provides a ruling or guidance on such an apportionment. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability.

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
Our VTI-208 phase 3 randomized, controlled, open-label trial evaluating the ELAD System in subjects with AILD failed to meet the primary endpoint of overall survival through at least 91 days assessed using the Kaplan Meier statistical method. Our protocol for our new clinical trial in sAH, VTL-308, incorporates limits on subjects' age, MELD score and its three components. While the endpoints and populations for VTL-308 are derived from results of our prior studies, including the results of VTI-208, and based on medical literature, in none of those prior studies have we demonstrated a statistically significant effect on the population based on the endpoints prospectively described in the study plan. Our prior clinical trials of the ELAD System in AILD, of which sAH is a subset, did not demonstrate statistically significant improvement over standard of care in the primary endpoint of survival through at least study day ninety-one. Similarly, our prior clinical trials of the ELAD System in fulminant hepatic failure, or FHF, did not demonstrate statistically significant improvement in the primary endpoint of 28-day survival. The lack of statistical significance could be attributed to various factors, including the lack of power to demonstrate significance, the design of the studies or the lack of an ELAD System treatment benefit.

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
Regulatory authorities worldwide have adopted the standard that, to gain marketing approval, clinical trials should produce a result that has less than a 5% probability of being due to random variation. There is no assurance that our current or any of our possible future clinical trials will meet that standard. In addition, we have designed all of our clinical trials to be judged by a survival primary endpoint, which may be difficult to achieve for many reasons, including unanticipated survival rates of control subjects due to random variations, deficiencies in our exclusion and inclusion criteria, and the standard of care of the subjects, which may vary from site to site and country to country and is continuously evolving. For example, the FDA had expressed concern that the VTI-208 study may not have been adequately designed to provide convincing evidence of efficacy if there were significant differences in how the ELAD System subjects and controls were treated during the treatment period and after hospital discharge. VTL-308 will bear the same risk. Variations in length of hospital stay, rates of hospital re-admission, alcohol recidivism rates, nutritional support, and concomitant medications, which are not within our control, could significantly confound the study results and call into question whether any difference in survival is due to the ELAD System or to these factors. Moreover, evolution in the standard of care for the treatment of patients with acute forms of liver failure could make our trials difficult to enroll and interpret. For instance, the results of the Steroids or Pentoxifylline for Alcoholic Hepatitis, or STOPAH, study funded by the United Kingdom National Institute for Health Research failed to demonstrate any significant benefit in the primary analysis of overall survival for subjects treated with either steroids, pentoxifylline or a combination of the two at one, three or twelve months, as compared with placebo. Any of these factors, which are beyond our control, could materially and adversely affect the results of any of our phase 3 clinical trials and prevent us from gaining regulatory approval of our ELAD System therapy. In addition, even if the results of our clinical programs are positive, our inability to control or adequately account for these factors between treatment arms could cause the FDA or other regulatory authorities to determine that the results are not adequate, or must be reproduced in a confirmatory study, to support marketing approval.

The ELAD System treatment could result in significant clinical risks to the patient, including death.
The ELAD System therapy is targeted toward very sick patients who are likely to die if left untreated. Patients with liver failure resulting from acute hepatocellular insult quickly develop failure of other organs including lungs, kidney, brain, and blood coagulation systems. Patients who receive the ELAD System therapy may die due to other serious health problems even if the ELAD System is effective.
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
Human liver-derived C3A cells have been shown in animal studies to have the capacity to grow into a tumor mass under certain conditions. While it is possible that some VTL C3A cells could escape from the ELAD cartridges and cause tumors in patients or produce substances that could lead to the development of malignant tumors, it is expected within the natural medical history of this population of patients with chronic liver disease (whether caused by hepatitis B or alcohol) that a certain incidence of cancer will be reported. There was no evidence that the incidence or type of cancer was different between the ELAD and control group in the China study. There has been one reported cancer (rectal cancer) in VTI-208 in an ELAD-treated subject. Long term follow up of VTI-208, as required by the regulatory authorities, will provide more information. These or other adverse events, even those that are currently unforeseen, could significantly affect our development and commercialization efforts, cause the regulatory authorities to place our clinical trials on hold or to refuse to grant or maintain the marketing approval or result in withdrawal of the ELAD System from the market.

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

•	we may have difficulty in maintaining contact with subjects after treatment, preventing us from collecting the data required by our study protocol; and

•	final analysis of the data from our clinical trials may conclude that the ELAD System lacks sufficient clinical efficacy or presents unacceptable safety risks.
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
The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of the ELAD System is subject to extensive regulation by the FDA. In the U.S., the ELAD System is regulated by the FDA as a combination biologic and medical device. Before the ELAD System can be marketed in the U.S., we must submit and the FDA must approve a BLA. In addition, the device components of the ELAD System must be found acceptable as part of the BLA. The ELAD System is a novel therapy involving a combination biologic and medical device and the regulatory review process is complex, time-consuming and unpredictable. As a result, our development costs, timelines and approvals are not readily predictable.

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

•
we may be unable to demonstrate to the satisfaction of the FDA that the ELAD System is safe and effective for its proposed indications or that the ELAD System provides significant clinically relevant benefits or that the benefits outweigh the safety risks;

•
the results of our clinical trials may not meet the level of statistical significance required by the FDA for approval or may not support approval of a label that could command a price sufficient for us to be profitable;

•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA may not accept clinical data from trials which are conducted outside their jurisdiction;

•	the opportunity for bias in the clinical trials as a result of the open-label design may not be adequately handled and may cause our trial to fail;

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

We do not have, and may never obtain, the regulatory approvals we need to market our product.

In responding to a BLA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose a post-approval study and other commitments or reporting requirements or other restrictions on product commercialization, or may deny the application. The FDA has established performance goals for review of BLAs; however, the FDA is not required to complete its review within these time periods. The timing of final FDA review and action varies greatly, but can take years in some cases and may involve the input of an FDA advisory committee of outside experts. Sales of the product in the United States may commence only when the BLA is approved.

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any product in the United States or the EU. None of our product candidates have been determined to be safe and effective, and we have not submitted a BLA to the FDA or or the EU for any of our product candidates.

It is possible that the ELAD System will never be approved for marketing. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals, may adversely affect the successful commercialization of the ELAD System, may impose additional costs on us, may diminish any competitive advantages that we may attain, and adversely affect our receipt of revenues.
The FDA may or may not grant an accelerated or “Priority Review” to our BLA, if requested by us, and even if the FDA designates Priority Review for the ELAD System, that designation would not assure FDA approval and may not even lead to a faster regulatory review or approval process.
On the date the FDA receives the original BLA submission, a 60 calendar day filing review period starts. Afterwards, a ten-month standard BLA review clock begins, which means the FDA has an aggregate twelve months from its receipt of the original submission to take regulatory action. We may be eligible for Priority Review for our BLA submission if the FDA determines that the ELAD System, if approved, would provide a significant improvement in safety or effectiveness. The six-month Priority Review clock would begin at the conclusion of the 60 calendar day filing review period that starts on the date of FDA receipt of the original BLA submission. Therefore, if Priority Review is granted, the FDA has a total of eight months to take action on an application as opposed to the standard timeline of twelve months. We may request Priority Review if and when we submit a BLA. The FDA has broad discretion whether or not to grant Priority Review even if we believe our product is eligible. Moreover, even if a product is designated for Priority Review, such a designation does not assure a faster regulatory review process or confer any advantage with respect to FDA approval. Moreover, a designation of Priority Review or even a standard review from the FDA does not guarantee approval within the eight-month or twelve-month review period, respectively, or at any time thereafter. Accordingly, we cannot assure you that our BLA will be approved in a timely manner, or at all.
The regulatory approval processes of foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable.
Outside the U.S., our ability to market the ELAD System is contingent upon receiving marketing authorizations from appropriate regulatory authorities. If our clinical programs are successful, we currently anticipate submitting applications for marketing authorization to the EMA in the European Union. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country, and we may be unable to meet such requirements. If the regulatory authority is satisfied that adequate evidence of safety, efficacy, and quality has been presented, a marketing authorization should be granted. The foreign regulatory approval process involves all of the risks associated with FDA approval.
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

We rely on third parties for certain aspects of the manufacture of our clinical product supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of the ELAD System, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or if they encounter other manufacturing issues.

Although we currently have an operational San Diego manufacturing facility, we intend to continue to use third parties for certain parts of our production process during the commercialization period. Our anticipated manufacturing procedures expose us to a number of risks, including the following:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any manufacturers. This approval would require new testing and good manufacturing practices compliance inspections by FDA. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products.

•
Our third-party manufacturers might be unable to timely manufacture the components and custom materials and supplies used in the ELAD System and delivery of ELAD therapy, or to produce the quantity and quality required to meet our commercial needs.

•	Contract manufacturers may not be able to execute or comply with our manufacturing procedures and other logistical support requirements appropriately.

•
Our contract manufacturers may not perform as agreed, may not devote sufficient resources to us, or may not remain in the contract manufacturing business and alternative manufacturers that can meet our requirements may be difficult to identify and qualify on a timely basis, if at all.

•
Manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies to ensure strict compliance with current good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, and we would also be subject to the same ongoing periodic unannounced inspection. Any license to manufacture product candidates will be subject to continued regulatory review. Failure to meet such standards could result in the need to take corrective actions and even withdrawal of product from the market.

•
We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process, or in the manufacture of the custom materials used in the manufacture thereof.

•	Our third-party manufacturers could breach or terminate their agreement with us.

•	Our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields.

•
We do not yet have sufficient information to reliably estimate the cost of commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of the ELAD System.

•	Our manufacturers may experience manufacturing difficulties due to resource constraints and labor disputes, as well as natural or man-made disasters.
Each of these risks could delay or prevent the completion of clinical trials or the approval of our product by the FDA, result in higher costs, or adversely impact commercialization of the ELAD System. If our contract manufacturers are unable to successfully produce any of the ELAD System’s components or any related supplies for our clinical trials or commercialization, our clinical trials or our commercial efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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
It is very difficult to estimate the future commercial potential of the ELAD System due to factors such as changing standards of care, third-party payor reimbursement standards, ability of patients to meet co-payment amounts (if any), patient and physician preferences, the availability of competitive alternatives that may emerge, and indications for use (that may be based on, among other things, certain MELD scores, age ranges, or other factors). Further, the design of our VTL-308 clinical trial incorporates new limits on age, MELD score, creatinine, bilirubin and INR, thereby narrowing any potential future indication for use. If the ELAD System is approved for commercialization, these limitations may restrict the potential market size and opportunity for the ELAD System. For example, we have limited enrollment in the VTL-308 clinical trial to subjects within restrictions on subjects’ age, MELD score and the three components of the MELD score. If we extrapolate the number of subjects in VTI-208 with those characteristics to the overall estimated AILD population, then the AILD population, of which sAH is a subset, treatable by the ELAD System would be limited further, unless we are able to develop strategies to get patients into treatment before their MELD scores and some of the components of MELD rise above certain thresholds. Through our analysis of the proportion of sAH subjects from VTI-208 that had the characteristics targeted in VTL-308, we did observe that roughly 60% of VTI-208 subjects were under the age of 50, which is the age limit in VTL-308, and that 90% of subjects were under the age of 60. If the potential eligible patient population is lower than anticipated, our business, financial condition and results of operations could be significantly and negatively impacted.
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
The biotherapeutic and medical device industries are highly competitive, and we face potential competition from pharmaceutical, specialty pharmaceutical, medical device and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat liver failure, many companies, universities and research organizations are actively engaged in the discovery, research and development of potential therapies in this field. This includes entities engaged in research on cell-based approaches to liver failure.
It has been reported that an academic team in China is planning to initiate a Phase 1 clinical study of a human cell-based bioartificial liver support system in subjects with acute liver failure. Additionally, a number of companies have performed research work on various human hepatocyte cell lines, and several academic researchers and companies are actively pursuing animal research in this area. Companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes and may be in early stage clinical studies with pig-cell based systems designed for the treatment of liver failure. Other than noted above, we are not aware of other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure; however, it is possible that these trials are occurring without our knowledge, and that such a product may get to market much faster than we expect.

Liver dialysis systems are commercially available in the U.S. and Europe, and further development of albumin dialysis systems is ongoing. These systems rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. To our knowledge none of these non-cellular systems has shown an improvement in long-term survival among patients with liver failure. It has also been reported that a clinical trial in decompensated liver disease for a novel liver dialysis (non-bioartificial) system incorporating albumin dialysis along with a selective adsorption technology is being planned.
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
There is significant uncertainty surrounding the third-party coverage and reimbursement of novel and newly-approved therapies, particularly for indications for which there is no current effective treatment or the current standard of care is relatively inexpensive. Due to the novel nature of the ELAD System and the potential for it to offer therapeutic benefit after a single administration of continuous therapy lasting three to five days, we face additional uncertainty related to coverage and reimbursement. We will depend in large part on the availability of coverage and the establishment of adequate reimbursement levels for the ELAD System from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations. Although we believe that the single largest category of ELAD-appropriate patients are covered by private insurance, followed by Medicaid and then Medicare, this analysis is based on small numbers, may not be accurate and may change in the future.
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
We may commercialize the ELAD System in countries where the business, economic and political climates are very different from those of the U.S. We may not be aware of some of these issues, and it may be difficult for a U.S. company to overcome these issues and ultimately become profitable. For instance, we completed our Chinese pivotal clinical trial in 2007 and submitted our data to the China FDA, or CFDA, showing a statistically significant improvement in transplant-free survival among the ELAD System-treated subjects compared with control subjects. However, this application has been neither approved nor rejected and the timing and nature of any potential decision is highly uncertain. Moreover, currency controls are in effect in many foreign countries and could become much tighter in the future, which will hinder our ability to repatriate any profits or capital. These foreign countries may also favor businesses that are owned by nationals of those countries as opposed to foreign-owned businesses operating locally. As a small company, we may not have the resources to engage in the negotiation and time-consuming work needed to overcome some of these potential issues.
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
The United Kingdom held a referendum in June 2016 in which a majority of voters voted to exit the European Union, or Brexit. Negotiations are beginning to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union as well as other world trading partners. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including laws that could impact our clinical trials and our ability to obtain approval of our products or sell our products in the United Kingdom. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

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
Risks Related to Our Capital Requirements and Finances
To conserve capital, we may undertake workforce and cost reduction activities in the future. These activities may cause us to be unable to fully support and manage our operations.
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
We may need to raise substantial additional capital to:

•	complete clinical trials and related regulatory applications;

•	fund our operations;

•	commence and expand the commercialization of our products; and

•	further our research and development.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•
the cost and timing of our clinical development activities, in particular the rate of initiation of our clinical sites, the rate of enrollment of our clinical trials and the need for any additional clinical trials;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending litigation or any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no significant commitments or agreements relating to any of these types of transactions.
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

Efforts to remediate the control deficiencies that led to the material weakness discussed above were completed. However, the measures we have taken to date, or any measures we may take in the future, may not be sufficient to avoid potential future material weaknesses. In addition, an independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional significant deficiencies or material weaknesses may have been identified. If we are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, or identify any additional significant deficiencies or material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.
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
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $2.81 to $35.20, through April 30, 2017. Our announcement in 2015 that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on current and past clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.
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
In May 2015, we filed a shelf registration statement that permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co., or the ATM. In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million under the shelf registration statement. During the year ended December 31, 2016, we raised gross proceeds of $12.2 million pursuant to the ATM. In March 2017, we completed an additional follow-on public offering raising gross proceeds of $40.3 million from the sale of 10.1 million shares leaving $113.1 million available under the shelf registration statement, $62.8 million of which may be offered, issued and sold under the ATM.
In addition, we have filed registration statements on Form S-8 registering a total of 5,384,695 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements, the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. As of March 31, 2017, options to purchase 3,039,736 shares of our common stock were exercisable.
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
Our officers, directors and their affiliates collectively control approximately 27.6% of our outstanding common stock, and in particular, one stockholder and his affiliates control approximately 25.8% of our outstanding common stock as of March 31, 2017. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2017, we did not have any sales of unregistered securities.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.18	Standard Industrial/Commercial Multi-Tenant Lease between R.E. Hazard Contracting Company and the Registrant, dated May 5, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Database

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

VITAL THERAPIES, INC.

Date: May 9, 2017                    By:    /s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)