Form 10-Q
period 2017-06-30
VITAL THERAPIES INC
filed 2017-08-03
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36201

Vital Therapies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2358443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15010 Avenue of Science, Suite 200, San Diego, CA	92128
(Address of principal executive offices)	(Zip Code)
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
The number of shares of common stock outstanding as of the close of business on July 31, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	42,207,376

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$76,153	$59,991
Prepaid expenses and other current assets	1,910	1,472
Total current assets	78,063	61,463
Property and equipment, net	2,430	2,505
Other assets	182	58
Total assets	$80,675	$64,026
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,076	$780
Accrued expenses	6,147	4,656
Other current liabilities	69	44
Total current liabilities	7,292	5,480
Long-term liabilities	46	100
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at June 30, 2017 and December 31, 2016; 42,207,376 and 32,143,475 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4	3
Additional paid-in capital	342,127	302,185
Accumulated other comprehensive income	90	83
Accumulated deficit	(268,884)	(243,825)
Total stockholders’ equity	73,337	58,446
Total liabilities and stockholders’ equity	$80,675	$64,026
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$9,834	$6,858	$19,462	$13,715
General and administrative	2,715	2,688	5,774	5,487
Total operating expenses	12,549	9,546	25,236	19,202
Loss from operations	(12,549)	(9,546)	(25,236)	(19,202)
Other income (expense):
Interest income	169	75	266	135
Other income (expense), net	(27)	3	(39)	10
Total other income	142	78	227	145
Net loss	$(12,407)	$(9,468)	$(25,009)	$(19,057)

Net loss per share, basic and diluted	$(0.29)	$(0.30)	$(0.67)	$(0.62)

Weighted-average common shares outstanding, basic and diluted	42,207,376	31,247,069	37,452,655	30,905,079
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(12,407)	$(9,468)	$(25,009)	$(19,057)
Other comprehensive income:
Unrealized gain on available-for-sale cash equivalents	6	—	7	—
Total comprehensive loss	$(12,401)	$(9,468)	$(25,002)	$(19,057)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(25,009)	$(19,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	564	984
Stock-based compensation	2,419	2,007
Other	3	1
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(557)	(478)
Accounts payable	46	(360)
Accrued expenses	1,502	(1,797)
Other liabilities	(28)	(83)
Net cash used in operating activities	(21,060)	(18,783)
Cash flows from investing activities:
Purchases of property and equipment	(405)	(165)
Proceeds from sale of equipment	7	2
Change in restricted cash	—	294
Net cash (used in) provided by investing activities	(398)	131
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	37,679	8,823
Deferred financing costs	(60)	(20)
Proceeds from exercise of stock options	1	32
Net cash provided by financing activities	37,620	8,835
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net change in cash and cash equivalents	16,162	(9,818)
Cash and cash equivalents, beginning of period	59,991	83,416
Cash and cash equivalents, end of period	$76,153	$73,598

Supplemental disclosure of noncash investing and financing activities:
Stock offering costs included in liabilities	$150	$4
Purchases of property and equipment included in liabilities	$130	$36
Change in stock option early exercise repurchase liability	$—	$23
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
Unaudited Interim Financial Information
The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or any other future interim period or year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2017.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not recognized any impairment losses through June 30, 2017.
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
Effective in the first quarter of 2017, we began recognizing forfeitures as they occur (see "Recently Issued and/or Adopted Accounting Standards" below). In 2016 and earlier periods, stock-based compensation expense was recognized only for those awards that were ultimately expected to vest. Through 2016, we estimated forfeitures based on an analysis of our historical employee turnover. We revised the forfeiture estimate in subsequent periods if actual forfeitures differed from those estimates. Changes in estimated forfeitures, which were not material, impacted compensation cost in the period in which the change in estimate occurred.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2017 and December 31, 2016, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of June 30,
	2017	2016
Options to purchase common stock	6,068,395	4,804,663
Warrants to purchase common stock	240,620	250,539
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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” or ASU 2017-09. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We expect to adopt ASU 2017-09 for fiscal year 2018. The amendments will be applied on a prospective basis to any award modified on or after the adoption date. We are currently evaluating the impact that ASU 2017-09 will have on our consolidated financial statements.

3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	June 30, 2017	December 31, 2016
Manufacturing, clinical and laboratory equipment	$7,472	$7,325
Leasehold improvements	4,713	4,450
Office furniture and equipment	241	220
Construction in progress	151	111
	12,577	12,106
Less: accumulated depreciation and amortization	(10,147)	(9,601)
Total	$2,430	$2,505
Depreciation and amortization expense was $229,000 and $490,000 for the three months ended June 30, 2017 and 2016, respectively, and $564,000 and $984,000 for the six months ended June 30, 2017 and 2016, respectively.
Accrued Expenses
Accrued expenses consist of (in thousands):

	June 30, 2017	December 31, 2016
Accrued clinical and related costs	$3,967	$2,316
Accrued compensation and related taxes	1,997	2,154
Accrued other	183	186
Total	$6,147	$4,656
4. Commitments and Contingencies
Operating Leases
We lease office, manufacturing and research and development facilities and equipment under various non-cancellable operating lease agreements with expiration dates into 2022. In August 2016, we entered into amendments to extend certain leases for office and research and development space to January 2019. These amended leases do not include renewal options. In May 2017, we entered into a new lease extending the term of our existing manufacturing and research and development facility lease from June 2017 to June 2022. This lease includes a renewal option and requires the payment of our proportionate share of the facility’s operating expenses. Our facility leases generally provide for periodic rent increases and many contain escalation clauses.
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Total rent, property taxes and routine maintenance expense under our operating leases was $229,000 and $226,000 for the three months ended June 30, 2017 and 2016, respectively and $483,000 and $443,000 for the six months ended June 30, 2017 and 2016, respectively. Current and long-term deferred rent totaled $69,000 and $46,000 at June 30, 2017, and $44,000 and $99,000 at December 31, 2016, respectively.
Legal Proceedings
We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us, that we believe would materially affect our business, operating results, financial condition or cash flows. However, our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, we may be involved in various legal proceedings from time to time.

5. Fair Value
The following fair value hierarchy tables present information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$74,562	$74,562	$—	$—

	Fair Value Measurement at December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$57,715	$57,715	$—	$—
There were no liabilities measured at fair value on a recurring basis as of June 30, 2017 or as of December 31, 2016. The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature.
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
In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million under the shelf registration statement. During the year ended December 31, 2016, we raised gross proceeds of $12.2 million pursuant to the ATM selling 1.5 million shares of our common stock at a weighted average price of $7.90 per share. The net proceeds to us from the ATM were $11.7 million after deducting underwriter commissions of $366,000 and estimated offering expenses of $173,000. We did not sell any shares under the ATM during the six months ended June 30, 2017. In March 2017, we completed an additional follow-on public offering under the shelf registration statement raising gross proceeds of $40.3 million. Under this follow-on public offering, we sold 10.1 million shares of our common stock at a price of $4.00 per share. The net proceeds to us from the March 2017 follow-on offering were $37.5 million, after deducting underwriting discounts and commissions of $2.4 million and offering expenses of approximately $362,000.
At June 30, 2017, $113.1 million remains available for issuance and sale under the shelf registration statement, $62.8 million of which may be offered, issued and sold under the ATM.
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

Stock Reserved for Future Issuance
Shares reserved for future issuance at June 30, 2017 are as follows:

Number of Shares
Common stock options outstanding	6,068,395
Common stock options available for future grant	141,575
Common stock warrants	240,620
Total common shares reserved for future issuance	6,450,590
Stock Warrants
We issued warrants to purchase redeemable convertible preferred stock in connection with financing activities and for consulting services. In connection with the junior preferred stock financing in February 2012, all warrants to purchase preferred stock converted to common stock warrants. As of June 30, 2017 and December 31, 2016, warrants for 240,620 shares of common stock were outstanding and exercisable at an exercise price of $92.99 and expire in September 2019.
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
Pursuant to such provisions, the number of shares available for issuance under the 2014 Plan was increased by 1,200,000 shares effective April 16, 2017. Shares available for grant under the 2014 Plan totaled 141,575 shares as of June 30, 2017.
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
The 2012 Plan provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights, and performance awards to employees, directors, and consultants. Option grants under our 2012 Plan are exercisable immediately, subject to a repurchase right that lapses as the option vests. As of June 30, 2017, all options exercised under the 2012 Plan were vested. To date, we have not repurchased any shares related to early exercises.

The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	4,841,274	$7.78
Granted	1,356,426	$3.25
Exercised	(1,401)	$0.43
Forfeited or expired	(127,904)	$7.02
Outstanding as of June 30, 2017	6,068,395	$6.79	7.43	$979,132
Options vested and expected to vest as of June 30, 2017	5,922,129	$6.83	7.39	$979,132
Options exercisable as of June 30, 2017	3,316,639	$7.99	5.97	$979,132
Stock-Based Compensation Expense
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $2.30 and $5.81, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and to non-employees:

	Six Months Ended June 30,
	2017	2016
Employees:
Risk-free interest rate	1.5% - 1.7%	1.7%
Expected dividend yield	0%	0%
Expected volatility	83.4% - 85.4%	77.1% - 83.4%
Expected term of options (years)	5.9 - 6.1	6.0
Fair value of common stock	$3.20 - $5.05	$8.17 - $8.97
Non-employees:
Risk-free interest rate	1.0% - 1.9%	0.5% - 1.4%
Expected dividend yield	0%	0%
Expected volatility	72.1% - 83.9%	76.9% - 97.0%
Expected term of options (years)	1.0 - 4.5	0.5 - 5.5
Fair value of common stock	$2.90 - $4.00	$6.20 - $9.07
Total stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employees:
Research and development	$370	$407	$830	$799
General and administrative	779	568	1,566	1,099
Total	$1,149	$975	$2,396	$1,898
Non-employees:
Research and development	$7	$31	$23	$94
General and administrative	—	3	—	15
Total	$7	$34	$23	$109

As of June 30, 2017, there was $8.5 million and $184,000 of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, the expense to be recognized will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for employee and non-employee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 2.28 years and 2.59 years, respectively.
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
The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward-looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A—Risk Factors” and the differences may be material. These risk factors include, but are not limited to: the initiation, cost and timing of our clinical programs for the ELAD System; the timing of, and our ability to obtain and maintain regulatory approvals for the ELAD System; the performance of third parties in connection with the development of the ELAD System including, but not limited to, third parties involved in our clinical trials and third-party suppliers; our ability to reliably manufacture ELAD cartridges and ELAD bedside units in sufficient quantities and in compliance with regulatory requirements for clinical trials and commercialization; regulatory developments in the U.S. and foreign countries; our ability to obtain funding for our operations; and our ability to maintain effective internal control over financial reporting.
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
The ELAD System is currently being tested in a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate ELAD in subjects with sAH, referred to as VTL-308. VTL-308 is based on pre-specified and post-hoc analyses of our VTI-208 phase 3 clinical trial in alcohol-induced liver decompensation, or AILD, of which sAH is a subset. VTI-208 was completed in 2015. Although VTI-208 failed to reach either its primary or secondary endpoints, our pre-specified and post-hoc analyses identified criteria for a group of subjects in which favorable survival trends were observed. The inclusion and exclusion criteria for the VTL-308 trial are based on these findings. We expect to enroll at least 150 subjects in VTL-308 at up to 50 sites in the U.S. and Europe. As of August 2, 2017, we have enrolled 95 subjects in VTL-308 and have 49 clinical sites open for enrollment. We expect to report top-line data for VTL-308 around mid-2018, most likely in the third quarter. While the VTL-308 phase 3 clinical trial has been designed to show statistical significance based on a subset of pre-specified and post-hoc analyses of the VTI-208 trial, there can be no assurance that the data from the trial or that a single trial will be sufficient to support a marketing application in any country.
We have incurred net losses since inception of $268.9 million through June 30, 2017. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot accurately predict the timing or amount of future expenses, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.
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
Comparison of the Three Months Ended June 30, 2017 and 2016
The following table summarizes our operating expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change
	2017	2016	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$9,834	$6,858	$2,976	43%
General and administrative	2,715	2,688	27	1%
Total operating expenses	$12,549	$9,546	$3,003	31%
The $3.0 million increase in research and development expense during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 principally reflects a $2.7 million increase in costs related to the VTL-308 and prior clinical trials, primarily in higher costs for subjects, sites, manufacturing, enrollment support activities and consulting. As enrollment started in the second quarter of 2016, five subjects were enrolled in the VTI-308 clinical trial in the second quarter of 2016, while 25 subjects were enrolled in the second quarter of 2017. Costs also increased by $332,000 for activities to support a potential BLA submission in the future.

Total general and administrative expenses during the three months ended June 30, 2017 were substantially the same as for the three months ended June 30, 2016. The three months ended June 30, 2017 includes an increase in compensation expense of $343,000, including an increase in stock-based compensation costs of $207,000, offset by a decrease in legal fees of $228,000. The three months ended June 30, 2016 included legal fees associated with litigation that was dismissed in August 2016.
Comparison of the Six Months Ended June 30, 2017 and 2016
The following table summarizes our operating expenses for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Change
	2017	2016	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$19,462	$13,715	$5,747	42%
General and administrative	5,774	5,487	287	5%
Total operating expenses	$25,236	$19,202	$6,034	31%
The $5.7 million increase in research and development expense during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 principally reflects a $5.0 million increase in costs related to the VTL-308 and prior clinical trials, primarily in higher costs for subjects, sites, manufacturing, enrollment support activities and consulting. As enrollment started in the second quarter of 2016, five subjects were enrolled in the VTI-308 clinical trial in the first half of 2016, while 49 subjects were enrolled during the six months ended June 30, 2017. Costs also increased by $679,000 for activities to support a potential BLA submission in the future.
The $287,000 increase in general and administrative expense during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was largely the result of a $451,000 increase in stock-based compensation expense related to an increase in the number of stock options outstanding. This increase was partially offset by a decrease in legal fees of $225,000 in the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to the dismissal of securities litigation.
We do not expect our research and development costs will increase significantly for the remainder of 2017 relative to the first half of 2017, subject to the timing of subject enrollment in the VTL-308 clinical trial. We also expect general and administrative costs to remain relatively consistent with the first half of 2017.
Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $268.9 million through June 30, 2017. We believe we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file with the SEC. The shelf registration statement permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co.
Through June 30, 2017, we have raised gross proceeds of $74.8 million pursuant to follow-on offerings in 2015 and 2017 and gross proceeds of $12.2 million pursuant to the ATM in 2016 under the shelf registration statement. We did not sell any shares under the ATM during the six months ended June 30, 2017. At June 30, 2017, $113.1 million remains available under the shelf registration statement, $62.8 million of which may be offered, issued and sold under the ATM.
As of June 30, 2017, we had cash and cash equivalents of approximately $76.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of June 30, 2017, such funds were held in cash and money market funds.

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(21,060)	$(18,783)
Investing activities	(398)	131
Financing activities	37,620	8,835
Net cash used in operating activities
During the six months ended June 30, 2017, operating activities used $21.1 million of cash. The use of cash primarily related to our net loss of $25.0 million adjusted for non-cash charges of $2.4 million related to stock-based compensation, $564,000 related to depreciation and amortization and a $963,000 change in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2017 consisted primarily of an increase of $1.5 million in accrued expenses and accounts payable, partially offset by an increase of $557,000 in other current assets and prepaid expenses. The increase in accrued expenses and accounts payable was primarily attributable to the increase in the amounts due for our VTL-308 clinical trial partially offset by the payout of 2016 bonuses and the reduction in amounts due to clinical sites for our prior clinical trials. The increase in the current assets and prepaid expenses is related to an increase in our prepaid liability insurance.
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
Investing Activities
During the six months ended June 30, 2017, net investing activities used $398,000 of cash, primarily due to capital expenditures of $405,000 for facilities improvements and purchases of equipment for manufacturing and research and development.
During the six months ended June 30, 2016, net investing activities provided $131,000 of cash, including $294,000 from a decrease in restricted cash requirements relating to our clinical trials, partially offset by capital expenditures of $165,000 for facilities improvements and purchases of equipment for manufacturing and research and development.
Financing Activities
During the six months ended June 30, 2017, financing activities provided $37.7 million of cash related to net cash proceeds after underwriters' commissions and cash payments for offering costs from the follow-on offering completed in March 2017.
During the six months ended June 30, 2016, financing activities provided $8.8 million of cash, which included net proceeds of $8.8 million after underwriters' commissions and offering costs from the ATM offerings completed in the six months ended June 30, 2016.

Based on the structure and timing of the VTL-308 clinical trial, assuming limited BLA-related activities and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $76.2 million as of June 30, 2017 will be sufficient to fund our operations through the first quarter of 2019, past the expected announcement of topline data for the VTL-308 clinical trial, which we currently anticipate around mid-2018, most likely in the third quarter. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in our clinical trials, the timing of any possible filing of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs. To the extent we require additional funds in the future, we may raise funds pursuant to our shelf registration statement (including through the ATM), or we may seek to obtain additional funding through a combination of other equity or debt financings, government or other third-party financing, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements.
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
Off-Balance Sheet Arrangements
Through June 30, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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
During the first six months of 2017, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2017 for a more complete discussion of our critical accounting policies and estimates.
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
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09. ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover employee income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. Effective in the first quarter of 2017, we adopted the provisions of ASU 2016-09 to recognize forfeitures as they occur.
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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” or ASU 2017-09. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We expect to adopt ASU 2017-09 for fiscal year 2018. The amendments will be applied on a prospective basis to any award modified on or after the adoption date. We are currently evaluating the impact that ASU 2017-09 will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 7, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures during the six months ended June 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures during the six months ended June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us, that we believe would materially affect our business, operating results, financial condition or cash flows. Our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, we may be involved in various legal proceedings from time to time.
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
We are a clinical-stage company, and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $25.0 million for the six months ended June 30, 2017 and $41.0 million, $52.0 million and $47.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of June 30, 2017, we had an accumulated deficit of $268.9 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods, and we may need to raise additional capital.
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

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any product in the United States or the EU. None of our product candidates have been determined to be safe and effective, and we have not submitted a BLA to the FDA or the EU for any of our product candidates.

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
On the date the FDA receives the original BLA submission, a 60 calendar day filing review period starts. Afterwards, a ten-month standard BLA review clock begins, which means the FDA has an aggregate twelve months from its receipt of the original submission to take regulatory action. We may be eligible for Priority Review for our BLA submission if the FDA determines that the ELAD System, if approved, would provide a significant improvement in safety or effectiveness. A six-month Priority Review clock would begin at the conclusion of the 60 calendar day filing review period that starts on the date of FDA receipt of the original BLA submission. Therefore, if Priority Review is granted, the FDA has a total of eight months to take action on an application as opposed to the standard timeline of twelve months. We may request Priority Review if and when we submit a BLA. The FDA has broad discretion whether or not to grant Priority Review even if we believe our product is eligible. Moreover, even if a product is designated for Priority Review, such a designation does not assure a faster regulatory review process or confer any advantage with respect to FDA approval. Moreover, a designation of Priority Review or even a standard review from the FDA does not guarantee approval within the eight-month or twelve-month review period, respectively, or at any time thereafter. Accordingly, we cannot assure you that our BLA will be approved in a timely manner, or at all.
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
If any ELAD System product receives regulatory approval, we will be subject to significant ongoing regulation by the FDA and other regulatory authorities, including regulation of our manufacturing operations and any third-party manufacturing operations to ensure our compliance with applicable current Good Manufacturing Practices, or cGMP, and/or Quality System Regulation, or QSR, post-approval clinical data, adverse event reporting and complaint handling, and advertising and promotional activities. Failure to comply with regulatory requirements may subject us to sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, and refusal to approve pending product marketing applications.

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity or that they do not comply with regulatory standards and requirements. Misconduct or non-compliance by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate (1) FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, (2) quality standards, including Good Laboratory Practices, or GLP, Good Clinical Practice, or GCP, and cGMP, (3) federal and state healthcare fraud and abuse laws and regulations, (4) laws that require the reporting of true and accurate financial information and data, (5) securities laws and regulations or (6) the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. Sales, marketing and business arrangements in the healthcare industry are also subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. We may fail to identify and deter misconduct or non-compliance by employees and third parties, or the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of changes to or even the halt of our clinical trials or clinical manufacturing or civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
We rely on third party suppliers, and in many instances, a single third party supplier, for critical components of the ELAD System, and these suppliers could cease to manufacture the components, go out of business or otherwise not perform as anticipated.
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

•	Our third-party manufacturers could breach or terminate their agreement with us.

•	Our contract manufacturers may have unacceptable or inconsistent product quality, success rates and yields.

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
It is very difficult to estimate the future commercial potential of the ELAD System due to factors such as changing standards of care, third-party payor reimbursement standards, ability of patients to meet co-payment amounts (if any), patient and physician preferences, the availability of competitive alternatives that may emerge, and indications for use (that may be based on, among other things, certain MELD scores, age ranges, or other factors). Further, the design of our VTL-308 clinical trial incorporates limits on age, MELD score, creatinine, bilirubin and INR, thereby narrowing any potential future indication for use. If the ELAD System is approved for commercialization, these limitations may restrict the potential market size and opportunity for the ELAD System. For example, we have limited enrollment in the VTL-308 clinical trial to subjects within restrictions on subjects’ age, MELD score and the three components of the MELD score. If we extrapolate the number of subjects in VTI-208 with those characteristics to the overall estimated AILD population, then the AILD population, of which sAH is a subset, treatable by the ELAD System would be limited further, unless we are able to develop strategies to get patients into treatment before their MELD scores and some of the components of MELD rise above certain thresholds. Through our analysis of the proportion of sAH subjects from VTI-208 that had the characteristics targeted in VTL-308, we did observe that roughly 60% of VTI-208 subjects were under the age of 50, which is the age limit in VTL-308, and that 90% of subjects were under the age of 60. If the potential eligible patient population is lower than anticipated, our business, financial condition and results of operations could be significantly and negatively impacted.

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
Liver dialysis systems are commercially available in the U.S. and Europe, and further development of albumin dialysis systems is ongoing. These systems rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. To our knowledge none of these non-cellular systems has shown an improvement in long-term survival among patients with liver failure. It has also been reported that a clinical trial in decompensated liver disease for a novel liver dialysis (non-bioartificial) system incorporating albumin dialysis along with a selective adsorption technology has been initiated.
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
We hold a patent in the U.S. which claims a method of using C3A cells to treat a patient’s blood, which we believe covers the ELAD System therapy. In addition, we hold another U.S. patent with claims covering an extracorporeal device configuration, which we believe includes our ELAD System, independent of the cell-type used. Foreign counterparts of these patents have been issued in Australia, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, the Philippines and Taiwan and remain under review in certain jurisdictions, including but not limited to Europe, Brazil, Hong Kong, India and the Philippines. In addition to these two U.S. patents, we hold three additional patents in the U.S. However, the lifespan of any one patent is limited and each of these patents will ultimately expire, and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover the entire ELAD System or treatment. Furthermore, even if our patents are held to be valid and of broadly enforceable scope, third parties may find legitimate ways to compete with the ELAD System by inventing around our patents to avoid claims of patent infringement. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and Europe where we hope to commercialize the ELAD System have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively enforce our patents would likely have a harmful impact on our ability to commercialize the ELAD System in these jurisdictions.
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

We may remain an “emerging growth company” until as late as December 31, 2019 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), although we may cease to be an “emerging growth company” earlier under certain circumstances, including (i) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (ii) if our gross revenue exceeds $1 billion in any fiscal year.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the 2017 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
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
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $2.25 to $35.20, through July 31, 2017. Our announcement in 2015 that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on current and past clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.
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
In May 2015, we filed a shelf registration statement that permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co., or the ATM. In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million under the shelf registration statement. During the year ended December 31, 2016, we raised gross proceeds of $12.2 million pursuant to the ATM. In March 2017, we completed an additional follow-on public offering raising gross proceeds of $40.3 million leaving $113.1 million available under the shelf registration statement, $62.8 million of which may be offered, issued and sold under the ATM at June 30, 2017.
In addition, we have filed registration statements on Form S-8 registering a total of 6,584,695 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements, the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. As of June 30, 2017, options to purchase 3,316,639 shares of our common stock were exercisable.
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
Our officers, directors and their affiliates collectively control approximately 27.8% of our outstanding common stock, including one stockholder and his affiliates who control approximately 25.9% of our outstanding common stock, as of June 30, 2017. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2017, we did not have any sales of unregistered securities.
Item 5. Other Information

Compensatory Arrangements of Certain Officers

On July 12, 2017, the Compensation Committee of our board of directors approved an increase in the 2017 bonus targets (reflected as a percentage of base salary) from 40% to 50% for Duane D. Nash, M.D., J.D., our President, and from 35% to 45% for Robert A. Ashley, our Chief Technology Officer.

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

VITAL THERAPIES, INC.

Date: August 3, 2017                    By:    /s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)