Form 10-Q
period 2017-09-30
VITAL THERAPIES INC
filed 2017-10-25
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The number of shares of common stock outstanding as of the close of business on October 20, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	42,207,376

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$66,391	$59,991
Prepaid expenses and other current assets	1,569	1,472
Total current assets	67,960	61,463
Property and equipment, net	2,272	2,505
Other assets	126	58
Total assets	$70,358	$64,026
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$981	$780
Accrued expenses	7,167	4,656
Other current liabilities	86	44
Total current liabilities	8,234	5,480
Long-term liabilities	46	100
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at September 30, 2017 and December 31, 2016; 42,207,376 and 32,143,475 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	3
Additional paid-in capital	343,351	302,185
Accumulated other comprehensive income	88	83
Accumulated deficit	(281,365)	(243,825)
Total stockholders’ equity	62,078	58,446
Total liabilities and stockholders’ equity	$70,358	$64,026
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$9,689	$7,469	$29,151	$21,184
General and administrative	2,950	2,770	8,724	8,257
Total operating expenses	12,639	10,239	37,875	29,441
Loss from operations	(12,639)	(10,239)	(37,875)	(29,441)
Other income (expense):
Interest income	187	79	453	214
Other income (expense), net	(29)	(18)	(68)	(8)
Total other income	158	61	385	206
Net loss	$(12,481)	$(10,178)	$(37,490)	$(29,235)

Net loss per share, basic and diluted	$(0.30)	$(0.32)	$(0.96)	$(0.94)

Weighted-average common shares outstanding, basic and diluted	42,207,376	31,645,838	39,054,978	31,153,801
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(12,481)	$(10,178)	$(37,490)	$(29,235)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale cash equivalents	(3)	—	4	—
Foreign currency translation	1	—	1	—
Total comprehensive loss	$(12,483)	$(10,178)	$(37,485)	$(29,235)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(37,490)	$(29,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780	1,404
Stock-based compensation	3,643	3,391
Other	3	—
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(125)	(144)
Accounts payable	211	(120)
Accrued expenses	2,512	(1,890)
Other liabilities	(11)	(78)
Net cash used in operating activities	(30,477)	(26,672)
Cash flows from investing activities:
Purchases of property and equipment	(574)	(437)
Proceeds from sale of equipment	7	2
Change in restricted cash	—	515
Net cash (used in) provided by investing activities	(567)	80
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	37,529	11,249
Deferred financing costs	(86)	(15)
Proceeds from exercise of stock options	1	32
Net cash provided by financing activities	37,444	11,266
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Net change in cash and cash equivalents	6,400	(15,328)
Cash and cash equivalents, beginning of period	59,991	83,416
Cash and cash equivalents, end of period	$66,391	$68,088

Supplemental disclosure of noncash investing and financing activities:
Stock offering costs included in liabilities	$10	$25
Purchases of property and equipment included in liabilities	$21	$92
Change in stock option early exercise repurchase liability	$—	$23
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
We are a biotherapeutic company focused on developing a cell-based therapy targeting the treatment of acute forms of liver failure. Our product candidate, the ELAD® System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to regenerate to a healthy state, or to stabilize the patient until transplant. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not recognized revenues from our planned principal operations. In August 2015, we reported that our VTI-208 phase 3 clinical trial of ELAD primarily in severe alcoholic hepatitis, or sAH, failed to reach its primary or secondary endpoints, although medically pertinent pre-specified subsets based on age and disease severity did show trends toward efficacy. We are currently enrolling subjects in our new phase 3 clinical trial of ELAD, known as VTL-308, in severe alcoholic hepatitis based on our analysis of the results of the VTI-208 clinical trial. Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties including the failure of our clinical trial to meet its endpoint, failure to obtain regulatory approval to commercialize ELAD and failure to secure adequate funding to complete the clinical testing, development and commercialization of ELAD.
Unaudited Interim Financial Information
The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or any other future interim period or year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2017.
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
The carrying value of cash and cash equivalents, other current assets and prepaid expenses, accounts payable and accrued expenses approximates fair value due to the short period of time to maturity.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not recognized any impairment losses through September 30, 2017.
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
Expected Term
The expected term represents the period of time that options are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have determined the expected life assumption for employee and director stock options using the comparable average expected term utilizing those companies in the peer group as noted above. For consultant stock options, we estimate the expected term based on the period we expect each consultant to provide services to us.

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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income has been reflected as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheets.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2017 and December 31, 2016, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of September 30,
	2017	2016
Options to purchase common stock	6,071,707	4,847,744
Warrants to purchase common stock	240,620	250,539
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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” or ASU 2017-09. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We expect to adopt ASU 2017-09 for fiscal year 2018. The amendments will be applied on a prospective basis to any award modified on or after the adoption date. We do not expect ASU 2017-09 to have a significant impact on our consolidated financial statements at the time of adoption.

3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	September 30, 2017	December 31, 2016
Manufacturing, clinical and laboratory equipment	$7,491	$7,325
Leasehold improvements	4,723	4,450
Office furniture and equipment	246	220
Construction in progress	165	111
	12,625	12,106
Less: accumulated depreciation and amortization	(10,353)	(9,601)
Total	$2,272	$2,505
Depreciation and amortization expense was $216,000 and $420,000 for the three months ended September 30, 2017 and 2016, respectively, and $780,000 and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively.
Accrued Expenses
Accrued expenses consist of (in thousands):

	September 30, 2017	December 31, 2016
Accrued clinical and related costs	$4,556	$2,316
Accrued compensation and related taxes	2,381	2,154
Accrued other	230	186
Total	$7,167	$4,656
4. Commitments and Contingencies
Operating Leases
We lease office, manufacturing and research and development facilities and equipment under various non-cancellable operating lease agreements with expiration dates into 2022. In August 2016, we entered into amendments to extend certain leases for office and research and development space to January 2019. These amended leases do not include renewal options. Our facility leases generally provide for periodic rent increases and many contain escalation clauses. In May 2017, we entered into a new lease, or the Lease, extending the term of our existing manufacturing and research and development facility lease from June 2017 to June 2022. The Lease includes a renewal option and requires the payment of our proportionate share of the facility’s operating expenses. Future minimum annual obligations under all non-cancellable operating lease commitments including the Lease at September 30, 2017 were (in thousands):

Operating Lease Obligations
Three months ending December 31, 2017	$223
2018	1,051
2019	467
2020	387
2021	434
Thereafter	222
Total	$2,784
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Total rent, property taxes and routine maintenance expense under our operating leases was $253,000 and $208,000 for the three months ended September 30, 2017 and 2016, respectively and $736,000 and $655,000 for the nine months ended September 30, 2017 and 2016, respectively. Current and long-term deferred rent totaled $86,000 and $46,000 at September 30, 2017, and $44,000 and $99,000 at December 31, 2016, respectively.
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
5. Fair Value
The following fair value hierarchy tables present information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 30, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$64,247	$64,247	$—	$—

	Fair Value Measurement at December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$57,715	$57,715	$—	$—
There were no liabilities measured at fair value on a recurring basis as of September 30, 2017 or as of December 31, 2016. The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature.
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
In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million under the shelf registration statement. During the year ended December 31, 2016, we raised gross proceeds of $12.2 million pursuant to the ATM selling 1.5 million shares of our common stock at a weighted average price of $7.90 per share. The net proceeds to us from the ATM were $11.7 million after deducting underwriter commissions of $366,000 and estimated offering expenses of $173,000. We did not sell any shares under the ATM during the nine months ended September 30, 2017. In March 2017, we completed an additional follow-on public offering under the shelf registration statement raising gross proceeds of $40.3 million. Under this follow-on public offering, we sold 10.1 million shares of our common stock at a price of $4.00 per share. The net proceeds to us from the March 2017 follow-on offering were $37.5 million, after deducting underwriting discounts and commissions of $2.4 million and offering expenses of approximately $362,000.
At September 30, 2017, $113.1 million remains available for issuance and sale under the shelf registration statement, $62.8 million of which may be offered, issued and sold under the ATM.
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
Stock Reserved for Future Issuance
Shares reserved for future issuance at September 30, 2017 are as follows:

Number of Shares
Common stock options outstanding	6,071,707
Common stock options available for future grant	388,263
Common stock warrants	240,620
Total common shares reserved for future issuance	6,700,590
Stock Warrants
We issued warrants to purchase redeemable convertible preferred stock in connection with financing activities and for consulting services. In connection with the junior preferred stock financing in February 2012, all warrants to purchase preferred stock converted to common stock warrants. As of September 30, 2017 and December 31, 2016, warrants for 240,620 shares of common stock were outstanding and exercisable at an exercise price of $92.99 and expire in September 2019.
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
Pursuant to such provisions, the number of shares available for issuance under the 2014 Plan was increased by 1,200,000 shares effective April 16, 2017. Shares available for grant under the 2014 Plan totaled 138,263 shares as of September 30, 2017.
In September 2017, our board of directors approved the 2017 Inducement Equity Incentive Plan, or the Inducement Plan, which has terms and conditions substantially similar to our 2014 Plan. Under the Inducement Plan, 250,000 shares of our common stock were reserved to be used exclusively for grants to individuals who were not previously our employees or directors, as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. As of September 30, 2017, we had not made any grants under the Inducement Plan.
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
The 2012 Plan provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights, and performance awards to employees, directors, and consultants. Option grants under our 2012 Plan are exercisable immediately, subject to a repurchase right that lapses as the option vests. As of September 30, 2017, all options exercised under the 2012 Plan have vested. To date, we have not repurchased any shares related to early exercises.
The following table summarizes stock option activity under the 2012 and 2014 Plans:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	4,841,274	$7.78
Granted	1,382,327	$3.24
Exercised	(1,401)	$0.43
Forfeited or expired	(150,493)	$7.51
Outstanding as of September 30, 2017	6,071,707	$6.76	7.19	$4,564,825
Options vested and expected to vest as of September 30, 2017	5,946,803	$6.80	7.15	$4,430,789
Options exercisable as of September 30, 2017	3,437,892	$7.95	5.84	$1,933,842

Stock-Based Compensation Expense
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $2.29 and $5.73, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and to non-employees:

	Nine Months Ended September 30,
	2017	2016
Employees:
Risk-free interest rate	1.5% - 1.9%	1.6% - 1.7%
Expected dividend yield	0%	0%
Expected volatility	82.6% - 85.4%	77.1% - 86.2%
Expected term of options (years)	5.9 - 6.1	6.0
Fair value of common stock	$2.75 - $5.05	$5.92 - $8.97
Non-employees:
Risk-free interest rate	1.0% - 1.9%	0.5% - 1.4%
Expected dividend yield	0%	0%
Expected volatility	71.6% - 83.9%	76.9% - 97.0%
Expected term of options (years)	0.8 - 4.5	0.2 - 5.5
Fair value of common stock	$2.90 - $5.05	$6.12 - $9.07
Total stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employees:
Research and development	$414	$492	$1,244	$1,291
General and administrative	777	835	2,343	1,934
Total	$1,191	$1,327	$3,587	$3,225
Non-employees:
Research and development	$33	$56	$56	$150
General and administrative	—	1	—	16
Total	$33	$57	$56	$166
As of September 30, 2017, there was $7.3 million and $440,000 of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, the expense to be recognized will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for employee and non-employee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 1.99 years and 2.39 years, respectively.
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
The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward-looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A—Risk Factors,” and the differences may be material. These risk factors include, but are not limited to: the cost and timing of our clinical programs for the ELAD System; the timing of, and our ability to obtain and maintain regulatory approvals for the ELAD System; the performance of third parties in connection with the development of the ELAD System including, but not limited to, third parties involved in our clinical trials and third-party suppliers; our ability to reliably manufacture ELAD cartridges and ELAD bedside units in sufficient quantities and in compliance with regulatory requirements for clinical trials and commercialization; the outcomes of clinical trials; regulatory developments in the U.S. and foreign countries; our ability to obtain funding for our operations; and our ability to maintain effective internal control over financial reporting.
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
Overview
We are a biotherapeutic company focused on developing a human hepatic cell-based treatment targeting acute forms of liver failure. Our product candidate, the ELAD® System, or ELAD, is an extracorporeal human allogeneic cellular liver therapy designed to allow the patient’s own liver to potentially regenerate to a healthy state or to stabilize the patient until transplant. The ELAD System is the only liver support system containing human liver-derived cells, in our case VTL C3A cells, to enter phase 3 clinical trials. We designed the ELAD System to supplement key aspects of normal liver function to improve patient survival. We estimate that at least 40,000 patients annually in the United States, or U.S., experience the acute forms of liver failure that may be addressed by the ELAD System, such as severe alcoholic hepatitis, or sAH, surgery-induced liver failure and fulminant hepatic failure, for a portion of which the ELAD System may be a life-saving therapy. Except for liver transplant, which is severely limited by the availability of organs and not available to many patients, the current standard of care for these acute forms of liver failure is primarily focused on the management of complications, which does not restore lost liver function and is associated with a high rate of mortality. The ELAD System has received orphan designation in the U.S. and Europe for the treatment of patients with acute liver failure. This designation provides tax credits for qualified clinical testing, seven years of market exclusivity in the U.S. and ten years of market exclusivity in Europe for the first orphan drug approved for a given indication. However, orphan designation does not alter the standard regulatory requirements or the process for obtaining marketing approval.
The ELAD System is currently being tested in a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate ELAD in subjects with sAH, referred to as VTL-308. VTL-308 is based on pre-specified and post-hoc analyses of our VTI-208 phase 3 clinical trial, which primarily enrolled subjects with sAH. VTI-208 was completed in 2015. Although VTI-208 failed to reach either its primary or secondary endpoints, our pre-specified and post-hoc analyses identified criteria for a group of subjects in which favorable survival trends were observed. The inclusion and exclusion criteria for the VTL-308 trial are based on these findings. We expect to enroll at least 150 subjects in VTL-308 at up to 50 sites in the U.S. and Europe. As of October 24, 2017, we have enrolled 118 subjects in VTL-308 and have 45 clinical sites open for enrollment. We expect to report top-line data for VTL-308 in the third quarter of 2018. While the VTL-308 phase 3 c linical trial has been designed to show statistical significance based on a subset of pre-specified and post-hoc analyses of the VTI-208 trial, there can be no assurance that the data from the trial or that a single trial will be sufficient to support a marketing application in any country.
We have incurred net losses since inception of $281.4 million through September 30, 2017. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot accurately predict the timing or amount of future expenses, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.
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
Comparison of the Three Months Ended September 30, 2017 and 2016
The following table summarizes our operating expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change
	2017	2016	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$9,689	$7,469	$2,220	30%
General and administrative	2,950	2,770	180	6%
Total operating expenses	$12,639	$10,239	$2,400	23%
The $2.2 million increase in research and development expense during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 principally reflects a $1.9 million increase in costs related to the VTL-308 and prior clinical trials, primarily in higher costs for subjects, sites, manufacturing, enrollment support activities and consulting. There were 12 subjects enrolled in the VTI-308 clinical trial in the third quarter of 2016, while 25 subjects were enrolled in the third quarter of 2017. Costs also increased by $383,000 for activities to support a potential BLA submission in the future.
Total general and administrative expenses during the three months ended September 30, 2017 increased by $180,000 as compared to the three months ended September 30, 2016. The increase primarily reflects an increase in recruiting costs in the 2017 period.
Comparison of the Nine Months Ended September 30, 2017 and 2016
The following table summarizes our operating expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Change
	2017	2016	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$29,151	$21,184	$7,967	38%
General and administrative	8,724	8,257	467	6%
Total operating expenses	$37,875	$29,441	$8,434	29%
The $8.0 million increase in research and development expense during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 principally reflects a $6.9 million increase in costs related to the VTL-308 and prior clinical trials, primarily in higher costs for subjects, sites, manufacturing, enrollment support activities and consulting. As enrollment started in the second quarter of 2016, 17 subjects were enrolled in the VTI-308 clinical trial in the nine months ended September 30, 2016, while 74 subjects were enrolled during the nine months ended September 30, 2017. Costs also increased by $1.1 million for activities to support a potential BLA submission in the future.

The $467,000 increase in general and administrative expense during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was largely the result of a $545,000 increase in compensation-related costs including a $393,000 increase in stock-based compensation expense reflecting an increase in the number of stock options outstanding. In addition, recruiting costs increased by $189,000 in the nine-month period ended September 30, 2017. These increases were partially offset by a decrease in legal fees of $291,000 in the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to the dismissal of securities litigation.
We do not expect our research and development costs will increase significantly for the remainder of 2017 relative to the first three quarters of 2017, subject to the timing of subject enrollment in the VTL-308 clinical trial. We also expect general and administrative costs to remain relatively consistent with the first three quarters of 2017.
Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $281.4 million through September 30, 2017. We believe we will need additional capital to fund our operations, which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file with the SEC. The shelf registration statement permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co.
Through September 30, 2017, we have raised gross proceeds of $74.8 million pursuant to follow-on offerings in 2015 and 2017 and gross proceeds of $12.2 million pursuant to the ATM in 2016 under the shelf registration statement. We did not sell any shares under the ATM during the nine months ended September 30, 2017. At September 30, 2017, $113.1 million remains available under the shelf registration statement, $62.8 million of which may be offered, issued and sold under the ATM.
As of September 30, 2017, we had cash and cash equivalents of approximately $66.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of September 30, 2017, such funds were held in cash and money market funds.
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(30,477)	$(26,672)
Investing activities	(567)	80
Financing activities	37,444	11,266
Net cash used in operating activities
During the nine months ended September 30, 2017, operating activities used $30.5 million of cash. The use of cash primarily related to our net loss of $37.5 million adjusted for non-cash charges of $3.6 million related to stock-based compensation and of $780,000 related to depreciation and amortization, and a $2.6 million change in our operating assets and liabilities. Changes in our operating assets and liabilities during the nine months ended September 30, 2017 consisted primarily of an increase of $2.7 million in accrued expenses and accounts payable, partially offset by an increase of $125,000 in other current assets and prepaid expenses. The increase in accrued expenses and accounts payable was primarily attributable to the increase in the amounts due for our VTL-308 clinical trial.

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
Investing Activities
During the nine months ended September 30, 2017, net investing activities used $567,000 of cash, primarily due to capital expenditures of $574,000 for facilities improvements and purchases of equipment for manufacturing and research and development.
During the nine months ended September 30, 2016, net investing activities provided $80,000 of cash, including $515,000 from a decrease in restricted cash requirements relating to our clinical trials and lease commitments, partially offset by capital expenditures of $437,000 for facilities improvements and purchases of equipment for manufacturing and research and development.
Financing Activities
During the nine months ended September 30, 2017, financing activities provided $37.4 million of cash primarily related to net cash proceeds after underwriters' commissions and cash payments for offering costs from the follow-on offering completed in March 2017.
During the nine months ended September 30, 2016, financing activities provided $11.3 million of cash, which included net proceeds of $11.2 million after underwriters' commissions and offering costs from the ATM offerings and the private placement completed in the nine months ended September 30, 2016.
Based on the structure and timing of the VTL-308 clinical trial, assuming limited BLA-related activities and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $66.4 million as of September 30, 2017 will be sufficient to fund our operations through the first quarter of 2019, past the expected announcement of topline data for the VTL-308 clinical trial, which we currently anticipate to be in the third quarter of 2018. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in our clinical trials, the timing of any possible filing of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs. To the extent we require additional funds in the future, we may raise funds pursuant to our shelf registration statement (including through the ATM), or we may seek to obtain additional funding through a combination of other equity or debt financings, government or other third-party financing, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements.
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
Off-Balance Sheet Arrangements
Through September 30, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Some of our most significant clinical trial expenditures are to investigative sites and to CROs. These agreements are cancellable by either party at any time upon written notice and do not have any cancellation penalties, but do obligate us to reimburse the providers for any time or costs incurred through the date of termination and to close out clinical sites. These items are not included in the table below. We lease office and manufacturing space in San Diego, California. The following table summarizes our contractual obligations at September 30, 2017 and the effect such obligations are expected to have on our cash flow in future periods:

	Payments Due by Period
	Total	Remainder of 2017	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$2,784	$223	$1,518	$821	$222
Purchase obligations	848	848	—	—	—
Total contractual obligations	$3,632	$1,071	$1,518	$821	$222
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
During the first nine months of 2017, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2017 for a more complete discussion of our critical accounting policies and estimates.

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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” or ASU 2017-09. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We expect to adopt ASU 2017-09 for fiscal year 2018. The amendments will be applied on a prospective basis to any award modified on or after the adoption date. We do not expect ASU 2017-09 to have a significant impact on our consolidated financial statements at the time of adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 7, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures during the nine months ended September 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures during the nine months ended September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The ELAD System is designed to improve survival rates of patients with certain forms of liver failure resulting from hepatocellular insult. The ELAD System is a novel product candidate whose safety, efficacy and other attributes have not been demonstrated in well-designed, large scale, clinical trials and are not fully understood. As a cell-based therapy, the ELAD System’s mechanism of action is complex, and we cannot be certain that our currently-targeted indication of severe alcoholic hepatitis, or sAH, in the U.S. and Europe, and viral hepatitis (predominantly hepatitis B) in China represent suitable applications for the ELAD System, or even ones where the ELAD System therapy can or will ultimately be shown to be safe and effective in well-designed phase 3 clinical trials necessary to support regulatory approval in any jurisdiction. For example, our VTI-208 phase 3 trial, primarily in subjects with sAH, failed to reach both its primary and secondary endpoints. Finally, even if the ELAD System is proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization will be successful. If the ELAD System fails at any stage in our clinical trials or at the marketing stage, our business and operating results and financial condition will be materially and adversely affected.
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
Therapies such as the ELAD System in the U.S. are paid for primarily by private and government insurance, although in some markets payment may be made by private individuals and their families. Reimbursement policies and decisions for medical products is a highly bureaucratic, politicized and regulated process that includes consideration of factors such as cost effectiveness and meaningful patient benefit. Government and third-party payors are under great pressure to reduce costs. Furthermore, there are no therapies approved to restore liver function and the lack of an established reimbursement structure introduces additional uncertainty with regard to reimbursement for the ELAD System. Although we commissioned a report in 2013 from pricing study and reimbursement specialists that concluded we should target a commercial price between $150,000 and $275,000 for ELAD therapy in the U.S., we do not know whether this price is achievable or sustainable. Further, this report was prepared prior to the failure of the VTI-208 clinical trial, the discontinuation of our VTI-210 and VTI-212 clinical trials and prior to the commencement of our VTL-308 phase 3 trial, all of which may result in a lower target commercial price if the report was recreated based on the additional information known to us. Although we do not expect to determine a target commercial price for ELAD therapy either within or outside of the U.S. until after completion of a successful clinical trial, we believe it may be difficult to sustain a commercial price outside of the U.S. at or above the commercial price in the U.S. In addition, we will have no control over the reimbursement or conditions that may be set by the government or private insurers, if any, assuming we are able to secure marketing approval for the ELAD System. In markets where payment will be made by private individuals and their families, such private payors may not be prepared to pay an acceptable price.
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
We are a clinical-stage company, and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $37.5 million for the nine months ended September 30, 2017 and $41.0 million, $52.0 million and $47.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of September 30, 2017, we had an accumulated deficit of $281.4 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, including costs related to a potential BLA submission, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods, and we may need to raise additional capital.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2016, we had net operating loss, or NOL, carryforwards of approximately $168.5 million and $159.6 million, net of estimated limitations caused by certain ownership changes under Section 382 of the Internal Revenue Code, for federal and state income tax purposes, respectively. In general, under Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and its tax credit carryforwards. We believe our existing NOLs and tax credit carryforwards are subject to limitations arising from previous ownership changes, and if we undergo any further ownership changes, our ability to utilize NOLs and tax credit carryforwards could be further limited. Future changes in our stock ownership, some of which are outside of our control, could also result in additional ownership changes under Section 382. Furthermore, our ability to utilize NOLs and tax credit carryforwards of companies that we may acquire in the future may be subject to limitations. In addition, in 2013, California adopted a single factor, sales, for apportioning income and losses to the state. Although completely offset by our valuation allowance, we had recognized NOL carryforwards from 2013 through 2015 based on a multiple factor apportionment based on salaries, property and sales in the state. This position was based on prior court rulings supporting the use of the multiple factor apportionment. This ruling was overturned by the California Supreme Court in December 2015 and, in October 2016, the U.S. Supreme Court declined to hear the case. California has no regulations or guidance nor have there been any rulings addressing how a company with no sales should apportion losses to California. As most of our operations are in California, we intend to file our tax returns using a multiple factor apportionment until such time as California provides a ruling or guidance on such an apportionment. For these reasons, we may not be able to utilize a material portion of the NOLs and tax credit carryforwards, even if we attain profitability.

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
Our VTI-208 phase 3 randomized, controlled, open-label trial evaluating the ELAD System in subjects primarily with sAH failed to meet the primary endpoint of overall survival through at least 91 days assessed using the Kaplan Meier statistical method. Our protocol for our new clinical trial in sAH, VTL-308, incorporates limits on subjects' age, MELD score and its three components. While the endpoints and populations for VTL-308 are derived from results of our prior studies, including the results of VTI-208, and based on medical literature, in none of those prior studies have we demonstrated a statistically significant effect on the population based on the endpoints prospectively described in the study plan. Our prior clinical trials of the ELAD System in sAH, did not demonstrate statistically significant improvement over standard of care in the primary endpoint of survival through at least study day ninety-one. Similarly, our prior clinical trials of the ELAD System in fulminant hepatic failure, or FHF, did not demonstrate statistically significant improvement in the primary endpoint of 28-day survival. The lack of statistical significance could be attributed to various factors, including the lack of power to demonstrate significance, the design of the studies or the lack of an ELAD System treatment benefit.

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
On the date the FDA receives the original BLA submission, a 60 calendar day filing review period starts. Assuming the FDA accepts the submission for filing, a ten-month standard BLA review clock begins, which means the FDA has an aggregate twelve months from its receipt of the original submission to take regulatory action. We may be eligible for Priority Review for our BLA submission if the FDA determines that the ELAD System, if approved, would provide a significant improvement in safety or effectiveness. A six-month Priority Review clock would begin at the conclusion of the 60 calendar day filing review period that starts on the date of FDA receipt of the original BLA submission. Therefore, if Priority Review is granted, the FDA has a total of eight months to take action on an application as opposed to the standard timeline of twelve months. We may request Priority Review if and when we submit a BLA. The FDA has broad discretion whether or not to grant Priority Review even if we believe our product is eligible. Moreover, even if a product is designated for Priority Review, such a designation does not assure a faster regulatory review process or confer any advantage with respect to FDA approval. Moreover, a designation of Priority Review or even a standard review from the FDA does not guarantee approval within the eight-month or twelve-month review period, respectively, or at any time thereafter. Accordingly, we cannot assure you that our BLA will be approved in a timely manner, or at all.
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

The ELAD System bedside unit is based on a cardio-pulmonary bypass system that was replaced with an updated system, and regulatory authorities may not view the systems as interchangeable, which could cause regulatory approvals to be significantly delayed.
The ELAD System bedside unit was originally based exclusively on the Livanova (formerly Sorin) Stöckert Perfusion System S3 Double Head Pump Module, a medical device indicated for use during cardio-pulmonary bypass surgery. All or part of our early clinical trials were carried out using an ELAD System bedside unit based on Livanova’s S3 system. However, Livanova stopped selling the S3 system and replaced it with an updated S5 system. We carried out testing of an ELAD System bedside unit based on the S5 and we believe that the S3 and S5 systems are equivalent and interchangeable from a clinical and regulatory perspective. We have submitted information to both the U.S. and the European regulatory authorities to support equivalence. Both the S3 and S5 systems were used in our VTI-208 and VTI-210 clinical trials and both are being used in our VTL-308 clinical trial. There can be no assurance that regulatory authorities will continue to view the S3 and S5 systems interchangeably, or that Livanova will cooperate with us or provide us with the documentation necessary for inclusion in a BLA submission, if any, which would be required to obtain regulatory approval of our ELAD System. If regulatory authorities do not view the S3 and S5 systems as equivalent, or Livanova fails to provide the information necessary for inclusion in our regulatory filings, approval of our ELAD System may be significantly delayed or prevented. In addition, we have been notified that Livanova will only support its S3 systems through 2017. Accordingly, if our trial is successful, we would expect to commercialize ELAD with only the Livanova S5 system.
One of the ELAD System component suppliers was subject to an FDA consent decree, which could have forced us to find another supplier for this component.
One of the components of the ELAD System bedside unit is manufactured by Terumo Cardiovascular System, or Terumo. In March 2011, Terumo entered into a consent decree with the FDA which limited its ability to ship products from certain of its manufacturing facilities including the one that manufactures the component we use. We received notice from Terumo in June 2016 that all restrictions listed in the 2011 consent decree were lifted. If we had been unable to source the component we use from Terumo, we would have had to source the component from an alternative supplier. If Terumo or another component supplier has similar issues in the future, there is no guarantee that a qualified alternative supplier can be found that will agree to terms reasonably acceptable to us on a timely basis or at all.
Changes in any of the device components could affect our ability to complete our clinical trials and to obtain and maintain approval and commercialization efforts.
The device components of the ELAD System will be reviewed as part of any BLA for the ELAD System. If the manufacturers of those components make modifications, discontinue supplying or are unable to supply sufficient quantities of such components during our clinical testing or after any approval, or if we elect to change a component, we will need to perform validation testing and obtain FDA and other regulatory approval prior to using the modified or replacement component. For example, one of our suppliers of a key component in our manufacturing process is currently having an issue meeting all of their customer orders for the component. If we are unable to obtain sufficient quantities of the component on a timely basis, there could be a delay in enrollment in our clinical trial until additional supplies become available, or we would be required to validate an alternative component to use, which could delay our clinical trial and increase our costs. If the FDA or any other regulatory body fails to approve use of those modified or replacement devices or if we are unable to validate a replacement component, we would not be able to complete our clinical trials or, in the future, we might not be able to market or could have to suspend marketing of the ELAD System in certain jurisdictions.
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
Operations with human cells, even a stable, cell line such as the VTL C3A cells used in the ELAD System, can be subject to conditions and influences that we may not be able to control. Although our VTL C3A cells are stored at three separate locations in the U.S. and the U.K., it is possible that all three locations could be destroyed and we will lose all or a portion of our cell banks. It is also possible that the cells will simply cease to function. While we take precautions to prevent this from happening, the ELAD System employs new technologies and we could encounter unforeseen complications. To date, we have only produced the small number of the ELAD cartridges required to support our clinical trials. As we increase production to support commercial demand, we could experience significant scale-up issues, which may cause quality and cost problems. If we cannot produce the required number of the ELAD cartridges in a cost-effective manner, our business could be materially harmed.
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
Our limited operating history makes it difficult for us to predict our future commercialization efforts. A number of factors, over which we have limited or no control, may contribute to fluctuations in our financial results, such as:

•	delays in the receipt of necessary supplies needed for the manufacturing process;

•	our ability to recruit, train and retain sales, marketing, training and support personnel;

•	our inability to educate physicians about the ELAD System and drive the adoption of the ELAD System therapy for any approved indications;

•	performance of our targeted sales force in the U.S. and Europe and future partners in other markets;

•	results of clinical trials evaluating the ELAD System therapy;

•	positive or negative media coverage of the ELAD System or products of our competitors or our industry;

•	our ability to obtain further regulatory clearances or approvals, including for other indications;

•	delays in, or failure of, product and component deliveries by our subcontractors and suppliers;

•	changes in the length of the sales process;

•	changes in healthcare coverage and reimbursement policies;

•	customer response to the introduction of new product offerings; and

•	fluctuations in foreign currencies.
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
It is very difficult to estimate the future commercial potential of the ELAD System due to factors such as changing standards of care, third-party payor reimbursement standards, ability of patients to meet co-payment amounts (if any), patient and physician preferences, the availability of competitive alternatives that may emerge, and indications for use (that may be based on, among other things, certain MELD scores, age ranges, or other factors). Further, the design of our VTL-308 clinical trial incorporates limits on age, MELD score, creatinine, bilirubin and INR, thereby narrowing any potential future indication for use. If the ELAD System is approved for commercialization, these limitations may restrict the potential market size and opportunity for the ELAD System. For example, we have limited enrollment in the VTL-308 clinical trial to subjects within restrictions on subjects’ age, MELD score and the three components of the MELD score. If we extrapolate the number of subjects in VTI-208 with those characteristics to the overall estimated sAH population, then the population treatable by the ELAD System would be limited further, unless we are able to develop strategies to get patients into treatment before their MELD scores and some of the components of MELD rise above certain thresholds. Through our analysis of the proportion of sAH subjects from VTI-208 that had the characteristics targeted in VTL-308, we did observe that roughly 60% of VTI-208 subjects were under the age of 50, which is the age limit in VTL-308, and that 90% of subjects were under the age of 60. If the potential eligible patient population is lower than anticipated, our business, financial condition and results of operations could be significantly and negatively impacted.

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
The loss of the services of existing personnel, the failure to recruit additional key scientific, managerial, clinical, regulatory, operational and other personnel in a timely manner, and the loss of our employees to our competitors would harm our research and development programs and our business. We may experience difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
Furthermore, while we have entered into employment letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. It can be challenging to retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede our ability to identify and execute on our strategy.
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

It has been reported that an academic team in China has initiated a pilot clinical study of a human cell-based bioartificial liver support system in subjects with acute liver failure. Additionally, a number of companies have performed research work on various human hepatocyte cell lines, and several academic researchers and companies are actively pursuing animal research in this area. Companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes and may be in early stage clinical studies with pig-cell based systems designed for the treatment of liver failure. Other than noted above, we are not aware of other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure; however, it is possible that these trials are occurring without our knowledge, and that such a product may get to market much faster than we expect.
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
We are subject to income and other taxes in the U.S. and may be subject to income and other taxes in various other foreign jurisdictions. Significant planning is required in evaluating a worldwide provision for income and other taxes. During the ordinary course of business, there may be transactions for which the ultimate tax determination is uncertain. We may be subject to audit in various jurisdictions and such jurisdictions may assess additional income or other tax against us. Although we may believe our tax positions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material and adverse effect on our operating results or cash flows in the period or periods for which that determination is made.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings. The failure of the VTI-208 clinical trial to meet its primary or secondary endpoints, in addition to general market conditions, may make it very difficult for us to seek and obtain further financing from the capital markets on favorable terms, or at all. If we cannot raise additional capital, we may be required to delay, reduce or eliminate certain aspects of our operations, and could cause us and our independent registered public accounting firm to indicate that there may be substantial doubt about our ability to continue as a going concern.
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
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $2.25 to $35.20, through October 20, 2017. Our announcement in 2015 that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on current and past clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.
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
In May 2015, we filed a shelf registration statement that permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co., or the ATM. In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million under the shelf registration statement. During the year ended December 31, 2016, we raised gross proceeds of $12.2 million pursuant to the ATM. In March 2017, we completed an additional follow-on public offering raising gross proceeds of $40.3 million leaving $113.1 million available under the shelf registration statement, $62.8 million of which may be offered, issued and sold under the ATM at September 30, 2017.
In addition, we have filed registration statements on Form S-8 registering a total of 6,584,695 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements, the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. As of September 30, 2017, options to purchase 3,437,892 shares of our common stock were exercisable.
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
Our officers, directors and their affiliates collectively control approximately 28.4% of our outstanding common stock, including one stockholder and his affiliates who control approximately 26.4% of our outstanding common stock, as of September 30, 2017. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

We have broad discretion to use of proceeds from our public offerings for working capital and general corporate purposes and we may not use them effectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2017, we did not have any sales of unregistered securities.
Item 6. Exhibits

Exhibit Number	Exhibit Title

10.19*	2017 Inducement Equity Incentive Plan.

10.20*	U.S. Stock Option Agreement under 2017 Inducement Equity Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Database

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

VITAL THERAPIES, INC.

Date: October 25, 2017                    By:    /s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)