Form 10-K
period 2017-12-31
VITAL THERAPIES INC
filed 2018-03-13
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq Global Market, was approximately $88.3 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed to be affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
There were 42,368,864 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of February 28, 2018.

Vital Therapies, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017

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

PART I
Item 1. Business.
Overview
We are a clinical-stage biotechnology company focusing on the discovery, development and commercialization of cell-based therapies capable of transforming the management of life-threatening conditions. Our initial product candidate, the ELAD® System, or ELAD, is a human-cell-based, bio-artificial liver which is being developed to improve rates of survival among patients with acute forms of liver failure.
We believe that the ELAD System may improve rates of overall survival and transform the management of acute forms of liver failure. Therapy with ELAD consists of a single, up to five-day treatment session, during which a patient’s blood plasma is passed continuously through four cartridges containing approximately one pound of VTL C3A cells. These cells, which are grown by us from our proprietary cell banks, are human, liver-derived cells, which have been shown to retain a large number of the liver’s synthetic and metabolic functions. During therapy with the ELAD System, we believe that the VTL C3A cells may infuse the patient’s plasma with beneficial proteins, including growth factors, cell survival proteins, and anti-inflammatory proteins, and also remove certain harmful substances, such as endotoxin, all of which may better allow the patient’s own liver to recover and regenerate, thereby potentially improving patient survival. The ELAD System has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, and the European Commission, for the treatment of patients with acute liver failure, including alcoholic hepatitis.
In May 2016, we commenced our pivotal VTL-308 clinical study. This is a randomized and controlled study comparing the efficacy and safety of the ELAD System plus standard-of-care to standard-of-care alone in adults, under the age of 50 and without secondary organ failure, with liver failure from severe alcoholic hepatitis, or sAH. VTL-308 is designed to enroll at least 150 subjects, and the study’s primary endpoint is a Kaplan-Meier analysis of overall survival to be performed after the last subject to be enrolled has been followed for at least ninety days. The secondary endpoints are to evaluate the proportion of survivors at study days 28 and 91, as well as the proportion of subjects achieving a certain threshold of bilirubin reduction and surviving without transplant. As of March 12, 2018, 147 subjects have been enrolled in the VTL-308 study, and we expect to announce topline data in the third quarter of 2018. If the data is positive, these results are expected to form the basis for a marketing application to the FDA and other global health regulatory authorities for the approval of the ELAD System for the treatment of sAH. We anticipate performing follow-on studies in other acute forms of liver failure.
Results from a prior study, VTI-208, informed the design of the VTL-308 study and guided its focus on subjects under the age of 50 without secondary organ failure. The VTI-208 study enrolled 203 subjects between 2013 and 2015 with alcohol-induced liver decompensation, most of whom were experiencing liver failure as a result of sAH. In August 2015, we learned that the Kaplan-Meier analysis of overall survival was not statistically different between groups in the intention-to-treat, or ITT, population. However, in a pre-specified subset of 120 subjects with Model for End-stage Liver Disease, or MELD, scores <28, the Kaplan-Meier analysis of overall survival did approach statistical significance. A subject’s MELD score is a tool for characterizing the severity of liver disease and degree of secondary organ dysfunction, and also provides a prognosis for survival at 90 days. In another pre-specified exploratory analysis of 101 subjects with less than the median age of 46.9 years, the Kaplan-Meier analysis of overall survival also favored the ELAD-treated subjects.
Earlier studies, prior to VTI-208, were primarily designed to identify patient populations and clinical trial designs that were appropriate to pursue in pivotal clinical studies. Two randomized controlled trials (VTI-201 and VTI-206) were conducted primarily in U.S. subjects to help better define the population that would be appropriate for study in pivotal clinical trials. The outcomes of these studies suggested that subjects in whom alcohol was the predominant factor leading to their acute liver failure were a particularly suitable population for study in pivotal clinical trials.
Additionally, a 69-subject randomized, controlled clinical trial (VTIC-301) was performed at two hospital centers in Beijing, China, primarily in subjects with an acute form of liver failure caused by viral hepatitis B. Data showed a statistically significant improvement in transplant-free survival rates in the ELAD-treated group as compared with the control group, while data from a subset comprising the first 49 subjects in this clinical trial revealed a statistically significant difference in overall transplant-free survival.
In the United States, we estimate that at least 40,000 patients annually experience an acute form of liver failure that may be addressed by the ELAD System. These include liver failure from sAH, post-surgical liver failure, and fulminant hepatic failure. Except for liver transplant, which is severely limited by the availability of organs or not advisable for many patients under current guidelines, the current standard-of-care is primarily focused on the management of complications, which does not restore lost liver function and is associated with a high rate of mortality.
In addition to the ELAD System, we are also exploring the use of proteins produced by our VTL C3A cells to resuscitate donated livers prior to transplantation into patients as there is a need to increase the number and quality of livers available for transplant. Our pre-clinical research in this field is being done in collaboration with leading research centers in the U.S. and the UK.
We currently retain worldwide rights to the ELAD System free of royalties. If we receive marketing authorization for our products, we intend to establish targeted commercialization and marketing capabilities for our products in the United States and Europe by developing a sales force that would focus on academic medical centers and other centers of excellence treating liver failure. In the United States, for instance, we believe that the approximately 125 active liver transplant centers, as well as a few dozen other specialized liver centers, represent appropriate sites for the placement of the ELAD System. As such, we believe a small, targeted sales force could effectively cover these institutions and successfully commercialize our ELAD System, if approved. We believe a similar sized sales force would be appropriate for Europe. For commercialization of the ELAD System, if approved, outside of the United States and Europe, we may enter into collaborations or license agreements with strategic partners.
We are led by a team of executives and directors with significant experience in drug discovery, development and commercialization. Our Chief Executive Officer, or CEO, Russell J. Cox, joined us in January 2018 and has been responsible for developing, launching and selling products in the hospital market for Genentech, Scios Inc. (acquired by Johnson and Johnson in 2003), Tercica (acquired by Ipsen Group) and Jazz Pharmaceuticals plc. Other members of our management team have held senior positions at Baxter, Biogen, Bristol Myers Squibb, IDEC Pharmaceuticals and Medimmune. In addition, our Chairman, Faheem Hasnain, is the former CEO and President of Receptos, Inc., which was acquired by Celgene in 2015. Other members of our Board of Directors currently hold or have held leadership positions with Amgen, BioMarin Pharmaceutical, HeartWare and Medivation.
Our Strategy
Our vision is to become a leading global biotechnology company that discovers, develops and commercializes novel therapies capable of extending survival in patients suffering from acute forms of liver failure. We intend to utilize our product development and commercial execution strategies to achieve this vision. Key elements of our execution strategy are as follows:

•
Successfully complete the ELAD System’s clinical development in sAH subjects. For VTL-308, we expect to enroll at least 150 subjects in an event-driven clinical design at approximately 50 sites in the U.S. and Europe, and we expect to report top-line data for VTL-308 in the third quarter of 2018.

•
Obtain regulatory approval for the ELAD System in the U.S. and Europe. If our VTL-308 clinical trial is statistically and clinically successful, we plan to submit a Biologics License Application, or BLA, to the FDA and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA. An additional phase 3 trial may or may not be required for these approvals.

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

•
Pursue development of the ELAD System in therapeutic areas beyond sAH. If the ELAD System is approved for use in patients with sAH, we may pursue the ELAD System’s clinical development in viral hepatitis B, FHF, post-surgical liver failure and bridge-to-transplant.

•
Develop technical improvements and new applications. We plan to continue our development of the ELAD System with the incorporation of technical improvements to our ancillary delivery device, customized disposable sets, and cells. In addition, we plan to explore the development of next generation systems and other uses for VTL C3A cells, such as resuscitation of donated livers.

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
ELAD Mechanism of Action
While the mechanism(s) of action for the ELAD System have not been fully elucidated, several potential mechanisms have been modeled during in vitro studies as outlined below. More recently, ongoing work has related these in vitro results to clinical responses. For example, in 25 subjects (14 treated with ELAD and 11 control) from our VTI-208 study meeting VTL-308 criteria, three proteins produced by the VTL C3A cells (IL-1Ra, VEGF-A, sFas), that showed activity during our in vitro models, have also been shown to increase in VTI-208 subject plasma while on ELAD treatment as compared to control subjects. In contrast, other proteins (procalcitonin and ferritin, markers of inflammation and endothelin-1, a marker of endothelial dysfunction) have been shown to decrease in concentration during ELAD treatment as compared to control subjects, suggestive of a pharmacodynamic response to ELAD treatment consistent with the in vitro findings.
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

Liver Failure
The liver performs a wide variety of vital life functions including metabolic, regulatory, detoxification and synthetic activities. The primary liver cell, the hepatocyte, is believed to be responsible for approximately 500 or more specific biologic processes. In addition, the liver also serves as a reservoir for immune cells which clear the blood of pathogens. As a result, the liver’s failure to perform its normal role can have devastating or fatal consequences. Causes of liver failure are numerous, and the condition is typically described in terms of rapidity of onset. The two main categories are acute liver failure and chronic liver failure. In the U.S., according to the Centers for Disease Control and Prevention, chronic liver disease and cirrhosis represented the twelfth leading cause of death in 2015. In China, where viral hepatitis is endemic, liver and liver-related disease including liver cancer and hepatitis B represented the fifth leading cause of death in 2014.
Severe Alcoholic Hepatitis (sAH)
Alcoholic hepatitis arises when the cause of the acute liver decompensation appears to be directly related to excessive consumption of alcohol. Severe alcoholic hepatitis, or sAH, is defined as progressive inflammatory liver disease, leading to an acute form of alcohol-induced liver injury that occurs with the consumption of large amounts of alcohol in patients with relatively mild, underlying chronic alcoholic liver disease.

Various degrees of fibrosis and hepatitis are present in sAH patients. Those patients with characteristics of acute alcoholic hepatitis, or AAH, and a Maddrey Discriminant Function (a calculation used to predict the prognosis of alcoholic hepatitis) of ≥32 are deemed to have sAH. Other AAH patients (non-AAH Liver Disease) may have underlying chronic liver disease due to other etiologies, but the cause of their acute decompensation is considered to be related to excessive alcohol consumption. In sAH, there appears to be sufficient hepatocyte mass to allow hepatic regeneration and reversal of the decompensation. It can be discriminated from patients with end-stage liver disease by measurements of liver size using imaging techniques such as ultrasound or CT scan as they tend to present with enlarged livers, rather than with the shrunken livers characteristic of subjects with end-stage liver disease.
Treatment options for patients with sAH are limited. In particular sAH patients with a Maddrey Discriminant Function of >32 have a poor prognosis, with 90-day survival of around 50%. Regimens that have been used for at least the last 40 years, including corticosteroids, theophylline with corticosteroids, pentoxifylline and infliximab, have had no significant effect on the long-term survival of patients with sAH. Steroid use has been associated with an increased rate of infections, a frequent complication of liver failure. Other contraindications to steroid use in patients with sAH include active gastrointestinal bleeding, renal failure, acute pancreatitis, active tuberculosis, uncontrolled diabetes and psychosis. Subjects who do not respond to seven days of steroid therapy have a particularly dismal prognosis, with six-month survival rates of less than 25%. A major study of more than 1,100 subjects with a clinical diagnosis of sAH demonstrated a reduction in 28-day mortality in subjects administered steroids that did not reach statistical significance, with no improvement in survival at 90 days or one year. This study also revealed no survival benefit at any time point for pentoxifylline relative to placebo. Under current guidelines, transplantation is generally not recommended for subjects with sAH.
The Department of Health and Human Services in the U.S. estimates that for 2014 the number of hospital admissions related to sAH in the U.S. was approximately 102,000, with approximately 15,000 of these admissions identifying sAH as the primary diagnosis. In addition, approximately 323,000 hospital admissions occurred in 2014 related to alcoholic cirrhosis, alcohol liver damage not-otherwise-specified or alcoholic fatty liver, with approximately 50,000 hospital admissions identifying these conditions as the primary diagnosis. We believe that a subset of these patients have a form of non-sAH Liver Disease that may be treatable with the ELAD System. Incidence rates for both sAH and non-sAH Liver Disease appear to be similar in Europe.
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
Fulminant Hepatic Failure (FHF)
Another form of acute liver failure is fulminant hepatic failure, or FHF, a relatively rare condition characterized by a rapid deterioration of liver function with altered mental state and coagulopathy in individuals without known pre-existing liver disease. The most frequent causes include drug or toxin-induced liver injury, viral hepatitis, autoimmune disease and hypoperfusion. Two thousand cases of FHF are estimated to occur in the U.S. each year. The standard of care includes liver transplantation, and these patients get priority on the liver transplant list although they tend to progress very rapidly and may succumb to their disease before a suitable organ becomes available. We believe the ELAD System may provide these patients with a bridge-to-transplant, or potentially, recovery without transplantation.
Post-Surgical Liver Failure
Another form of acute liver failure can arise following surgical procedures. For example post-surgical liver failure can arise due to:

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

3.
Liver Cancer Resection. Primary liver cancer can sometimes be cured by resecting the cancerous part of the liver after which the remaining liver regenerates to full size. Currently, surgeons will typically only resect up to 50% of the liver in order to avoid death from liver failure. However, more extensive resections occasionally occur, and resection of smaller portions can also lead to liver failure. We believe the ELAD System may be able to support these patients while their liver regenerates and may also enable surgeons to perform larger tumor resections.

We estimate that the first two categories of post-surgical liver failure could account for several hundred patients a year in the U.S. However, it is estimated that there were over 15,000 liver resections performed in 2014 in the U.S.
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
Limitations of Currently Available Treatment Options for Acute Forms of Liver Failure
Given the liver’s complexity, there are no simple or widely effective medical solutions to acute forms of liver failure. The only long-term cure for acute liver failure is surgical transplantation. As published by the U.S. Department of Health and Human Services' Organ Procurement and Transplantation Network, there were 8,082 liver transplants performed in the U.S. in 2017. Also, according to a research report on the 2017 U.S. organ and tissue transplant cost estimates from Milliman, one of the world's largest providers of actuarial and related product services, the average billable charge for a liver transplant in 2017, including the one month before surgery and six months after surgery, was $812,500. There are approximately 14,000 patients currently on the transplant waiting list and approximately 1,200 patients die while waiting each year. Similarly, there are approximately 7,000 liver transplants performed per year in Europe. Outside of transplant, current therapy is defined by the treating facility and is mostly supportive and designed to manage the symptoms and complications associated with acute forms of liver failure.
Pharmaceuticals
N-acetylcysteine is approved by the FDA for the prevention of acute liver injury following the ingestion of toxic amounts of acetaminophen. Other treatments, including steroids and pentoxifylline, are often used off-label to manage symptoms associated with acute forms of liver failure, although steroids in particular have been shown to increase the risk of potentially fatal infections. Results from the Steroids or Pentoxifylline for Alcoholic Hepatitis study, or STOPAH, were presented at the American Association for the Study of Liver Disease, or AASLD, meeting in November 2014. STOPAH enrolled 1,103 subjects with sAH at 65 sites in the U.K., but failed to demonstrate any significant benefit in the primary analysis of overall survival for subjects treated with either steroids, pentoxifylline or a combination of the two at one, three or twelve months, as compared with placebo. In a secondary, multivariate analysis of the data, a small benefit was observed for those subjects taking steroids at one month, although this benefit was not seen in multivariate analyses at either three months or at twelve months. Despite the availability of these treatments, the one-year mortality rate for acute forms of liver failure remains above 50%. We are not aware of any mechanisms for pharmacologically addressing liver failure specifically or restoring lost liver function.
Liver Support Devices
Two commercially available liver dialysis systems, MARS from Baxter (formerly Gambro) and Prometheus from Fresenius, have undergone extensive clinical development. Another company, Hepa Wash GmbH has begun a limited market introduction of an albumin dialysis system in Europe, and HepaNet has introduced the OPAL system, an evolution of the MARS albumin dialysis system in Germany. All rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. To our knowledge none of these non-cellular systems has shown an improvement in long-term survival among patients with liver failure. It was also recently reported that a team from the Institute for Liver and Digestive Health, University College London and Yaqrit Ltd had initiated a clinical trial in decompensated liver disease for a novel liver dialysis (non-bioartificial) system to be known as YAQ-002 incorporating albumin dialysis along with selective adsorption technology. There are also reports of a human cell-based system under development in China, but the clinical status of this program has not been confirmed.
Clinical Experience with the ELAD System
The following table summarizes clinical trials using the current configuration of the ELAD System:

Trial	Date	Study Design	Indication(s)	Sites	Location(s)	Total Subjects Enrolled
VTL-308 (phase 3)	Commenced May 2016	Randomized, controlled	sAH	Around 50	U.S., Europe	Minimum of 150
VTI-208 (phase 3)	2013-2015	Randomized, controlled	Primarily sAH	59	U.S., Europe, Australia	203
VTI-210 (phase 3)	Commenced November 2014 and terminated August 2015	Randomized, controlled	sAH	46	U.S., Europe	18
VTI-212 (phase 2/3)	Commenced June 2014 and terminated August 2015	Single-arm in phase 2 component	FHF and post-surgical liver failure	19	U.S.	8
VTI-206 (phase 2b)	2009 – 2011	Randomized, controlled	AILD and other	26	U.S., Europe	62
Compassionate- use program	2008 – 2010	Single-arm	Various	8	U.S., U.K., Singapore, Saudi Arabia	18
VTI-201 (phase 2a)	2008 – 2009	Randomized, controlled	ACLF and other	6	U.S.	18
VTIC-301 (Pivotal)	2006 – 2007	Randomized, controlled	Various, primarily viral hepatitis	2	China	69
CR-202 (phase 2)	2001 – 2003	Randomized, controlled	FHF	8	U.S., U.K.	19
PS-0698 (phase 1)	1999 – 2000	Randomized, controlled	FHF	6	U.S., U.K.	25
The ELAD System’s Clinical Development in sAH
VTI-208
In August 2015, we announced that the VTI-208 clinical trial did not achieve its primary endpoint of overall survival through study day 91. In the extended follow-up of the VTI-208 subjects, referred to as VTI-208E, we have an additional twenty-nine months of survival data as of December 31, 2017. The year end 2017 survival data continues to support the August 2015 conclusions (N=203; Kaplan Meier: p-value 0.859, hazard ratio 1.031).

Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival at December 31, 2017

Survival probability (%)
100
90
80
70
60
50
40
30
20
10
0
0
300
600
900
1200
1500
Time (Days)
Control
ELAD

Seventy-two subjects remained in the VTI-208E extension study at December 31, 2017 and are being monitored annually for survival, transplant and cancer for up to five years.
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
The specific formula is as follows:
MELD = 3.78×ln[serum bilirubin (mg/dL)] + 11.2×ln[INR] + 9.57×ln[serum creatinine (mg/dL)] + 6.43
The MELD score has also been used to assess mortality risk in other types of liver dysfunction, including sAH. For example an sAH patient with a MELD score of 28 is projected to have a 54% chance of dying over a period of 90 days.
The pre-specified subgroup analysis of MELD, evaluated as a dichotomous variable of <28 and ≥28, identified two distinct populations with respect to ELAD treatment outcomes versus the control group: in subjects with lower MELD scores, treatment outcomes favored ELAD, and, in the similar population with higher MELD scores, outcomes shifted in favor of the control group. Data revealed clinically-meaningful differences as shown by p-value and hazard ratio, or HR, favoring ELAD in the primary endpoint of overall survival up to at least study day 91 in a large subset of subjects with MELD scores <28 (N=120; Kaplan Meier at December 31, 2017: p-value=0.101, HR 0.633). This was also observed in the secondary endpoint of proportion of survivors at study day 91 (N=120; survival: ELAD 80.4% versus control 65.2%, Pearson's chi-squared: p-value=0.068). For those subjects with MELD scores ≥28, the opposite outcome was observed in overall survival (N=83; Kaplan Meier at December 31, 2017: p-value=0.139, HR 1.471) and in the secondary endpoint of proportion of survivors at study day 91 (N=83; survival: ELAD 35.6% versus control 55.3%, Pearson's chi-squared: p-value=0.072).

Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival MELD <28 and >=28 at December 31, 2017
A more granular post-hoc analysis of MELD score parameters as compared to outcome revealed an important directional association between MELD scores and relative overall survival outcomes. These additional pre-specified and post-hoc analyses helped to discriminate the contribution of each of the individual MELD parameters (bilirubin, creatinine, and INR) on these dichotomized outcomes. Results indicate that higher creatinine and INR levels, reflective of kidney injury and coagulopathy, respectively, are the key drivers associated with less favorable ELAD treatment outcomes compared with controls. The reduced tolerance of subjects with evidence of acute kidney injury and coagulopathy appears to be due to an interventional effect of the extracorporeal administration of ELAD. The limits set in VTI-208 to control the impact of extracorporeal treatment on subjects with secondary organ dysfunction, which had been established based on these critical indicators from our prior datasets, have been set lower in VTL-308.
Although less pronounced than the impact of MELD scores on overall survival, subject age was also identified in a pre-specified subgroup analysis as a demographic factor found to influence study outcomes. In subjects with less than the median age of 46.9 years, the Kaplan-Meier analysis of overall survival favored ELAD (N=101; Kaplan Meier at December 31, 2017: p-value=0.141, HR 0.663). This was also observed in the secondary endpoint of proportion of survivors at study day 91 with ELAD survival of 81.4% versus control survival of 67.2% (Pearson's chi-squared: p-value=0.112). In those subjects with greater than the median age, the opposite outcome was observed in overall survival. This finding is consistent with the liver resection literature indicating that the liver’s capacity for regeneration diminishes with age. This effect appears to be somewhat exacerbated if there is evidence of acute kidney injury or coagulopathy.

Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival Age <46.9 and >=46.9 at December 31, 2017
VTI-210
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
VTL-308
Based on our pre-specified and post-hoc analyses of VTI-208 subsets, we initiated our new phase 3 clinical trial in sAH, referred to as VTL-308, in early 2016. VTL-308 is a phase 3 randomized, open-label, multicenter, controlled, pivotal study, designed to evaluate the ELAD System in subjects with sAH who meet criteria based on the data from the pre-specified and post-hoc analyses of the VTI-208 clinical trial.
The key changes from the VTI-208 clinical trial protocol include restrictions on subjects’ age, MELD score and the three components of the MELD score associated with kidney dysfunction (creatinine), blood clotting dysfunction (INR) and liver function (bilirubin). The VTL-308 inclusion criteria have been established to reflect the same study population as that enrolled in a subset of the VTI-208 population with baseline criteria including MELD <30, age <50, INR ≤2.5, creatinine <1.3mg/dL and serum total bilirubin ≥16mg/dL. When we apply the baseline criteria that we are using in the VTL-308 clinical trial to the subjects in the VTI-208 clinical trial on a post-hoc basis, the study would have reached a nominal p-value of <0.01 with respect to overall survival. These VTI-208 analyses provided the rationale for our current VTL-308 phase 3 clinical trial in sAH.
The Kaplan-Meier graph of this subset in VTI-208 as of December 31, 2017 is shown below. The hazard ratio is maintained below 0.4 and the significant separation between the survival of treated and control patients remains evident. Data from this post-hoc analysis indicated that there remains a statistically significant difference between treated and control subjects in the primary endpoint of overall survival in this population (N=60; Kaplan Meier at December 31, 2017: nominal p-value=0.018, HR 0.391). This was also observed in the secondary endpoint of proportion of survivors at study day 91 (N=60; survival: ELAD 93.1% versus control 61.3%, Pearson's chi-squared: nominal p-value=0.004). It should be noted that there remain relatively few subjects with four-year follow up data. No death was reported in either the treated or control groups during the twelve months ended December 31, 2017. As we continue to collect data, the shape of the curves will continue to change as the data mature and more subjects achieve the milestones. While there is no guarantee that VTL-308 will replicate this result, we believe these VTI-208 subset results are a sound basis to proceed with VTL-308.

Kaplan Meier Curve for VTI-208/VTI-208E Overall Survival MELD <30, Age <50, INR <=2.5, creatinine <1.3mg/dL and bilirubin >=16 mg/dL at December 31, 2017

Survival probability (%)
100
90
80
70
60
50
40
30
20
10
0
0
300
600
900
1200
1500
Time (Days)
Control
ELAD

The sample size for the VTL-308 study was defined by applying these criteria to the analysis of the primary endpoint of overall survival in the ITT population, and assuming: (1) that this prospectively-defined population behaves similarly to this subgroup of the VTI-208 study; (2) the use of a log-rank test (Kaplan Meier) comparing two survival curves with a two-sided significance level of 0.05; (3) exponential survival curves with proportional hazards; (4) uniform accrual with an accrual time of at least 720 days and a minimum follow-up time of 90 days; and (5) a drop-out rate of 10%. Based on these parameters, a sample size for VTL-308 of 75 subjects per each the ELAD-treated and control groups is consistent with power of at least 0.95 with estimated median survival times of 438 and 175 days, respectively.
In November 2015, we received written responses from the FDA to our Type C meeting request on the planned VTL-308 clinical trial. At the FDA's suggestion, we have incorporated an event-driven feature into the trial design consistent with the primary endpoint of overall survival. Under the modified design, enrollment will continue until at least 150 subjects have been enrolled and approximately 55 events are expected to have occurred by data lock, consistent with the event rate seen in the target subpopulation from VTI-208. In early 2018, independent statistical experts evaluated blinded event rate data from the VTL-308 study. These statisticians concluded that the blinded event rate observed in VLT-308 was consistent with the predicted event rate that was modeled in the trial’s original statistical plan. As a result, the statisticians recommended that we retain our original enrollment target of at least 150 subjects in order to achieve the expected number of 55 events.
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
The ELAD System’s Clinical Development in Acute Flare of Viral Hepatitis
VTIC-301
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
Sales, Marketing and Reimbursement
Following FDA and/or EMA approval, if any, we intend to launch the ELAD System commercially in the U.S. and Europe, respectively. We expect to direct our initial sales and marketing efforts at sites which have participated in our phase 3 clinical trials in the U.S. and Europe. Subsequently, we would expect to gradually expand our focus in the U.S. to approximately 100 liver-transplant centers, as well as to another 100 specialist intensive care centers with a similar penetration in Europe. We expect that our commercial infrastructure would be comprised of a targeted hospital sales force led by several experienced sales management personnel, an internal marketing and medical affairs staff, and a reimbursement support team. We currently intend to focus our initial commercial efforts on the U.S. and European markets, which we believe represent the largest and most readily addressable market opportunities for the ELAD System. In addition, we believe that Australia, China, Japan, India, other Asian markets, the Middle East, Brazil, and Africa represent significant opportunities because of the prevalence of liver disease in these geographies, and we intend to pursue the commercialization of the ELAD System in certain of these markets through collaborations.

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
Manufacturing and Supply
Our manufacturing facility is licensed as a drug and medical device manufacturer by the California Food and Drug Bureau. This facility was remodeled in 2014 in order to expand manufacturing capacity to support worldwide clinical trials and early marketing demands for the ELAD System. We intend to make additional modifications that we expect to complete prior to a preapproval inspection, if any.
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
All biopharmaceutical production activities must be conducted under cGMP, the standards established by the FDA for pharmaceutical and biologics production. Medical devices must be manufactured in accordance with pertinent device regulations. The equipment used in the manufacturing process is based on designs typically encountered in the production of other biotechnology products and has been customized to tailor their use to the ELAD System production. The ELAD cartridges and bedside units are tested according to the FDA’s and other applicable regulatory bodies’ standards before they can be released for use in humans. All device components shipped from us to our investigational sites are subject to quality control inspection.
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
Future Commercialization Opportunity
The VTL C3A cells which we grow in our facility produce large quantities of proteins and other cell products, such as albumin, alpha-fetoprotein, alpha-1 antichymotrypsin, alpha-1 antitrypsin, C3 complement, anti-thrombin 3, Factor V, Factor VII, fibrinogen, and transferrin. For example, we are exploring the use of proteins produced by our VTL C3A cells to resuscitate donated livers prior to transplantation in patients. In addition, many of these compounds have known or potential industrial and/or therapeutic applications. We have been exploring the potential commercialization of proteins and other C3A-produced compounds. However, to date, we have not yet identified any feasible opportunities.

Intellectual Property
We have a patent portfolio and substantial know-how relating to the ELAD System. Our patent portfolio includes patents with claims directed to our ELAD System, specific clonal cells and cell-lines derived from human liver-derived C3A cells, as well as methods of growing such cells. We are currently the owner of record of four issued U.S. patents and over a dozen issued or allowed foreign patents. Additionally, we are the owner of record of two pending Patent Corporation Treaty international applications and three pending U.S. patent applications, as well as numerous corresponding pending foreign applications. One granted U.S. patent claims a method of using C3A cells to treat a patient’s blood. The patent has a term that extends to 2027 and may possibly be extended further if the patent is determined to be eligible for patent term extension. Additionally, a second granted U.S. patent includes claims to an extracorporeal device configuration which is cell type independent and which we believe encompasses our ELAD System. The patent has a term that extends to 2025 and may possibly be extended further if the patent is determined to be eligible for patent term extension. Foreign counterparts of these patents have been issued in countries throughout the world, including, for example, in Australia, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Taiwan and the Philippines. Furthermore, related applications remain pending in certain other jurisdictions including, for example, Europe, Brazil, Hong Kong and India.
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
Our success will depend on our ability to obtain and maintain patent and other proprietary rights in commercially important technology, inventions and know-how related to our business, the validity and enforceability of our patents, and the continued confidentiality of our trade secrets as well as on our ability to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also expect to rely on continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.
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
There are reports of a human cell-based system under development in China, but the clinical status of this program has not been confirmed. Additionally, a number of companies have performed research work on various human hepatocyte cell lines, and several academic researchers and companies are actively pursuing animal research in this area. Companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes and may be in early stage clinical studies with pig-cell based systems designed for the treatment of liver failure. Other than noted above, we are not aware of other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure; however, it is possible that these trials are occurring without our knowledge, and that such a product may get to market much faster than we expect.
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
21st Century Cures Act
In December 2016, President Obama signed the 21st Century Cures Act, or Cures Act, into law. The Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act revises the United States Federal Food, Drug, and Cosmetic Act to streamline review of combination product applications and authorizes the FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.
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
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, or knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. Recently, the civil False Claims Act has been used to assert liability on the basis of kickbacks and improper referrals, improperly reported government pricing metrics such as Medicaid Best Price or Average Manufacturer Price, improper promotion of drugs or off-label uses not expressly approved by the FDA in a drug’s label, and misrepresentations with respect to the services rendered or items provided. The federal criminal false claims law prohibits, among other things, at any time knowingly and willingly making, or causing to be made, any false statement or representation of a material fact for use in determining rights to a benefit or payment under a federal healthcare program.
Many states also have statutes or regulations similar to the federal fraud and abuse laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor (e.g. private payors). Sanctions under federal, and state healthcare fraud and abuse laws may include, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare program, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of operations.
Additionally, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters. Many states have similar fraud and abuse statutes and regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, private payors. In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business.
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
Violations of some of these laws may result in substantial fines. These laws affect promotional activities by limiting the kinds of interactions we may have with hospitals, physicians or other potential purchasers or users of our products. Both the disclosure laws and gift bans will impose additional administrative and compliance burdens on us once and if we receive marketing approval of our product. Although we seek to structure our interactions in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how a law will be applied in specific circumstances. If an employee were to offer an inappropriate gift to a customer, we could be subject to a claim under an applicable state law. Similarly, if we fail to comply with a reporting requirement, we could be subject to penalties under applicable federal or state laws including, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. In addition to the federal and state disclosure and gift ban laws, certain countries outside of the U.S. have similarly enacted disclosure laws for which the company in its activities may be subjected to from time to time.
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

Other Regulations
We are also subject to numerous, federal, state, local and foreign laws and regulations relating to such matters as safe working conditions, manufacturing practices, fire hazard control, environmental protection and the disposal of hazardous and potentially hazardous substances and biological materials. We may incur significant costs to comply with such laws and their related regulations now or in the future. In addition, we are also subject to laws and regulations in foreign countries outside of the U.S. and Europe where we may seek to commercialize the ELAD System. In certain cases, these foreign laws and regulations may change at inopportune times and prevent the ELAD System’s timely commercialization. For example, several years after we submitted our 2007 regulatory package in China, we were notified of a then newly-enacted 2009 regulation which prohibits the ELAD System’s approval in China until it is first approved in the U.S. As such, we now do not expect regulatory consideration of approval in China until after approvals are received in the U.S. or Europe.
Research and Development
We recognized $39.3 million, $30.0 million and $39.8 million in research and development expenses in the years ended December 31, 2017, 2016 and 2015, respectively.
Geographic Information
During 2017, 2016 and 2015, substantially all of our long-lived assets were located within the U.S.
Financial Information about Segments
We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions. Please see Note 1, "Description of Business and Basis of Financial Statements" in the notes to the consolidated financial statements.
Employees
As of January 31, 2018, we had 97 employees, 14 of whom held Ph.D. or M.D. degrees. Of our employees, 52 were engaged in research and development, 27 in manufacturing and 18 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.
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
“Vital Therapies” and “ELAD” are registered trademarks of Vital Therapies, and the Vital Therapies logo is a trademark of Vital Therapies. Other service marks, trademarks, and tradenames referred to in this Annual Report are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We may remain an “emerging growth company” until as late as December 31, 2019 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), although we may cease to be an “emerging growth company” earlier under certain circumstances, including (i) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (ii) if our gross revenue exceeds $1.07 billion in any fiscal year. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” are intended to have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors.
Investing in shares of our common stock involves a high degree of risk. Before deciding to invest in our company or deciding to maintain or increase or decrease your investment, you should consider carefully the risks and uncertainties described below. The risks and uncertainties described below and in our other filings with the Securities and Exchange Commission, or SEC, are not the only ones we face. If one or more of the following risks are realized, our business, financial condition and results of operations and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
We have designed our current phase 3 clinical trial for the ELAD® System based on the results of pre-specified and post-hoc analyses of our VTI-208 trial; however, there is no assurance of success and the trial may fail. Since the ELAD System is currently our sole product candidate, failure of this new trial could result in failure of the company.
In August 2015, we announced that the ELAD System, our sole product candidate, failed to meet its primary and secondary endpoints in our VTI-208 phase 3 clinical trial. Following this announcement, we discontinued our VTI-210 and VTI-212 clinical trials and began a series of pre-specified and post-hoc analyses of the VTI-208 data to determine if there was a basis for continuing the development of the ELAD System. Based on these analyses, we prepared a preliminary protocol for a new clinical trial, VTL-308, incorporating changes based on clinically relevant trends we observed in subset data from the VTI-208 clinical trial, including limits on subjects' age, Model for End-stage Liver Disease, or MELD, score and the three components of MELD score associated with kidney dysfunction (creatinine), blood clotting dysfunction defined as international normalization ratio, or INR, and liver function (bilirubin). In November 2015, we received written responses from the U.S. Food and Drug Administration, or the FDA, to our Type C meeting request on the VTL-308 phase 3 clinical trial. At the FDA's suggestion, we have incorporated an event-driven feature into the trial design consistent with the primary endpoint of overall survival. Under the modified design, enrollment will continue until at least 150 subjects have been enrolled and 55 events are expected to have occurred by data lock, consistent with the event rate seen in the target subpopulation from VTI-208.
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
To date, we have expended significant time, resources and effort on the development of the ELAD System. The unfavorable VTI-208 outcome has caused a significant delay in our plans to commercialize the ELAD System. In order to complete the development of the ELAD System, we will need to complete one or more additional clinical trials that successfully demonstrate statistical significance in overall survival over a control group, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the U.S., from the European Medicines Agency, or EMA, in the European Economic Area, and from foreign regulatory authorities in other jurisdictions, obtain commercial manufacturing supply, build a commercial marketing organization or enter into a commercial marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. If we do not successfully complete the necessary clinical trials, do not have sufficient commercial manufacturing supply for the ELAD System, encounter additional difficulties in the development of the ELAD System due to any of the factors discussed in this “Risk Factors” section or otherwise, do not seek or receive regulatory approval or are unable to successfully commercialize the ELAD System, if approved, then we will not be able to continue our business in its current form, and we would need to undertake a review of the potential business alternatives discussed above.

We are a clinical-stage company with no approved products, which makes assessment of our future viability and performance difficult.
We are a clinical-stage company, and we have no products approved for commercial sale or revenues from the sale of products. Our operations to date have been limited to organizing, staffing and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidate, and engaging in research and development. Our most recent clinical trials failed to reach both their primary and secondary endpoints or were terminated. We have not yet demonstrated an ability to obtain regulatory approval, manufacture products on a commercial scale, or conduct the sales and marketing activities necessary for successful product commercialization. As a result, there is limited information about us for investors to use when assessing our future viability and our potential to successfully develop product candidates, conduct clinical trials, manufacture our products on a commercial scale, obtain regulatory approval and profitably commercialize any approved products. We will encounter risks and difficulties frequently experienced by early-stage biotherapeutic companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We are totally dependent upon the success of the ELAD System, our sole product candidate. If we are unable to obtain approval for the ELAD System and effectively commercialize the ELAD System for the treatment of patients in its currently targeted indications, our business would be significantly harmed.
The ELAD System is designed to improve survival rates of patients with certain forms of liver failure resulting from hepatocellular insult. The ELAD System is a novel product candidate whose safety, efficacy and other attributes have not been demonstrated in well-designed, large scale, clinical trials and are not fully understood. As a cell-based therapy, the ELAD System’s mechanism of action is complex, and we cannot be certain that our currently-targeted indications of severe alcoholic hepatitis, or sAH, in the U.S. and Europe, and viral hepatitis (predominantly hepatitis B) in China represent suitable applications for the ELAD System, or even ones where the ELAD System therapy can or will ultimately be shown to be safe and effective in well-designed phase 3 clinical trials necessary to support regulatory approval in any jurisdiction. For example, our VTI-208 phase 3 trial, primarily in subjects with sAH, failed to reach both its primary and secondary endpoints. Finally, even if the ELAD System is proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization will be successful. If the ELAD System fails at any stage in our clinical trials or at the marketing stage, our business and operating results and financial condition will be materially and adversely affected.
We cannot give any assurance that we will successfully complete the ELAD System’s clinical development, or that the ELAD System will receive regulatory approval in a timely fashion or at all.
We are subject to all of the uncertainties and complexities affecting a clinical-stage, combination product, biologic and medical device company. We have not successfully completed clinical development for any of the ELAD System’s potential indications in the U.S. or Europe where the ELAD System is regulated as a combination biologic and medical device, and as a combined somatic cell Advanced Therapy Medicinal Product, respectively. We initiated a new phase 3 clinical trial, referred to as VTL-308, designed to establish the safety and efficacy of the ELAD System and to support approval in the U.S. and Europe. This clinical trial is being performed in certain subjects with sAH. Any additional indications we elect to pursue will require the initiation and completion of additional phase 3 clinical trials demonstrating safety and efficacy for each such indication. For example, even prior to our VTI-208 clinical trial, the FDA had noted its view that preliminary clinical evidence did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Since then, our VTI-208 clinical trial failed to meet both its primary and secondary endpoints. There is no guarantee that any future clinical trials will be completed in a timely fashion or will succeed. Our ability to ultimately reach profitability is critically dependent on our future success in obtaining regulatory approval for the ELAD System. However, there is no assurance that any future clinical trials will be timely or successful, or that regulators will approve the ELAD System in a timely manner, or at all.

If we fail to obtain regulatory approval in the U.S. and Europe, our business would be harmed.
We require regulatory approval for each indication we are seeking before we can market and sell the ELAD System in a particular jurisdiction for such indication. To date, we have not applied for or received the regulatory approvals required for the commercial sale of the ELAD System for any indication in the U.S. or Europe. Our ability to obtain regulatory approval of the ELAD System depends on, among other things, the successful completion of phase 3 clinical trials, and the demonstration of efficacy with statistical significance and acceptable safety in humans. The results of our current clinical trial and any future clinical trials may not meet the FDA, the EMA or other regulatory agencies’ requirements to approve the ELAD System for marketing under any specific indication, and these regulatory agencies may also determine that our manufacturing processes or facilities are insufficient to support approval. For example, the FDA had previously noted its view that preliminary clinical evidence available prior to our VTI-208 clinical trial did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Additionally, the negative results of VTI-208 may bias the FDA, EMA and other regulatory authorities against the ELAD System. As such, we may need to conduct more clinical trials than we currently anticipate and upgrade our manufacturing processes and facilities, which may require significant additional time and expense and which could delay or prevent approval. Furthermore, the timing of final FDA review and action varies greatly, but can take years in some cases and may involve the input of an FDA advisory committee of outside experts. Sales of the ELAD System in the United States may commence only when our BLA is approved. We have set a goal of filing the BLA nine months after we report top-line data for VTL 308. However, the BLA filing may take longer and may be more expensive than we currently expect. If we fail to obtain such regulatory approval in a timely manner, our commercialization of the ELAD System would be further delayed and our business would be harmed.
If we are able to secure marketing approval, our commercial success will be determined by our ability to obtain acceptable pricing and reimbursement for the ELAD System.
Therapies such as the ELAD System in the U.S. are paid for primarily by private and government insurance, although in some markets payment may be made by private individuals and their families. Reimbursement policies and decisions for medical products is a highly bureaucratic, politicized and regulated process that includes consideration of factors such as cost effectiveness and meaningful patient benefit. Government and third-party payors are under great pressure to reduce costs. Furthermore, there are no therapies approved to restore liver function and the lack of an established reimbursement structure introduces additional uncertainty with regard to reimbursement for the ELAD System. Although we commissioned a report in 2013 from pricing study and reimbursement specialists that concluded we should target a commercial price between $150,000 and $275,000 for ELAD therapy in the U.S., we do not know whether this price is achievable or sustainable. Further, this report was prepared prior to the failure of the VTI-208 clinical trial, the discontinuation of our VTI-210 and VTI-212 clinical trials and prior to the commencement of our VTL-308 phase 3 trial, which may result in a lower target commercial price if the report is recreated based on the additional information now known to us. Although we do not expect to determine a target commercial price for ELAD therapy either within or outside of the U.S. until after the completion of a successful clinical trial, we believe it may be difficult to sustain a commercial price outside of the U.S. at or above the commercial price in the U.S. In addition, we will have no control over the reimbursement or conditions that may be set by the government or private insurers, if any, assuming we are able to secure marketing approval for the ELAD System. In markets where payment will be made by private individuals and their families, such private payors may not be prepared to pay an acceptable price.
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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of biologic products and medical devices. To achieve commercial success for the ELAD System, if and when we obtain marketing approval, we will need to establish a sales and marketing organization, and we are unable to predict how we will market the ELAD System. In the future, we expect to build a targeted sales, marketing, training and support infrastructure to market the ELAD System in the U.S. and Europe and to establish collaborations with third parties to market, distribute and support the ELAD System outside of the U.S. and Europe. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel and the personnel necessary to initially provide on-site device support and later device training to end-users is expensive and time consuming and could delay any product launch. If the commercial launch of the ELAD System is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, training and support personnel.
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
If we are unable to establish our own sales, marketing, distribution, training and support capabilities and instead enter into arrangements with third parties to perform these services, our product revenues, gross margins and our profitability, if any, are likely to be lower than if we were to market, sell and distribute the ELAD System ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute the ELAD System, or may be unable to do so on terms that are favorable to us. We will likely have little control over such third parties, and any of them may fail to devote the necessary resources and attention to commercialize the ELAD System effectively. If we do not establish sales, marketing, distribution, training and support capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing the ELAD System and achieving profitability, and our business would be harmed.
We have incurred losses since our inception and expect to incur significant losses in the foreseeable future and may never become profitable. Even if we ultimately achieve profitability, it may not be sustained, and we may require additional capital.
We are a clinical-stage company, and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $52.1 million, $41.0 million and $52.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $296.0 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, including costs related to a potential BLA submission, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. Even if we succeed in commercializing the ELAD System, we expect to continue to incur substantial research and development and other expenditures to develop and market additional potential product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods, and we may need to raise additional capital.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2017, we had net operating loss, or NOL, carryforwards of approximately $167.7 million and $200.8 million (prior to our adjustments for uncertain tax positions), net of estimated limitations caused by certain ownership changes under Section 382 of the Internal Revenue Code, for federal and state income tax purposes, respectively. In general, under Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and its tax credit carryforwards. We believe our existing NOLs and tax credit carryforwards are subject to limitations arising from previous ownership changes, and if we undergo any further ownership changes, our ability to utilize NOLs and tax credit carryforwards could be further limited. Future changes in our stock ownership, some of which are outside of our control, could also result in additional ownership changes under Section 382. Furthermore, our ability to utilize NOLs and tax credit carryforwards of companies that we may acquire in the future may be subject to limitations. In addition, in 2013, California adopted a single factor, sales, for apportioning income and losses to the state. Although completely offset by our valuation allowance, we had recognized NOL carryforwards from 2013 through 2017 based on a multiple factor apportionment based on salaries, property and sales in the state. This position was based on prior court rulings supporting the use of the multiple factor apportionment. This ruling was overturned by the California Supreme Court in December 2015, and, in October 2016, the U.S. Supreme Court declined to hear the case. California has no regulations or guidance nor have there been any rulings addressing how a company with no sales should apportion losses to California. As most of our operations are in California, we intend to file our tax returns using a multiple factor apportionment until such time as California provides a ruling or guidance on such an apportionment. For these reasons, we may not be able to utilize a material portion of the NOLs and tax credit carryforwards, even if we attain profitability.
We conduct business and file income tax returns in various tax jurisdictions. Our tax position could be adversely affected by several factors, many of which are outside of our control. For example, in the U.S., the recently enacted U.S. tax reform on December 22, 2017 commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which may have a negative impact on our business. In addition, it is possible that further changes to the U.S. tax code and the tax rules in the other jurisdictions could occur in the near future. Although we monitor these developments, it is not possible to assess to what extent changes may be implemented in the U.S. and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. Even though we maintain a full valuation allowance to offset our NOLs and tax credit carryforwards, changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, cash flows, effective tax rate, financial position and results of operations.
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
Our industry is characterized by frequent claims and litigation, including claims regarding patent or other intellectual property rights, as well as product liability. Following our announcement that the ELAD System, our sole product candidate, failed to meet its primary and secondary endpoints in our VTI-208 phase 3 clinical trial, we became the subject of a lawsuit alleging securities law violations. Although this litigation was dismissed, this type of litigation can be expensive and disruptive to normal business operations and divert management's attention, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to a lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Risks Related to the ELAD System’s Clinical Development
We have limited experience in conducting pivotal clinical trials used to support regulatory approval, and our prior clinical trials of the ELAD System did not demonstrate a statistically significant improvement in survival, the primary endpoint that is needed to support regulatory approval.
Our VTI-208 phase 3 randomized, controlled, open-label trial evaluating the ELAD System in subjects primarily with sAH failed to meet the primary endpoint of overall survival through at least 91 days assessed using the Kaplan Meier statistical method. Our protocol for our new clinical trial in sAH, VTL-308, incorporates limits on subjects' age, MELD score and its three components. While the endpoints and populations for VTL-308 are derived from results of our prior studies, including the results of VTI-208, and based on medical literature, in none of those prior studies have we demonstrated a statistically significant effect on the population based on the endpoints prospectively described in the study plan. Our prior clinical trials of the ELAD System in sAH did not demonstrate statistically significant improvement over standard of care in the primary endpoint of survival through at least study day ninety-one. Similarly, our prior clinical trials of the ELAD System in fulminant hepatic failure, or FHF, did not demonstrate statistically significant improvement in the primary endpoint of 28-day survival. The lack of statistical significance could be attributed to various factors, including the lack of power to demonstrate significance, the design of the studies or the lack of an ELAD System treatment benefit.
Any positive results from previous clinical trials may not be predictive of future results.
Any positive results from our prior clinical trials, including either statistical significance in some endpoints or trends towards statistical significance in other endpoints, should not be relied upon as evidence that our current or future clinical trials will necessarily succeed. While we believe that we have learned valuable lessons from the results of prior trials and have attempted to use these lessons to guide our design of VTL-308, there can be no guarantee that these lessons are correct or that we have effectively incorporated them into the design of VTL-308. For example, our primary endpoint in VTI-208 was based on the results of a subset of subjects in our VTI-206 clinical trial. Although that subset showed a trend toward increased survival up to at least study day ninety-one, it consisted of only 29 subjects. The FDA has noted its belief that this preliminary clinical evidence did not indicate that our product may demonstrate a substantial improvement over standard of care. We cannot provide any guarantee that our potential future clinical trials will provide statistically significant data sufficient to support regulatory approval.

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
Regulatory authorities worldwide have adopted the standard that, to gain marketing approval, clinical trials should produce a result that has less than a 5% probability of being due to random variation. There is no assurance that our current or any of our potential future clinical trials will meet that standard. In addition, we have designed all of our clinical trials to be judged by a survival primary endpoint, which may be difficult to achieve for many reasons, including unanticipated survival rates of control subjects due to random variations, deficiencies in our exclusion and inclusion criteria, and the standard of care of the subjects, which may vary from site to site and country to country and is continuously evolving. For example, the FDA had expressed concern that the VTI-208 study may not have been adequately designed to provide convincing evidence of efficacy if there were significant differences in how the ELAD System subjects and controls were treated during the treatment period and after hospital discharge. VTL-308 will bear the same risk. Variations in length of hospital stay, rates of hospital re-admission, alcohol recidivism rates, nutritional support, and concomitant medications, all of which are not within our control, could significantly confound the study results and call into question whether any difference in survival is due to the ELAD System or these factors.
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
Human liver-derived C3A cells have been shown in animal studies to have the capacity to grow into a tumor mass under certain conditions. While it is possible that some VTL C3A cells could escape from the ELAD cartridges and cause tumors in patients or produce substances that could lead to the development of malignant tumors, it is expected within the natural medical history of this population of patients with chronic liver disease (whether caused by hepatitis B or alcohol) that a certain incidence of cancer will be reported. There was no evidence that the incidence or type of cancer was different between the ELAD and control group in the China study. There have been two reported cancers (rectal cancer and squamous cell carcinoma) in VTI-208E in ELAD-treated subjects. Long term follow up of the subjects in the VTI-208, VTI-210, VTI-212 and VTL-308 clinical studies, as required by the regulatory authorities, is ongoing, and will provide more information. These or other adverse events, even those that are currently unforeseen, could significantly affect our development and commercialization efforts, cause the regulatory authorities to place our clinical trials on hold or to refuse to grant or maintain the marketing approval or result in withdrawal of the ELAD System from the market.
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
Clinical trials for the ELAD System require us to identify and enroll a large number of subjects that meet all of the entry criteria set forth in our protocols, including having the disease under investigation. We may not be able to enroll a sufficient number of subjects who meet our protocol requirements in a timely manner. Subject enrollment is affected by numerous factors, many of which fall outside of our control, including:

•	the size and nature of the subject population;

•	timeliness of contracting with clinical trial sites, and obtaining approval of the trial by the applicable institutional review boards, or IRBs, or ethics committees;

•	lack of a sufficient number of subjects who meet the enrollment criteria for our clinical trials;

•	perceived risks and benefits of the product candidate under study;

•	availability of competing therapies and clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;

•	scheduling conflicts with participating clinicians; and

•	proximity and availability of clinical trial sites and resources for prospective subjects.
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

•
regulators or clinical site ethics committees or IRBs may not approve, delay, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about subject safety;

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
If our clinical trials fail to provide evidence of safety and efficacy sufficient to satisfy the requirements of the regulatory authorities such as with VTI-208, the ELAD System will not be approved unless we are able to perform additional clinical trials showing such safety and efficacy. Delays in the completion of, or termination of, any clinical trial of the ELAD System may harm the future commercial prospects of the ELAD System, and our ability to generate revenues may be delayed or eliminated. In addition, any delay in completing our clinical trials increases our costs, slows down our development and approval process and delays or jeopardizes our ability to commercialize the ELAD System. These occurrences could harm our business, financial condition and prospects significantly.
Risks Related to Regulatory Matters
The FDA regulatory approval process is complex, time-consuming and inherently unpredictable. In addition, our negative VTI-208 data may adversely affect the attitude of regulatory authorities toward the development of the ELAD System.
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

•
the ELAD System may be subject to an FDA advisory committee review, which is triggered by an FDA request and is solely within the FDA’s discretion, which may result in unexpected delays or additional hurdles to approval;

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

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any product in the United States or Europe. None of our product candidates have been determined to be safe and effective, and we have not submitted a BLA to the FDA or Europe for any of our product candidates.

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
The regulatory approval processes of foreign regulatory authorities are complex, time-consuming and inherently unpredictable.
Outside the U.S., our ability to market the ELAD System is contingent upon receiving marketing authorizations from appropriate regulatory authorities. If our clinical programs are successful, we currently anticipate submitting applications for marketing authorization in Europe. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country, and we may be unable to meet such requirements. If the regulatory authority is satisfied that adequate evidence of safety, efficacy, and quality has been presented, a marketing authorization should be granted. The foreign regulatory approval process involves all of the risks associated with FDA approval.
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
Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, and insider trading.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraud, misconduct or other illegal activity or that they do not comply with regulatory standards and requirements. Misconduct or non-compliance by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate (1) FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, (2) quality standards, including Good Laboratory Practices, or GLP, Good Clinical Practice, or GCP, and cGMP, (3) federal and state healthcare fraud and abuse laws and regulations, (4) laws that require the reporting of true and accurate financial information and data, (5) securities laws and regulations or (6) the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. If we obtain FDA approval of our product candidate and begin commercializing that product in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and business arrangements in the healthcare industry are also subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of subject recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties. We may fail to identify and deter misconduct or non-compliance by employees and third parties, or the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of changes to or even the halt of our clinical trials or clinical manufacturing or civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
The ELAD System bedside unit was originally based exclusively on the Livanova (formerly Sorin) Stöckert Perfusion System S3 Double Head Pump Module, a medical device indicated for use during cardio-pulmonary bypass surgery. All or part of our early clinical trials were carried out using an ELAD System bedside unit based on Livanova’s S3 system. However, Livanova stopped selling the S3 system and replaced it with an updated S5 system. We carried out testing of an ELAD System bedside unit based on the S5 and we believe that the S3 and S5 systems are equivalent and interchangeable from a clinical and regulatory perspective. We have submitted information to both the U.S. and the European regulatory authorities to support equivalence. Both the S3 and S5 systems were used in our VTI-208 and VTI-210 clinical trials and both are being used in our VTL-308 clinical trial. There can be no assurance that regulatory authorities will continue to view the S3 and S5 systems interchangeably, or that Livanova will cooperate with us or provide us with the documentation necessary for inclusion in a BLA submission, if any, which would be required to obtain regulatory approval of our ELAD System. If regulatory authorities do not view the S3 and S5 systems as equivalent, or Livanova fails to provide the information necessary for inclusion in our regulatory filings, approval of our ELAD System may be significantly delayed or prevented. In addition, effective January 1, 2018, Livanova will no longer support its S3 systems. Accordingly, if our trial is successful, we would expect to commercialize ELAD with only the Livanova S5 system.
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
While the growth of our VTL C3A cells is under our control, the manufacture of all of the other parts and components of the ELAD System are undertaken by third party suppliers. We currently rely on a single source of supply for many critical components, including components of the ELAD System bedside unit, the ultrafiltrate generator cartridges, the media we use to grow and ship our VTL C3A cells, the cartridges in which our VTL C3A cells are grown, the final cell filter cartridges and the bioreactors that have been developed to grow and store the ELAD cartridges. We are currently investigating additional sources of supply for these components to support future clinical development and, ultimately, commercialization of the ELAD System. If we fail to develop additional sources of supply, and a single source of supply of a critical component of the ELAD System were to become unavailable, our ability to continue clinical development or to initiate commercialization of the ELAD System would be severely compromised. In addition, we rely on third party suppliers for the safety of products of human and animal origin that are incorporated in the ELAD System production process, and these suppliers could cease to manufacture the components, inadequately test these components, go out of business or otherwise not perform as anticipated. We do not have long-term agreements with our suppliers, and we purchase components on a purchase order basis. For components that are not readily available from other sources, we are subject to the risks that our suppliers will raise their prices or impose other terms or conditions that are less favorable or unacceptable to us.

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
Human albumin and Trypsin-EDTA are also used in the manufacture of the ELAD System cartridges and are each provided by a single supplier. In addition, while these products are tested to be free of contamination by the supplier, we cannot guarantee that will continue to be the case.
If our facility becomes inoperable, we will be unable to continue manufacturing our product candidate and as a result, our business will be harmed until we are able to secure a new facility.
We manufacture and assemble the ELAD System at our facility in San Diego, California. No other manufacturing or assembly facilities are currently available to us, and any additional manufacturing or assembly facilities that we use will need to be qualified and approved by regulatory authorities prior to our use. Our facility and the equipment would be costly to replace and could require substantial lead-time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our research, development and manufacturing for some period of time. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of reserve raw materials and manufactured supplies, may result in the delay of clinical trials or, if approved for sale, the loss of customers, or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses or may not continue to be available to us on acceptable terms, or at all.
We may be unable to manage our anticipated manufacturing growth to support our clinical development activities and long-term commercial demand for the ELAD System.
If and when the ELAD System is approved for sale, we will need to expand our manufacturing space in San Diego and build new manufacturing facilities to meet anticipated demand for the ELAD System in the U.S. and abroad. These activities will involve significant expense, including the construction and validation of new clean rooms and bioreactors, the movement and installation of key manufacturing equipment and the modification of manufacturing processes. In addition, we must also notify, and in some cases obtain approval from, the FDA and other regulatory authorities of any changes or modifications to our manufacturing facilities and processes, and there is no assurance that they will authorize us to proceed. If we are not able to expand our manufacturing capacity to meet future demand, our business would be harmed.
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

Although we currently have an operational San Diego manufacturing facility, we intend to continue to use third parties for certain parts of our production process during the commercialization period. Our anticipated manufacturing procedures expose us to a number of risks, including the following:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any manufacturers. This approval would require new testing and good manufacturing practices compliance inspections by the FDA. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products.

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

•
Manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies to ensure strict compliance with current good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, and they are also be subject to the same ongoing periodic unannounced inspection. Any license to manufacture product candidates will be subject to continued regulatory review. Failure to meet such standards could result in the need to take corrective actions and even withdrawal of product from the market.

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
Likewise, our research into the potential mechanism of action for the ELAD System is ongoing, and although we are developing theories behind how the ELAD System may exert a clinical effect, the proposed mechanism of action remains unproven and may never be proven. The ELAD System's mechanism of action appears complex, may involve numerous pathways and we may not succeed in ever elucidating the exact role of any given pathway. Moreover, our research on mechanism of action is primarily based on laboratory studies, and needs correlation with in vivo studies and patient outcomes. Additional research, some of which is underway, is needed.
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

The loss of the services of existing personnel, the failure to recruit additional, suitable key scientific, managerial, clinical, regulatory, operational and other personnel in a timely manner, and the loss of our employees to our competitors would harm our research and development programs and our business. We may experience difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
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
There are reports of a human cell-based system under development in China, but the clinical status of this program has not been confirmed. Additionally, a number of companies have performed research work on various human hepatocyte cell lines, and several academic researchers and companies are actively pursuing animal research in this area. Companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes and may be in early stage clinical studies with pig-cell based systems designed for the treatment of liver failure. Other than noted above, we are not aware of other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure; however, it is possible that these trials are occurring without our knowledge, and that such a product may get to market much faster than we expect.
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
There is significant uncertainty surrounding the third-party coverage and reimbursement of novel and newly-approved therapies, particularly for indications for which there is no current effective treatment or the current standard of care is relatively inexpensive. Due to the novel nature of the ELAD System and the potential for it to offer therapeutic benefit after a single administration of continuous therapy lasting up to five days, we face additional uncertainty related to coverage and reimbursement. We will depend in large part on the availability of coverage and the establishment of adequate reimbursement levels for the ELAD System from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations. Although we believe that the single largest category of ELAD-appropriate patients are covered by private insurance, followed by Medicaid and then Medicare, this analysis is based on small numbers, may not be accurate and may change in the future.

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
We currently anticipate our foreign commercialization efforts will be through wholly-owned, foreign domiciled subsidiaries. Our efforts to expand internationally pose risks that could adversely affect our business. These risks include, among others, the effects of:

•	fluctuations in foreign currency exchange rates and controls;

•	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

•	differing and changing regulatory requirements in non-U.S. countries;

•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	negative consequences from changes in tax laws;

•	difficulties associated with staffing and managing international operations, including differing labor relations;

•	potential liability under the Foreign Corrupt Practices Act or comparable foreign laws;

•	business interruptions resulting from geo-political actions or natural disasters including earthquakes, typhoons, floods and fires;

•	competitive disadvantages to established foreign businesses with significant current market share and business and customer relationships;

•	nationalization;

•	tax and regulatory policies of local governments and the possibility of trade embargoes;

•	political instability, war, terrorism, or other hostilities; and

•	laws and policies of the U.S. and foreign governments affecting foreign trade and investment.
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
The insurance industry in many parts of the world is still in an early stage of development. Insurance companies in many countries offer only limited business insurance options. As a result, we may not be able to maintain any liability, hazard or other insurance covering our services, business, operations, errors, acts or omissions, personnel or properties in all of the countries where we ultimately commercialize the ELAD System. To the extent that we are unable to recover from others for any uninsured losses, such losses could result in a loss of capital and significant harm to our business. If any action, suit, or proceeding is brought against us and we are unable to pay a judgment rendered against us or defend ourselves against such action, suit, or proceeding, our business, financial condition and operations could be negatively affected.
We must comply with the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.
The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Other countries, such as the U.K. and China, have similar laws with which we must comply. Although we attempt to rigidly adhere to the requirements of the U.S. Foreign Corrupt Practices Act and all similar laws to which we are subject, there remains the risk that an employee or agent of ours could be accused of violating one or more of these laws, particularly in geographic regions where significant overlap exists between local government and healthcare industries. Such an accusation, even if unwarranted, could prove disruptive to our developmental and commercialization efforts.
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
The United Kingdom held a referendum in June 2016 in which a majority of voters voted to exit the European Union, or Brexit. Negotiations are underway to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union as well as other world trading partners. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including laws that could impact our clinical trials and our ability to obtain approval of our products or sell our products in the United Kingdom. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

Risks Related to Intellectual Property
Our patent rights may prove to be an inadequate barrier to competition.
We hold a patent in the U.S. which claims a method of using C3A cells to treat a patient’s blood, which we believe covers the ELAD System therapy. In addition, we hold another U.S. patent with claims covering an extracorporeal device configuration, which we believe includes our ELAD System, independent of the cell-type used. Foreign counterparts of these patents have been issued in Australia, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, the Philippines and Taiwan and remain under review in certain jurisdictions, including but not limited to Europe, Brazil, Hong Kong and India. In addition to these two U.S. patents, we hold two additional patents in the U.S. However, the lifespan of any one patent is limited and each of these patents will ultimately expire, and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover the entire ELAD System or treatment. Furthermore, even if our patents are held to be valid and of broadly enforceable scope, third parties may find legitimate ways to compete with the ELAD System by inventing around our patents to avoid claims of patent infringement. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and Europe where we hope to commercialize the ELAD System have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively enforce our patents would likely have a harmful impact on our ability to commercialize the ELAD System in these jurisdictions.
We do not hold any patents covering our VTL C3A cells or the production processes we use to grow the VTL C3A cells in the ELAD cartridges.
C3A cells are publicly available and the proprietary methods and production process that we use to grow our VTL C3A cells in the ELAD cartridges are our trade secrets, but they are not currently covered by a patent and no patents are pending. Although we have sought patent protection for certain aspects of our technology, such as our method of using human liver-derived C3A cells to treat a patient’s blood, and we have obtained orphan designation in the U.S. and Europe for the use of C3A cells to treat acute liver failure, we have not sought patent protection for the proprietary methods we use to grow VTL C3A cells in our facility. Although we believe that some of these methods may be patentable, we prefer to avoid the disclosure requirements inherent in the patenting process, as such disclosure could provide competitors with insights that allow them to invent around any granted patents. We believe that this concern is particularly appropriate since C3A cells are publicly available, and have been available for research purposes for more than twenty years. Despite this availability, we are not aware of any third parties who have either demonstrated an ability to grow C3A cells in the quantities we do, or succeeded in treating a human subject with such cells. In addition, patent protection expires 20 years after the application’s priority date which does not apply to trade secret protection. In light of the foregoing, we do not currently contemplate seeking patent protection for our production methods and instead intend to keep our production methods protected as trade secrets, which does not require us to publicly disclose these methods and which is not subject to a formal expiration date. However, trade secrets are vulnerable to inadvertent disclosure and misappropriation. In addition, independent discovery and publication of these methods by third parties, which is feasible given the public availability of C3A cells, would also destroy their trade secret protection. If any of these were to occur, our business may be harmed.

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

We may remain an “emerging growth company” until as late as December 31, 2019 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), although we may cease to be an “emerging growth company” earlier under certain circumstances, including (i) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (ii) if our gross revenue exceeds $1.07 billion in any fiscal year.
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
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on the Nasdaq Global Market has ranged from $2.25 to $35.20, through February 28, 2018. Our announcement in 2015 that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on current and past clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.
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
In May 2015, we filed a shelf registration statement that permitted: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co., or the ATM. In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million under the shelf registration statement. During the year ended December 31, 2016, we raised gross proceeds of $12.2 million pursuant to the ATM. In March 2017, we completed an additional follow-on public offering raising gross proceeds of $40.3 million. During the year ended December 31, 2017, we raised gross proceeds of $600,000 pursuant to the ATM leaving $112.5 million available under the shelf registration statement, $62.2 million of which may be offered, issued and sold under the ATM at December 31, 2017.
In addition, we have filed registration statements on Form S-8 registering a total of 6,584,695 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan and 2014 Equity Incentive Plan. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements, the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. As of December 31, 2017, options to purchase 3,562,490 shares of our common stock were exercisable. In September 2017, our board of directors approved the 2017 Inducement Equity Incentive Plan and amended and restated the plan in November 2017, or the Inducement Plan. Under the Inducement Plan, 1,850,000 shares of our common stock were reserved to be used exclusively for grants to individuals who were not previously our employees or directors, as an inducement material to the individual’s entry into employment with us. We filed a registration statement on Form S-8 registering Inducement Plan shares in February 2018. No grants were made under the Inducement Plan in 2017.
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
Our officers, directors and their affiliates collectively control approximately 28.9% of our outstanding common stock, including one stockholder and his affiliates who control approximately 26.9% of our outstanding common stock, as of December 31, 2017. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We lease 44,000 square feet in San Diego in four different facilities under leases with expiration dates ranging from January 2019 through June 2022. We operate our business out of several leased facilities to include 19,000 square feet for our corporate headquarters, 19,000 square feet for our manufacturing operations, and 6,000 square feet for research and development. We believe that these facilities are adequate to meet our existing needs, however, we will need to extend or replace our corporate headquarters and research and development facilities leases by February 2019. We also believe that additional or substitute facilities will be available on commercially reasonable terms, if required, although we would incur additional expenses in connection with any such new facilities.
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

	Price Range
	High	Low
Year Ended December 31, 2016
First Quarter	$11.34	$6.80
Second Quarter	$9.71	$5.82
Third Quarter	$7.36	$5.49
Fourth Quarter	$6.58	$3.85

Year Ended December 31, 2017
First Quarter	$5.40	$3.70
Second Quarter	$4.10	$2.25
Third Quarter	$5.20	$2.43
Fourth Quarter	$6.50	$4.30
Holders
As of February 28, 2018, there were approximately 69 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Performance Graph
The following graph shows a comparison from April 17, 2014 (the date our common stock commenced trading on The Nasdaq Global Market) through December 31, 2017 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on April 17, 2014. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Among Vital Therapies, Inc., the Nasdaq Composite,
and the Nasdaq Biotechnology Index
$250
$200
$150
$100
$50
$0
4/17/14
12/31/14
12/31/15
12/31/16
12/31/17
Vital Therapies, Inc.
Nasdaq Composite
Nasdaq Biotechnology Index

Unregistered Sales of Equity Securities
On October 30, 2017, we entered into an independent consulting agreement, or the Consulting Agreement, with two consulting groups, or the Consultants, pursuant to which we issued 60,000 restricted shares of our common stock to the Consultants as partial consideration for investor relations services to be rendered. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following table summarizes our selected consolidated financial data for the periods and as of the dates indicated. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited financial statements not included in this Annual Report on Form 10-K. This data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our audited consolidated financial statements and their related notes, which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$39,341	$30,046	$39,773	$39,479	$21,787
General and administrative	13,314	11,220	12,347	10,863	9,615
Total operating expenses	52,655	41,266	52,120	50,342	31,402
Loss from operations	(52,655)	(41,266)	(52,120)	(50,342)	(31,402)
Revaluation of future purchase rights liabilities	—	—	—	2,600	(1,306)
Other income (expense), net	577	297	97	75	(10)
Net loss	(52,078)	(40,969)	(52,023)	(47,667)	(32,718)
Amortization of deemed dividend	—	—	—	(4,744)	(64)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(4,410)	(6,303)
Net loss attributable to common stockholders	$(52,078)	$(40,969)	$(52,023)	$(56,821)	$(39,085)
Net loss per share attributable to common stockholders, basic and diluted	$(1.31)	$(1.31)	$(2.07)	$(3.54)	$(74.86)
Weighted-average common shares outstanding, basic and diluted (1)	39,859,009	31,387,579	25,152,948	16,054,452	522,102
__________

(1)
Please refer to Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements, for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$56,901	$59,991	$83,416	$102,238	$38,186
Working capital	47,840	55,983	78,433	94,538	36,409
Total assets	60,384	64,026	89,081	108,082	46,585
Preferred stock	—	—	—	—	83,475
Additional paid-in-capital	345,915	302,185	285,098	248,305	58,413
Accumulated deficit	(295,953)	(243,825)	(202,856)	(150,833)	(103,166)
Total stockholders’ equity (deficit)	50,044	58,446	82,325	97,563	(44,657)

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
Overview
We are a clinical-stage biotechnology company focusing on the discovery, development and commercialization of cell-based therapies capable of transforming the management of life-threatening conditions. Our initial product candidate, the ELAD® System, or ELAD, is a human-cell-based, bio-artificial liver which is being developed to improve rates of survival among patients with acute forms of liver failure.
We believe that the ELAD System may improve rates of overall survival and transform the management of acute forms of liver failure. Therapy with ELAD consists of a single, up to five-day treatment session, during which a patient’s blood plasma is passed continuously through four cartridges containing approximately one pound of VTL C3A cells. We believe these cells, which have been shown to retain a large number of the liver’s synthetic and metabolic functions, may infuse the patient’s plasma with beneficial proteins, including growth factors, cell survival proteins, and anti-inflammatory proteins, and may also remove certain harmful substances. This may better allow the patient’s own liver to recover and regenerate, thereby potentially improving patient survival.
The ELAD System has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, and the European Commission, for the treatment of patients with acute liver failure, including alcoholic hepatitis. This designation provides tax credits for qualified clinical testing, seven years of market exclusivity in the U.S. and ten years of market exclusivity in Europe for the first orphan drug approved for a given indication. However, orphan designation does not alter the standard regulatory requirements or the process for obtaining marketing approval.
In May 2016, we commenced our phase 3 VTL-308 clinical study. This is a randomized, open label, multicenter, controlled study comparing the efficacy and safety of the ELAD System plus standard-of-care to standard-of-care alone in adults, under the age of 50 and without secondary organ failure, with liver failure from severe alcoholic hepatitis, or sAH. VTL-308 is designed to enroll at least 150 subjects, and the study’s primary endpoint is overall survival after the last subject to be enrolled has been followed for at least ninety days. As of March 12, 2018, 147 subjects have been enrolled in the VTL-308 study, and we expect to announce topline data in the third quarter of 2018. If the data is positive, these results are expected to form the basis for a marketing application to the FDA and other global health regulatory authorities for the approval of the ELAD System for the treatment of sAH.
Results from a prior phase 3 study, VTI-208, informed the design of the VTL-308 study and guided its focus on subjects under the age of 50 without secondary organ failure. The VTI-208 study enrolled 203 subjects between 2013 and January 2015 with alcohol-induced liver decompensation, most of whom were experiencing liver failure as a result of sAH. In August 2015, we learned that an analysis of overall survival was not statistically different between treated and control groups. Although VTI-208 failed to reach either its primary or secondary endpoints, pre-specified and post-hoc analyses identified criteria for a group of subjects in which favorable survival trends were observed. While the VTL-308 phase 3 clinical trial has been designed to show statistical significance based on these pre-specified and post-hoc analyses of the VTI-208 trial, there can be no assurance that the data from the trial or that a single trial will be sufficient to support a marketing application in any country.
During 2014, we also initiated enrollment in VTI-210, a second phase 3 clinical trial for subjects with sAH, and a phase 2 clinical trial, VTI-212, for subjects with post-surgical liver failure and fulminant hepatic failure. The VTI-210 trial was suggested by the European regulatory authority and was intended to include subjects who had failed conventional therapy and were therefore a sicker population than the VTI-208 subjects. Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we discontinued the VTI-210 and VTI-212 clinical trials, postponed most activities associated with the preparation for submitting a marketing application to the FDA, and reduced our workforce in late 2015.
We have incurred net losses since inception of $296.0 million through December 31, 2017. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or accuracy of future expenses, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.

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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, information technology, marketing and legal functions. Other general and administrative expenses include but are not limited to related facility costs, stock-based compensation, professional fees for legal, consulting, accounting and tax services and insurance costs. If we have a successful outcome from the VTL-308 clinical trial, we expect to incur additional costs related to planning and preparing for the possible commercialization of the ELAD System.
Other Income
Interest Income
Our cash and cash equivalents are or have been invested primarily in money market funds, which in our opinion, provide liquidity and protection from loss of principal. We expect to continue to make similar investments with any additional financing proceeds while the funds await use in operations.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S., or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are typically recognized in the period when new information regarding estimates becomes available to management. Actual results could differ from those estimates.
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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based compensation for employees and directors based on the estimated fair value at the date of grant, and to consultants based on the ongoing estimated fair value. Currently, our stock-based awards consist only of stock options and restricted stock; however, future grants under our equity compensation plan may also consist of shares of restricted stock units, stock appreciation rights, performance awards and performance units. We estimate the fair value of stock options using the Black-Scholes-Merton, or BSM, option pricing model, which requires the use of estimates.
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
The fair value of options granted to consultants is estimated using the BSM option pricing model and is re-measured at each reporting date with changes in fair value prior to vesting recognized as expense in the consolidated statements of operations across the applicable vesting period. For performance-based stock options to consultants, we record stock-based compensation expense only when the performance-based milestones are achieved unless there is a performance commitment.
Effective in the first quarter of 2017, we began recognizing forfeitures as they occur. In 2016 and earlier periods, stock-based compensation expense was recognized only for those awards that were ultimately expected to vest. Through 2016, we estimated forfeitures based on an analysis of our historical employee turnover. We revised the forfeiture estimate in subsequent periods if actual forfeitures differed from those estimates. Changes in estimated forfeitures, which were not material, impacted compensation cost in the period in which the change in estimate occurred.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2017 and 2016, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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
On December 22, 2017, H.R. 1/Public Law No. 115-97 known as the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The effects of this new federal legislation are recognized upon enactment, which is the date a bill is signed into law. The Tax Act includes numerous changes in existing tax law; however, the most significant provisions affecting the company are a permanent reduction in the federal corporate income tax rate from 35% to 21%, annual limitations on the utilization of net operating losses and tax credits, the halving of the orphan drug credit, limitations on the deductibility of compensation paid to covered employees and the capitalization and amortization of research and development costs.
Results of Operations
Comparison of Fiscal Years Ended December 31, 2017 and 2016
The following table summarizes our operating expenses for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$39,341	$30,046	$9,295	31%
General and administrative	13,314	11,220	2,094	19%
Total operating expenses	$52,655	$41,266	$11,389	28%
The $9.3 million increase in research and development expense during the year ended December 31, 2017 as compared to the year ended December 31, 2016 principally reflects an $8.0 million increase in costs related to the VTL-308 and prior clinical trials, primarily in higher costs for subjects, sites, manufacturing, enrollment support activities and consulting. As enrollment started in the second quarter of 2016, 35 subjects were enrolled in the VTI-308 clinical trial in the year ended December 31, 2016, while 97 subjects were enrolled during the year ended December 31, 2017. Costs also increased by $1.2 million for activities to support a potential biologics license application, or BLA, submission in the future.

The $2.1 million increase in general and administrative expense during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was largely the result of a $1.9 million increase in compensation-related costs. In December 2017, our chief executive officer transitioned from being an employee to a consultant. As a result of the related transition and consulting agreements, we recorded $525,000 in severance costs and $674,000 in stock-based compensation related to stock option modifications. In total, stock-based compensation increased by $1.2 million in 2017 as compared to 2016 principally due to the stock option modifications and an increase in the number of options outstanding.
We expect to continue to incur significant research and development costs to complete enrollment in the VTL-308 clinical trial and in support of BLA activities. We also expect general and administrative costs to remain relatively constant in 2018 compared to 2017 except for increases in stock-based compensation and costs associated with hiring a new chief executive officer in January 2018. In addition, with successful topline results from our VTL-308 clinical trial, we would expect to increase our research and development costs to support a BLA submission and our general and administrative costs as we begin to prepare for the potential commercialization of the ELAD System.
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

Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $296.0 million through December 31, 2017. Based on the structure and timing of the VTL-308 clinical trial, assuming limited activities related to the submission for a BLA and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $56.9 million as of December 31, 2017 should be sufficient to fund our operations through the first quarter of 2019, past the expected announcement of topline data for the VTL-308 clinical trial, which we currently anticipate to be in the third quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in our clinical trials, the timing of any possible submission of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs which may deplete current cash and cash equivalents sooner than planned. Furthermore, our operating plans may change, and we may need additional funds earlier to meet operational needs and capital requirements for product development, BLA-related activities and building for commercialization.
We plan to address our liquidity needs through pursuing additional funding which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file with the SEC. Through December 31, 2017, we have raised gross proceeds of $74.8 million pursuant to follow-on offerings in 2015 and 2017 and gross proceeds of $12.8 million pursuant to the “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co in 2016 and 2017 under the shelf registration statement. At December 31, 2017, $112.5 million remains available for issuance and sale under the shelf registration statement, $62.2 million of which may be offered, issued and sold under the ATM. The shelf registration statement on Form S-3 expires on May 26, 2018.
However, there is no assurance that we will be able to obtain additional funding on acceptable terms or at all. If the Company is not able to secure adequate additional funding, it will be required to make reductions in certain spending to extend current funds. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs or clinical trials. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Any of these factors could harm our operating results and future prospects.
Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of December 31, 2017, such funds were held in cash and money market funds.
Cash Flows
The following table shows a summary of our cash flows for each of the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Cash (used in) provided by:
Operating activities	$(40,397)	$(35,774)	$(49,952)
Investing activities	(678)	(21)	(1,281)
Financing activities	37,984	12,374	32,421
Net cash used in operating activities
During the year ended December 31, 2017, operating activities used $40.4 million of cash. The use of cash primarily related to our net loss of $52.1 million adjusted for non-cash charges of $5.5 million related to stock-based compensation and $998,000 related to depreciation and amortization, partially offset by a $4.9 million change in our operating assets and liabilities. Changes in our operating assets and liabilities during the year ended December 31, 2017 consisted primarily of an increase of $4.8 million in accrued expenses and accounts payable and a decrease of $165,000 in other current assets and prepaid expenses. The increase in accrued expenses and accounts payable was primarily attributable to the increase in amounts due for our VTL-308 clinical trial.

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
Net cash used in investing activities
During the year ended December 31, 2017, net investing activities used $678,000 of cash, primarily due to capital expenditures of $685,000 for facility improvements and purchases of equipment for manufacturing and research and development.
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
Net cash provided by financing activities
During the year ended December 31, 2017, financing activities provided $38.0 million of cash related to net cash proceeds after underwriters' commissions and cash payments for offering costs from the follow-on offering completed in March 2017 and the ATM offerings completed in 2017.
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
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of research and development and clinical trials related to the ELAD System or any future product candidates;

•	the cost and timing of a potential BLA submission;

•	the cost and timing of scaling up and validating the manufacturing process for the ELAD System or any other product candidates for commercialization;

•	the cost and timing of commercialization activities, including reimbursement, marketing, sales and distribution costs, both before and after product approval (if any);

•	our ability to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the number and characteristics of any future product candidates we pursue;

•	the costs involved with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties, if any, on the ELAD System and any future product candidates.
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
Off-Balance Sheet Arrangements
Through December 31, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Some of our most significant clinical trial expenditures are to investigative sites and to CROs. These agreements are cancellable by either party at any time upon written notice and do not have any cancellation penalties, but do obligate us to reimburse the providers for any time or costs incurred through the date of termination and to close out clinical sites. These items are not included in the table below. We lease office and manufacturing space in San Diego, California. The following table summarizes our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$2,584	$1,073	$856	$655	$—
Purchase obligations	431	431	—	—	—
Total contractual obligations	$3,015	$1,504	$856	$655	$—

As of December 31, 2017, our purchase obligations include existing purchase commitments of $288,000 with a vendor for raw materials that will be used in manufacturing on an as needed basis. During the years ended December 31, 2017, 2016 and 2015, we purchased $1.1 million, $943,000 and $1.2 million, respectively, of materials from this vendor. Our purchase obligations also include a purchase commitment of $143,000 with a vendor for a component used in our clinical trials that will be manufactured and delivered on an as agreed upon schedule during 2018. During the years ended December 31, 2017, 2016 and 2015, we purchased $228,000, $139,000 and $106,000, respectively, of materials from this vendor. In the course of normal business operations, we also enter into agreements with contract service providers and others. We can elect to discontinue the work under these contracts and purchase orders with notice.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the classification of restricted cash in the statements of cash flows. This ASU will require that our statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this ASU are effective for interim periods beginning after December 15, 2017, with early adoption permitted. We will adopt this standard in 2018, and ASU 2016-18 will not have a significant impact on our consolidated financial statements at the time of adoption.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” or ASU 2017-09. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We expect to adopt ASU 2017-09 for fiscal year 2018. The amendments will be applied on a prospective basis to any award modified on or after the adoption date. Consistent with our past practice and ASU 2017-09, we recorded $724,000 for stock option modifications in 2017, including modifications related to the transition of our chief executive officer.
JOBS Act
In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $56.9 million at December 31, 2017, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
Foreign Currency Exchange Risk
We have entered and may continue to enter into international agreements, primarily related to our clinical studies. Accordingly, we have an exposure to foreign currency exchange rates. To date, we have not entered into, and do not have any current plans to enter into, any foreign currency hedging transactions or derivative financial transactions. We expect our transactions outside of the U.S. in the near-term will primarily entail payments for clinical trials, and for vendors and consultants supporting those trials within Europe. Our exposure to foreign currency risk will fluctuate in future periods as our clinical trial activity in Europe changes. We do not expect to maintain any significant amount of assets outside of the U.S.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2017, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth the names, ages and positions of our executive officers and directors as of February 28, 2017:

Name	Age	Position
Executive Officers:
Russell J. Cox	54	Director and Chief Executive Officer
Duane D. Nash, M.D., J.D.	47	President
Robert A. Ashley, M.A.	60	Executive Vice President and Chief Technical Officer
Michael V. Swanson, M.B.A.	63	Executive Vice President and Chief Financial Officer
Aron P. Stern, M.B.A.	64	Chief Administrative Officer
John M. Dunn, J.D.	66	General Counsel and Secretary
Andrew Henry	53	Vice President, Clinical Operations
Richard Murawski	69	Vice President, Manufacturing
Non-Employee Directors:
Faheem Hasnain (2)	59	Chairman
Jean-Jacques Bienaimé(2)	64	Director
Cheryl L. Cohen(4)	52	Director
Philip M. Croxford, M.B.A.(4)	57	Director
Douglas E. Godshall, M.B.A.(1)	53	Director
Errol R. Halperin, J.D., L.L.M.(1)(3)	77	Director
J. Michael Millis, M.D.(3)(4)	59	Director
Muneer A. Satter, J.D., M.B.A(2)(3)	57	Director
Lowell E. Sears, M.B.A.(1)(3)	67	Director
Randolph C. Steer, M.D., Ph.D.(2)(4)	68	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of Nominating and Governance Committee.

(4)	Member of Quality and Technology Committee.
Executive Officers
Russell J. Cox has served as a member of our board of directors and as our Chief Executive Officer since January 2018. Between May 2014 and December 2017, he served as the Executive Vice President and Chief Operating Officer of Jazz Pharmaceutical plc, or Jazz, with responsibility for U.S., EU and rest-of-world commercial activities, research and development, manufacturing and technical operations, new product planning and global molecule leadership. Prior to that, Mr. Cox served as Jazz’s Executive Vice President and Chief Commercial Officer from March 2012 until May 2014. Earlier, he served in a variety of senior management roles at Jazz, which he joined in 2010. Previously, Mr. Cox served as Senior Vice President and Chief Commercial Officer of Ipsen Group, a pharmaceutical company, from January 2009 to January 2010. From 2007 until December 2008, he was Vice President of Marketing at Tercica, Inc. prior to its acquisition by Ipsen Group. From 2003 to 2007, he served as Vice President, Marketing with Scios Inc., which was acquired by Johnson & Johnson in 2003. Before 2003, Mr. Cox spent 12 years with Genentech, Inc. where he was a Product Team Leader responsible for the Growth Hormone franchise and led numerous product launches as a Group Product Manager. Mr. Cox has served on the board of directors of Aeglea BioTherapeutics, Inc., a biotechnology company, since 2015. Mr. Cox received a B.S. in Biomedical Science from Texas A&M University.

Duane D. Nash, M.D., J.D. has served as our President since March 2016. Between March 2012 and March 2016, he served as our Chief Business Officer, and he served as our Executive Vice President between May 2013 and March 2016. Between March 2012 and May 2013, he also served as our Medical Director. Dr. Nash completed his internship in general surgery at the University of California at San Francisco during which he served as a member of the liver transplant team. Dr. Nash also practiced as an attorney from November 2002 to February 2008, most recently at the law firm of Davis Polk, where he focused on intellectual property litigation and corporate matters. Dr. Nash joined Vital Therapies from Wedbush PacGrow Life Sciences where he was employed from March 2009 to March 2012 serving most recently as a Vice President in Equity Research. Before that he was a research analyst at Pacific Growth Equities from April 2008 through March 2009, which was subsequently acquired by Wedbush Securities, Inc. Dr. Nash has served on the board of directors of Akebia Therapeutics, Inc., a publicly-traded biotech company focused on the treatment of anemia and vascular disease, since May 2013. He served on the board of directors of Aerpio Therapeutics Inc., a clinical-stage biopharmaceutical company focused on advancing innovative therapies for vascular diseases, from September 2012 to March 2017. Dr. Nash earned a B.A. in biology from Williams College, an M.D. from Dartmouth Medical School, a J.D. from the University of California, Berkeley, and an M.B.A. from the University of Oxford.
Robert A. Ashley, M.A. has served as our Executive Vice President and Chief Technical Officer since September 2013. Between May 2008 and September 2013 he served as our Vice President and Chief Operating Officer. Mr. Ashley’s career in the pharmaceutical industry extends more than 30 years. He was formerly Chairman, President and Chief Executive Officer of AmpliMed Corporation, a privately-held cancer drug development company, from January 2004 to March 2007, and Senior Vice President of Commercial Development at CollaGenex Pharmaceuticals, Inc., a publicly-held pharmaceutical company, from September 1994 to December 2003. Prior to that he held positions of increasing responsibility at Bristol-Myers Squibb from January 1989 to September 1994, and with Amersham International from 1979 to 1989. He earned a Master’s Degree in Biochemistry from Oxford University. Mr. Ashley is the inventor of several issued and pending patents, as well as the author of several scientific papers. He serves on the Board of Directors of Rowpar Pharmaceuticals, a privately-held manufacturer of proprietary dental pharmaceuticals.
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

John M. Dunn, J.D. has served as our General Counsel since November 2014 and as our Secretary since February 2015. Mr. Dunn has over 25 years of national law firm and in-house general counsel experience. Mr. Dunn was Senior Vice President Legal and Compliance, General Counsel and Secretary of IDEC Pharmaceuticals from 2002 until its merger with Biogen in late 2003. From 2004 to 2012, Mr. Dunn served as an Executive Vice President at Biogen Idec where he was in charge of Biogen Idec’s internal corporate venture fund and Innovation Incubator. More recently, Mr. Dunn was providing legal and corporate development advisory services to emerging life science companies. Previously, Mr. Dunn was a partner for 16 years in the Corporate, Securities and Technology Group at the Pillsbury Winthrop law firm where his practice focused on the healthcare industry. Mr. Dunn earned a B.S. in finance and his J.D. from the University of Wyoming. He serves as an advisor to TVM Capital, a life science venture capital firm, and is a member of the board of directors of Acer Therapeutics, Inc., a publicly-traded specialty orphan pharmaceutical company.
Andrew Henry has served as our Vice President of Clinical Operations since April 2013. Mr. Henry is responsible for the global implementation of our clinical program. Mr. Henry has over 25 years of experience managing clinical trials in life science companies with roles at Schering-Plough Oncology, Novartis Oncology and MedImmune. Between January 2009 and February 2013, Mr. Henry served as Senior Director of Clinical Trial Management and Senior Director of Global Clinical Operational Strategy of MedImmune, a biopharmaceutical company that is under AstraZeneca’s biologics division. At MedImmune, Mr. Henry oversaw operations of all clinical studies being performed by the company across all therapeutic areas. From November 1997 to August 2008, Mr. Henry held roles as Senior Clinical Research Scientist and Head Clinical Resources and Development Director at Novartis Oncology, an ethical pharmaceutical company, where he oversaw clinical studies and the Department of Clinical Research Scientists/Clinical Trial Heads. Mr. Henry earned a B.S. in biology and biopsychology from William Paterson University.
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
Board of Directors
Russell J. Cox. Please see biographical information above in the section entitled "Executive Officers."
Faheem Hasnain has served on our board of directors since August 2016. Mr. Hasnain is currently Chairman and Chief Executive Officer of Gossamer Bio, Inc., a newly-formed company focused on the discovery and development of novel and differentiated therapeutic products to address unmet need amongst various targeted patient populations. Previously, Mr. Hasnain served as the Chief Executive Officer, President, and a director at Receptos, Inc. from November 2010 to August 2015. Prior to joining Receptos, Inc., Mr. Hasnain was the President and Chief Executive Officer and a director of Facet Biotech Corporation, a biology-driven antibody company with a focus in multiple sclerosis and oncology. He held that position from December 2008 until the company’s acquisition by Abbott Laboratories in April 2010. Previously, Mr. Hasnain was President, Chief Executive Officer and a director of PDL BioPharma, Inc. from October 2008 until Facet Biotech was spun off from PDL BioPharma in December 2008. From October 2004 to September 2008, Mr. Hasnain was at Biogen Inc., most recently as Executive Vice President in charge of the oncology/rheumatology strategic business unit. Prior to Biogen, Mr. Hasnain held roles with Bristol Myers Squibb, where he was President of the Oncology Therapeutics Network, and for 14 years at GlaxoSmithKline and its predecessor organizations. He has been Chairman of the Board of Sente, Inc. since 2008 and of Tocagen Inc. since November 2014, and has served as a member of the board of directors of Kura Oncology, Inc. since April 2015. He previously served as a member of the board of directors of Ambit Biosciences Corporation, Seragon Pharmaceuticals, Tercica, Inc., Aragon Pharmaceuticals and Somaxon Pharmaceuticals, Inc. Mr. Hasnain received a B.H.K. and B.Ed. from the University of Windsor Ontario in Canada.
We believe that Mr. Hasnain is qualified to serve on our board of directors based on his extensive operational and leadership experience in biotechnology and pharmaceutical companies and as a director of publicly-traded companies.

Jean-Jacques Bienaimé, M.B.A. has served on our board of directors since September 2013. Since May 2005, Mr. Bienaimé has served as the chief executive officer and as a director of BioMarin Pharmaceutical Inc., a publicly-traded company that develops and commercializes innovative pharmaceuticals for serious diseases and medical conditions and, since June 2015, he has served as chairman of its board. From November 2002 to April 2005, Mr. Bienaimé served as chairman, chief executive officer and president of Genencor, a biotechnology company focused on industrial bioproducts and targeted cancer biotherapeutics. Prior to joining Genencor, Mr. Bienaimé was chairman, president and chief executive officer of SangStat Medical Corporation, another biotechnology company. He became president of SangStat Medical Corporation, a global pharmaceutical company, in 1998 and chief executive officer in 1999. Prior to joining SangStat Medical Corporation, Mr. Bienaimé held various management positions from 1992 to 1998 with Rhône-Poulenc Rorer Pharmaceuticals (now known as Sanofi-Aventis), including Senior Vice President of Corporate Marketing and Business Development, and Vice President and General Manager of the Advanced Therapeutic and Oncology division. Mr. Bienaimé has served on the board of BioMarin Pharmaceuticals Inc. since May 2005, and the board of Incyte Corporation, a publicly-traded biopharmaceutical company, since January 2015. In addition, he serves on the board of the Biotech Industry Organization and the Pharmaceutical Research and Manufacturers of America. Mr. Bienaimé served on the boards of Intermune, Inc., a publicly-traded biotechnology company, from March 2012 until its acquisition by Roche Holdings, Inc. in September 2014, and Portola Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, from September 2010 through June 2014. Mr. Bienaimé earned an M.B.A. from the Wharton School at the University of Pennsylvania and a B.S. in economics from the Ecole Superieure de Commerce de Paris.
We believe that Mr. Bienaimé is qualified to serve on our board of directors based on his extensive experience in the management of biotechnology organizations, business development, and sales and marketing of both biotechnology and pharmaceutical products.
Cheryl L. Cohen has served on our board of directors since July 2015. Ms. Cohen served as chief commercial officer of Medivation, Inc., a publicly-traded bio-pharmaceutical company, from September 2011 until July 2014. Ms. Cohen currently serves as president of CLC Consulting, a pharmaceutical and biotechnology consulting firm specializing in new product start-up and commercialization, where she also served as president from September 2008 until September 2011. From November 2007 to September 2008, she served as the vice president, strategic commercial group, of Health Care Systems, Inc., a Johnson & Johnson company, and from October 1998 to November 2007, she worked at Janssen Biotech, Inc. (formerly Centocor Biotech, Inc.), a Johnson & Johnson company, in a variety of senior sales roles including vice president, rheumatology franchise. Ms. Cohen has served on the board of Novus Therapeutics, Inc. (reverse merger of Tokai Pharmaceuticals, Inc.,) a publicly-traded pharmaceutical company focused on the acquisition, development, and commercialization of ear, nose, and throat products. Ms. Cohen served on the board of Protein Sciences Corporation, a privately held bio-pharmaceutical company specializing in vaccine development from October 2014 to August 2017, and she served on the board of Cytrx Corporation, a publicly traded bio-pharmaceutical company specializing in oncology, from June 2015 through October 2016. Ms. Cohen began her career at Solvay Pharmaceuticals in a variety of sales positions. Ms. Cohen received her B.A. from Saint Joseph College.
We believe that Ms. Cohen is qualified to serve on our board of directors based on her experience as an executive officer and director of private and publicly-traded companies, including companies in the pharmaceutical and bio-pharmaceutical industries.

Philip M. Croxford, M.B.A. has served on our board of directors since 2009 and as a healthcare president and chief executive officer for over 15 years. Currently, Mr. Croxford serves as an executive consultant to private equity and venture capital firms. Mr. Croxford, most recently served as President and Chief Executive Officer of Gamma Medica, Inc., a breast diagnostic imaging company, from April 2015 to September 2017. Previously, Mr. Croxford held the position of Global President of LifeCell Corporation, a tissue biotechnology engineering company, from September 2013 until September 2014, and was a member of its parent, Acelity (formerly KCI), Executive Leadership Team. From December 2012 to August 2013, Mr. Croxford was Senior Vice President of Global Commercial Operations for LifeCell. From June 2008 to December 2012 he was President and Chief Executive Officer of ArjoHuntleigh, North America, a member of The Getinge AB Group, a global medical and safety technology company listed on the OMX Nordic Exchange. He served on their Executive Leadership Team during his term in office. From February 2006 to October 2007, Mr. Croxford was President and Chief Executive Officer and member of the board of directors of Draeger Medical, Inc., a private medical device company. Mr. Croxford also served as Group Vice President and Worldwide General Manager of Arrow International, Inc. and as an Operating Company Board Member and Vice President for the Worldwide Wound Management Business of Ethicon, a Johnson & Johnson Company. Mr. Croxford also held other executive management positions with Johnson & Johnson Company and Smith & Nephew. He earned a B.Sc. (Honors) degree in pharmacy from the University of Manchester, School of Pharmacy, in England. Mr. Croxford is also a licensed member of the Royal Pharmaceutical Society of Great Britain. He earned a Post Graduate Diploma in marketing from the Royal Chartered Institute of Marketing, and is a Chartered Member of the Institute. He earned his M.B.A. from Heriot-Watt University, Edinburgh Business School, United Kingdom.
We believe Mr. Croxford is qualified to serve on our board of directors based on his significant operational and leadership experience, including, without limitation, senior management experience of public international companies, extensive experience in the life sciences and medical technology industries, and a strong academic background, including degrees in pharmacy, marketing and business.
Douglas E. Godshall, M.B.A. has served on our board of directors since May 2013. Mr Godshall is currently Chief Executive Officer of Shockwave Medical Inc., a private company that develops and commercializes interventional devices utilizing lithotripsy technology for the treatment of complex vascular calcification. Previously, he was the Chief Executive Officer of HeartWare International, Inc., a developer of a range of implantable mechanical circulatory assist devices, starting in September 2006 and a director since October 2006, until the company was acquired by Medtronic in August 2016. Prior to joining HeartWare, Mr. Godshall served in various executive and managerial positions at Boston Scientific Corporation, a manufacturer and a developer of medical supplies and medical devices in a variety of fields, including as a member of Boston Scientific’s Operating Committee and President, Vascular Surgery. Previously, Mr. Godshall had spent five years as Vice President, Business Development, at Boston Scientific, where he was focused on acquisition strategies for the cardiology, electrophysiology, neuroradiology and vascular surgery divisions. In March 2012, Mr. Godshall was appointed a director of pSivida Corp., a developer of drug delivery products for treatment of back-of-the-eye diseases. Mr. Godshall earned a B.A. in business from Lafayette College and an M.B.A from Northeastern University.
We believe that Mr. Godshall is qualified to serve on our board of directors based on his experience as an executive officer and director of several life sciences and medical technology companies.
Errol R. Halperin, J.D., L.L.M. has served on our board of directors since December 2012. Mr. Halperin was a senior partner of DLA Piper from January 1979 until December 2013. At the present time, Mr. Halperin is a senior strategic advisor to DLA Piper (U.S.). In his practice, Mr. Halperin provided general business advice to clients in a broad range of sectors, including the manufacturing, real estate industry and the real estate investment trust industry. Mr. Halperin’s practice was concentrated in the areas of mergers and acquisitions, corporate law, international transactions, real estate law and federal income tax law. Mr. Halperin has also served on the board of Equity Residential, a public REIT, and private company boards. Currently, he is a director of Elkay Manufacturing Company, a privately held corporation, and Pangea Properties, a private real estate investment and management company. He also currently serves as a director of other late stage private venture companies, including LINQ3, LLC and Restorsea, LLC. Before joining DLA Piper, from June 1972 to January 1979 he was legislation counsel of the Joint Committee on Taxation of the U.S. Congress; and was an assistant branch chief of the Legislation and Regulations Division of the Chief Counsel for the Internal Revenue Service from June 1968 to June 1972. Mr. Halperin earned a B.S. and a J.D. from DePaul University and an L.L.M. in taxation from New York University.
We believe that Mr. Halperin is qualified to serve on our board of directors based on his experience as an attorney practicing for a nationally known firm in the areas of mergers and acquisitions and corporate transactions and his involvement in advising venture capital backed companies.

J. Michael Millis, M.D. has served on our board of directors since 2006. Dr. Millis is a Professor of Surgery and Vice Chair of Global Surgery, Director of Hepatobiliary Surgery at the University of Chicago. Dr. Millis currently serves on the medical staff at the University of Chicago Hospital. His current research explores the application of cellular technology on patient care, including how hepatocyte transplantation, extracorporeal assist technology and stem cells can assist in the care of patients with liver disease or liver tumors. Dr. Millis has been associated with the ELAD System since 1994, and was an investigator on the Phase 1 clinical trial. He has been the chairman of the Vital Therapies Clinical Advisory Board since 2003. Dr. Millis currently serves or has served in the past on a variety of committees, such as the American Association for the Study of Liver Diseases’ Ethics Committee, the American Society of Transplant Surgeons, Studies of Pediatric Liver Transplantation Scientific Advisory Board and Publication and Research Committee, and the ROBI Liver Intestinal Subcommittee, for which he is the former chairman. Dr. Millis is also a member of the Medical Advisory Committee of the American Liver Foundation Illinois Chapter. He also serves on the board of directors of Gift of Hope (the organ procurement organization for Illinois) and the Editorial Board of the American Journal of Transplantation, Transplantation, and Liver Transplantation. He earned a B.A. in chemistry and political science from Emory University and an M.D. with high honors from the University of Tennessee. He completed his surgical residency, clinical and research fellowship in liver transplantation at the University of California, Los Angeles. He also received his M.B.A. from University of Massachusetts, Amherst in 2014.
We believe that Dr. Millis is qualified to serve on our board of directors based on his participation on multiple advisory committees and boards and his research in the treatment of liver disease.
Muneer A. Satter, J.D., M.B.A. is a director of the Company and served as a co-Chairman of Vital Therapies' Board of Directors from 2012 to September 2017. Mr. Satter has been Founder and Managing Partner of Satter Medical Technology Partners, L.P. since 2016, Chairman of Satter Investment Management LLC since 2012, and he also manages the Satter Foundation. Previously, Mr. Satter was a partner at Goldman Sachs where he spent 24 years in various roles, most recently as the Global Head of the Mezzanine Group in the Merchant Banking Division, where he raised and managed over $30 billion of assets. Mr. Satter is chairman of the board of directors of Akebia Therapeutics, Aerpio Therapeutics and Restorsea Holdings, LLC and a director of Linq3 Technologies LLC and Annexon Biosciences. He also serves as vice chairman of the Goldman Sachs Foundation and GS Gives, is a director of the Navy SEAL Foundation, a director of World Business Chicago, is on the Board of Advisors of the American Enterprise Institute and is on the Board of Trustees of Northwestern University where he is Chairman of the Finance Committee. Mr. Satter received a B.A. in Economics from Northwestern University, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School.
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
Our board of directors is divided into three classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2018 for the Class I directors, 2019 for the Class II directors and 2020 for the Class III directors.
The Class I directors are Messrs. Cox and Croxford, and Dr. Steer.
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
Board Leadership Structure and Lead Director
Our board of directors is currently chaired by Mr. Hasnain. Although not currently serving as such, the Senior Preferred IRA provides that Mr. Satter can elect to serve as our Lead Director.
Our board of directors believes that the Company and its stockholders are currently best served by having Mr. Hasnain serve as Chairman of the Board. As Chairman, Mr. Hasnain promotes unified leadership and direction for our board and management and provides the critical leadership necessary for carrying out our strategic initiatives. Mr. Hasnain, together with our board’s strong committee system and substantial majority of independent directors, allows our board to maintain effective oversight of our business operations, including independent oversight of our financial statements, executive compensation, selection of director candidates, and corporate governance programs. We believe our current board leadership structure enhances the board’s ability to effectively carry out its roles and responsibilities on behalf of our stockholders.

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
The audit committee has (1) reviewed and discussed the audited financial statements with management; (2) discussed with the independent auditors the matters required by Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 16, Communications with Audit Committees; (3) received written disclosures and the letter from the independent accountants required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence and has discussed their independence with the independent accountants; and (4) recommended to the board of directors that the audited financial statements be included in the annual report on Form 10-K for the last fiscal year.
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
Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2017.
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
Item 11. Executive Compensation.
Our named executive officers for the year ended December 31, 2017, which consist of our principal executive officer and our two other most highly compensated executive officers, are Terence E. Winters, Ph.D., our Chief Executive Officer until December 31, 2017, Duane D. Nash, M.D., J.D., our President, and Robert A. Ashley our Executive Vice President and Chief Technology Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Terence E. Winters, Ph.D.	2017	504,700	902,170	219,746	550,551	2,177,167
Chief Executive Officer	2016	490,000	586,400	73,500	18,808	1,168,708
Duane D. Nash, M.D., J.D.	2017	400,000	193,647	177,496	—	771,143
President	2016	375,550	498,440	67,820	—	941,810
Robert A. Ashley, M.A.	2017	381,100	170,865	158,200	—	710,165
Executive Vice President and Chief	2016	370,000	439,800	83,528	—	893,328
Technology Officer

(1)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of Accounting Standards Codification, or ASC, 718, Compensation - Stock Compensation. The assumptions that we used to calculate these amounts are discussed in Note 8 to our financial statements appearing at the end of this Annual Report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. The 2017 amount for Dr. Winters includes $674,350 of stock-based compensation recorded in conjunction with Dr. Winters' transition agreement. See footnote 10 to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	2017 and 2016 amounts approved by our board of directors on January 30, 2018 and 2017, respectively.

(3)
"All Other Compensation" consists of company-paid reimbursement for Medicare and prescription drug coverage and, in 2017, the payment of certain legal fees. In addition, 2017 includes severance costs of $525,100 payable to Dr. Winters pursuant to Dr. Winters’ transition agreement. See footnote 10 to the consolidated financial statements included in this Annual Report on Form 10-K.

Non-Equity Incentive Plan Compensation and Bonus
Executive Incentive Compensation Plan
Our Executive Incentive Compensation Plan, or Incentive Plan, was adopted by our board of directors on July 8, 2013. Our Incentive Plan is administered by our compensation committee; provided, however, that our board of directors must approve any award or any amendment to any award made thereunder. Our compensation committee determines the performance goals applicable to any award, which goals may include, without limitation, the attainment of research and development milestones, sales bookings, business divestitures and acquisitions, cash flow, cash position, earnings (which may include earnings before interest and taxes, earnings before taxes and net earnings), earnings per share, net income, net profit, net sales, operating cash flow, operating expenses, operating income, operating margin, overhead or other expense reduction, product defect measures, product release timelines, productivity, profit, return on assets, return on capital, return on equity, return on investment, return on sales, revenue, revenue growth, sales results, sales growth, stock price, time to market, total shareholder return, working capital, and individual objectives or other subjective or objective criteria. Performance goals that include the Company’s financial results may be determined in accordance with United States generally accepted accounting principles, or GAAP, or such financial results may consist of non-GAAP financial measures. The performance goals may be on an individual, divisional, business unit, functional or company-wide basis. The performance goals may differ from participant to participant and from award to award.
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
For the fiscal year ended December 31, 2017, bonus awards for our named executive officers were based on the achievement of corporate performance goals, which carried a 60% weighting, and individual performance, which carried a 40% weighting, except with respect to Dr. Winters for whom a bonus award was based solely on the achievement of corporate performance goals. Our compensation committee established the categories of corporate performance goals as relating to the attainment of research and development milestones and financings. Our compensation committee determined that the performance goals of our named executive officers were met at a range of 87% to 92% of target, and payments were approved at those payout percentages by our board on January 30, 2018.
Agreements With Our Named Executive Officers
Terence E. Winters
We entered into an employment letter agreement, dated October 31, 2013, with Dr. Winters, which sets forth the terms and conditions of his employment with us. The employment letter agreement had no specific term and provides for at-will employment. This agreement supersedes all existing agreements he may have with us concerning his employment relationship. Prior to his resignation in December 2017, Dr. Winters’ annual base salary was $504,700, and he was eligible for an annual bonus equal to 50% of his base salary.

On December 1, 2017, Terence E. Winters, Ph.D. resigned as our Chief Executive Officer and as a member of our board of directors, effective as of December 31, 2017. In connection with his resignation, we entered into a transition agreement and release with Dr. Winters in which we agreed to pay Dr. Winters cash severance equal to his monthly base salary as currently in effect for 12 months following his termination date, pay Dr. Winters his achieved 2017 performance bonus, pay or reimburse Dr. Winters for his health coverage up to $1,700 per month for up to 12 months following his termination date, and extend the option exercise period for his outstanding Vital Therapies, Inc. stock options up to the full maximum term (subject to earlier termination under the applicable equity incentive plan).
In addition, Dr. Winters agreed to provide transition consulting services (not to exceed 20 hours per week) at a rate of approximately $250 per hour pursuant to a consulting agreement that is attached as an exhibit to the transition agreement and release. The consulting agreement has an initial 12-month term. Stock options held by Dr. Winters will continue to vest and remain exercisable in accordance with their terms during Dr. Winters’ consultancy term; provided, however, that if Vital Therapies, Inc. terminates his consulting term early or fails to renew the agreement after the initial 12 month term, then 100% of any unvested shares subject to Dr. Winters’ stock options will vest and become exercisable.
Duane D. Nash
We entered into an employment letter agreement, dated October 30, 2013, with Dr. Nash, our current President, which sets forth the terms and conditions of his employment with us. The employment letter agreement has no specific term and provides for at-will employment. This agreement supersedes all existing agreements he may have with us concerning his employment relationship. Dr. Nash’s current annual base salary is $400,000, and he is eligible for an annual bonus equal to 40% (increased to 50% for 2017) of his annual base salary.
Robert A. Ashley
We entered into an employment letter agreement, dated October 30, 2013, with Mr. Ashley, our current Executive Vice President and Chief Technology Officer, which sets forth the terms and conditions of his employment with us. The employment letter agreement has no specific term and provides for at-will employment. Mr. Ashley’s current annual base salary is $381,100, and he is eligible for an annual bonus equal to 35% (increased to 45% for 2017) of his annual base salary.
Executive Change of Control and Severance Agreements
We have entered into a change of control and severance agreement, with each of our executive officers, which requires us to make payments if the executive officer’s employment with us is terminated in certain circumstances.
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
In addition, pursuant to their stock option agreements, certain optionees are eligible for full vesting acceleration of their outstanding options in the event their service is terminated other than for cause or they resign from their service for good reason, in either case, within twelve months following a change in control. Furthermore, if there is no assumption or substitution of outstanding options following a change in control and, provided further that, such optionee’s service has not terminated prior to such change in control, such outstanding options are eligible for full vesting acceleration as of the date ten days prior to the date of the change in control and will terminate upon the expiration of the stated notice period unless exercised or terminated in exchange for cash or property.

Outstanding Equity Awards at Fiscal Year-End for Fiscal 2017
The following table sets forth certain information concerning outstanding equity for our named executive officers awards at fiscal year-end December 31, 2017:

Name	Vesting Commencement Date		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Terence E. Winters, Ph.D.	9/13/2012		386,672	—	$8.00	9/25/2022
Chief Executive Officer	10/9/2018	(1)	—	100,000	$4.57	10/8/2025
	4/16/2016	(2)	41,666	58,334	$8.28	5/12/2026
	6/10/2017	(2)	12,500	87,500	$3.20	6/9/2027
Duane D. Nash, M.D., J.D.	2/8/2012		93,377	—	$0.43	3/31/2022
President	4/25/2012		23,344	—	$0.43	4/24/2022
	9/13/2012		241,670	—	$8.00	9/25/2022
	10/9/2018	(1)	—	75,000	$4.57	10/8/2025
	4/16/2016	(2)	35,416	49,584	$8.28	5/12/2026
	6/10/2017	(2)	10,625	74,375	$3.20	6/9/2027
Robert A. Ashley, M.A.	2/8/2012		93,377	—	$0.43	3/31/2022
Executive Vice President and	4/25/2012		23,344	—	$0.43	4/24/2022
Chief Technology Officer	9/13/2012		241,670	—	$8.00	9/25/2022
	10/9/2018	(1)	—	75,000	$4.57	10/8/2025
	4/16/2016	(2)	31,250	43,750	$8.28	5/12/2026
	6/10/2017	(2)	9,375	65,625	$3.20	6/9/2027

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

 Director Compensation
Our compensation committee has retained Aon Hewitt to, among other things, provide recommendations on non-employee director compensation based on an analysis of market data compiled from comparable companies in the biotechnology industry. The following table summarizes compensation paid to our non-employee directors during or with respect to the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Jean-Jacques Bienaimé	46,000	102,547	(3)	—	148,547
Cheryl L. Cohen	46,000	102,547	(4)	—	148,547
Philip M. Croxford, M.B.A.	45,500	102,547	(5)	—	148,047
Douglas E. Godshall, M.B.A.	48,000	102,547	(6)	—	150,547
Errol R. Halperin, J.D., L.L.M.	53,500	102,547	(7)	—	156,047
Faheem Hasnain	55,833	136,537	(8)	—	192,370
J. Michael Millis, M.D.	51,000	102,547	(9)	38,750	192,297
Muneer A. Satter, J.D., M.B.A.	55,667	143,566	(10)	—	199,233
Lowell E. Sears, M.B.A.	56,000	102,547	(11)	—	158,547
Randolph C. Steer, M.D., Ph.D.	51,000	102,547	(12)	—	153,547

(1) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of ASC 718. The assumptions that we used to calculate these amounts are discussed in Note 8 to our financial statements appearing at the end of this Annual Report. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. As of December 31, 2017, Dr. Winters, our Chief Executive Officer had outstanding and unexercised option awards for 686,672 shares.

(2) Dr. Millis’ was paid an aggregate of $38,750 in consideration for services as a consultant and for services rendered as chair of our Clinical Advisory Board in 2017.

(3) Mr. Bienaimé had a total of 147,225 stock options outstanding as of December 31, 2017.

(4) Ms. Cohen had a total of 79,202 stock options outstanding as of December 31, 2017.

(5) Mr. Croxford had a total of 111,416 stock options outstanding as of December 31, 2017.

(6) Mr. Godshall had a total of 167,043 stock options outstanding as of December 31, 2017.

(7) Mr. Halperin has a total of 111,924 stock options outstanding as of December 31, 2017.

(8) Mr. Hasnain has a total of 118,818 stock options outstanding as of December 31, 2017.

(9) Dr. Millis had a total of 106,059 stock options outstanding as of December 31, 2017.

(10) Mr. Satter has a total of 93,270 stock options outstanding as of December 31, 2017.

(11) Mr. Sears has a total of 167,043 stock options outstanding as of December 31, 2017.

(12) Dr. Steer had a total of 122,400 stock options outstanding as of December 31, 2017.
Dr. Winters was not eligible to receive any board compensation because he was an employee. We reimburse our directors for their reasonable expenses incurred in connection with attending board and committee meetings.

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

Pursuant to this policy, except as approved by our board of directors, each new director will receive an initial grant of non-qualified common stock options with a Black-Scholes value of approximately $250,000 on the date of grant with vesting monthly over forty-eight months, subject to the director’s continued service with us. In addition, on the date of each annual meeting of the Company’s stockholders, each Outside Director who was a Director for the entire 6-month period preceding each such meeting automatically will be granted a non-statutory stock option with a Black-Scholes value of approximately $125,000, or $175,000 in the case of the Non-Executive Chairman of the Board. Each annual award will fully vest on the earlier of (i) the one-year anniversary of its grant date or (ii) the day prior to the next annual meeting, subject to the director’s continued service with us.
Compensation Committee Interlocks and Insider Participation

As of December 31, 2017, the members of our compensation committee were, and currently are, Dr. Steer, Messrs. Bienaimé, Hasnain and Satter. None of the current or past members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or director of any entity that has one or more executive officers serving on our compensation committee or our board of directors.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2017. All outstanding option awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock Option Plan	2,596,405	$6.84	-
2014 Equity Incentive Plan (1)	3,487,077	$6.70	125,000
Equity compensation plans not approved by security holders:
Amended & Restated 2017 Inducement Equity Incentive Plan	—		1,850,000
Total	6,083,482	$6.76	1,975,000

(1)
Our 2014 Equity Incentive Plan provides for an annual increase in the number of shares available for issuance thereunder on each anniversary date of our initial public offering, equal to the lower of: (i) 1,200,000 shares of our common stock; (ii) 3% of the outstanding shares of our common stock on the second-to-last day prior to each anniversary date; (iii) an amount as our board of directors may determine.

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
The percentage ownership information shown in the table is based on an aggregate of 42,368,864 shares of our common stock outstanding as of February 28, 2018.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before April 29, 2018, which is 60 days after February 28, 2018. These shares are deemed to be outstanding and beneficially owned by the person holding those options and warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Unless otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Vital Therapies, Inc., 15010 Avenue of Science, Suite 200, San Diego, California 92128. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders:
Trusts and Other Entities Affiliated with Muneer A. Satter (1)	11,534,688	27.1%
KCK Ltd. (2)	2,788,181	6.6%
Victory Capital Management (3)	2,925,886	6.9%
Named Executive Officers and Directors:
Russell J. Cox	—	—
Terence E. Winters, Ph.D. (4)	772,861	1.8%
Duane Nash, M.D., J.D. (5)	426,822	1.0%
Robert A. Ashley, M.A. (6)	413,516	1.0%
Faheem Hasnain (7)	209,848	*
Jean-Jacques Bienaimé (8)	167,322	*
Cheryl L. Cohen (9)	33,748	*
Philip M. Croxford, M.B.A. (10)	91,485	*
Douglas E. Godshall, M.B.A. (11)	191,396	*
Errol R. Halperin, J.D., L.L.M. (12)	166,319	*
J. Michael Millis, M.D. (13)	78,717	*
Muneer A. Satter, J.D., M.B.A. (1)	11,534,688	27.1%
Lowell E. Sears, M.B.A. (14)	180,593	*
Randolph C. Steer, M.D., Ph.D. (15)	79,065	*

All directors and executive officers as a group and certain former named executive officers (16)	14,920,854	33.1%

(1) Consists of 11,382,277 shares, warrants to acquire 122,172 shares that are held by the Muneer A. Satter Revocable Trust and various other trusts and other entities for which Mr. Satter serves as trustee, investment advisor or manager and, in such capacity, has sole voting and dispositive control over all such shares and options to purchase 30,239 shares of common stock that are exercisable.

(2) The address of KCK Ltd. is KCK Ltd. A/C KCK Ltd OMC Chambers, Wickhams Cay 1, Road Town, Tortola VG1110 British Virgin Islands. KCK Ltd., through a board of directors consisting of three or more persons, has sole voting and investment power with respect to 2,788,181 shares of common stock held by KCK Ltd. This information is based solely upon a Schedule 13G filed by KCK Ltd. on February 13, 2017 for beneficial ownership as of December 31, 2016.

(3) The address of Victory Capital Management, Inc. is 4900 Tiedeman Road, 4th Floor, Brooklyn, OH 44144. Victory Capital is the beneficial owner of 2,925,886 shares of common stock held on behalf of numerous clients who have the right to receive and the power to direct the receipt of dividends from, or the proceeds of the sale of, such common stock, and Victory Capital disclaims any ownership associated with such rights. No client has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, more than 5% of the shares outstanding of common stock of the company. This information is based solely upon a Schedule 13G filed by Victory Capital Management, Inc. on February 8, 2018 for beneficial ownership as of December 31, 2017.

(4) Consists of 194,966 shares held by Terence E. Winters, 119,964 shares held by Terence E. Winters and Eileen Y. Winters, 427 shares that may be acquired pursuant to the exercise of warrants held of record by Terence E. Winters, and options to purchase 457,504 shares of common stock that are exercisable or becoming exercisable within 60 days of February 28, 2018.

(5) Consists of 8,224 shares held and options to purchase 418,598 shares of common stock that are exercisable or becoming exercisable within 60 days of February 28, 2018.

(6) Consists of 2,000 shares held and options to purchase 411,516 shares of common stock that are exercisable or becoming exercisable within 60 days of February 28, 2018.

(7) Consists of 181,943 shares held by Faheem Hasnain, 3,500 shares held by Faheem Hasnain Trust and options to purchase 24,405 shares of common stock that are exercisable or becoming exercisable within 60 days of February 28, 2018.

(8) Consists of 65,119 shares held and options to purchase 102,203 shares of common stock.

(9) Consists of 3,500 shares held by the Cheryl L. Cohen Trust Under Agreement dated April 1, 2005, Cheryl L. Cohen Trustee, and options to purchase 30,248 shares of common stock that are exercisable or becoming exercisable within 60 days of February 28, 2018.

(10) Consists of 25,091 shares held and options to purchase 66,394 shares of common stock.

(11) Consists of 69,375 shares held and options to purchase 122,021 shares of common stock.

(12) Consists of 89,417 shares held by Errol R. Halperin, 10,000 shares held by Errol Halperin IRA FBO Errol Halperin, and options to purchase 66,902 shares of common stock.

(13) Consists of 17,680 shares held and options to purchase 61,037 shares of common stock.

(14) Consists of 58,572 shares held and options to purchase 122,021 shares of common stock.

(15) Consists of 1,550 shares held, 137 shares that may be acquired pursuant to the exercise of warrants, and options to purchase 77,378 shares of common stock.

(16) Consists of 12,251,443 shares held or beneficially owned, 122,791 shares that may be acquired pursuant to the exercise of warrants, and options to purchase 2,546,620 shares of common stock that are exercisable or becoming exercisable within 60 days of February 28, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The following is a summary of transactions since January 1, 2017 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors, promoters or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this proxy statement titled “Executive Compensation.”
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

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Drs. Millis and Steer, Ms. Cohen and Messrs. Bienaimé, Croxford, Godshall, Halperin, Hasnain, Satter and Sears, representing ten of our eleven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as that term is defined under the Nasdaq listing rules. Dr. Winters was not considered an independent director, and Mr. Cox is currently not considered an independent director because of their respective positions as our Chief Executive Officer.
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
Item 14. Principal Accounting Fees and Services.
The audit committee of our board of directors selected PricewaterhouseCoopers LLP to be our independent registered public accounting firm for the year ended December 31, 2017.
The following table represents aggregate fees for services provided to us in the fiscal years ended December 31, 2017 and 2016 by PricewaterhouseCoopers LLP, our principal accountant. All fees below were pre-approved by the audit committee:

	Fiscal Year Ended
	2017	2016
Audit Fees (1)	$547,621	$486,895
Audit-related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	1,800	1,800
Total Fees	$549,421	$488,695

(1)
Audit fees consist of fees incurred for professional services by PricewaterhouseCoopers LLP for audit and quarterly reviews of our financial statements, reviews of our registration statements on Form S-3 and Form S-8 and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	We did not engage PricewaterhouseCoopers LLP to perform audit-related services.

(3)	We did not engage PricewaterhouseCoopers LLP to perform tax advisory services.

(4)	Represents annual licensing fees for an accounting database subscription.

In connection with the audit of the 2017 financial statements, we entered into an engagement agreement with PricewaterhouseCoopers LLP that sets forth the terms by which PricewaterhouseCoopers LLP will perform audit services for us. Such engagement was approved in advance by our audit committee.
Auditor Independence
In 2017, there were no other professional services provided by PricewaterhouseCoopers LLP that would have required our audit committee to consider their compatibility with maintaining the independence of PricewaterhouseCoopers LLP.

Pre-Approval Policy
Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Our audit committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to our audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date. All of the services of PricewaterhouseCoopers LLP for 2017 and 2016 described above were pre-approved by our audit committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Page
1. Financial Statements. We have filed the following documents as part of this Annual Report:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F- 2
Consolidated Balance Sheets	F- 3
Consolidated Statements of Operations	F- 4
Consolidated Statements of Comprehensive Loss	F- 5
Consolidated Statements of Stockholders’ Equity	F- 6
Consolidated Statements of Cash Flows	F- 7
Notes to Consolidated Financial Statements	F- 8

2. Financial Statement Schedules. None.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-191711	3.2	November 6, 2013
3.2	Second Amended and Restated Bylaws of the Registrant.	S-1/A	333-191711	3.4	November 6, 2013
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-191711	4.1	November 6, 2013
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated August 28, 2013.	S-1	333-191711	4.2	October 11, 2013
4.3	Investors’ Rights Agreement, dated February 23, 2012.	S-1	333-191711	4.3	October 11, 2013
4.4	Amended and Restated Investors’ Rights Agreement, dated June 7, 2011.	S-1	333-191711	4.4	October 11, 2013
10.1+	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-191711	10.1	November 6, 2013
10.2+	Employment Letter Agreement between the Registrant and Duane Nash, dated October 30, 2013.	S-1/A	333-191711	10.2	November 6, 2013
10.3+	Employment Letter Agreement between the Registrant and Robert A. Ashley, dated October 30, 2013.	S-1/A	333-191711	10.3	November 6, 2013
10.4+*	Transition Agreement and Release between the Registrant and Terence E. Winters, dated December 4, 2017.
10.5+	Employment Letter Agreement between the Registrant and Michael V. Swanson, dated August 30, 2013.	S-1/A	333-191711	10.5	November 6, 2013
10.6+	Employment Letter Agreement between the Registrant and Andrew Henry, dated October 30, 2013.	S-1/A	333-191711	10.6	April 3, 2014
10.7+	Employment Letter Agreement between the Registrant and Aron P. Stern, dated October 30, 2013.	S-1/A	333-191711	10.7	March 11, 2014
10.8+	Employment Letter Agreement between the Registrant and Richard Murawski, dated October 30, 2013.	S-1/A	333-191711	10.9	March 11, 2014
10.9+	Employment Letter Agreement between the Registrant and John Dunn, dated March 5, 2015.	10-K	001-36201	10.10	March 20, 2015
10.10+*	Employment Letter Agreement between the Registrant and Russel J. Cox, dated November 30, 2017.
10.11+	2012 Stock Option Plan and form of agreements.	S-1	333-191711	10.6	October 11, 2013
10.12+	2014 Equity Incentive Plan and form of agreements.	S-1/A	333-191711	10.11	March 11, 2014
10.13+*	Amended Global Stock Option Agreement under 2014 Equity Incentive Plan.
10.14+	Vital Therapies, Inc. Amended & Restated 2017 Inducement Equity Incentive Plan.	S-8	333-222886	4.2	February 6, 2018
10.15+	Amended & Restated 2017 Inducement Equity Incentive Plan - Form of U.S. Stock Option Agreement.	S-8	333-222886	4.3	February 6, 2018
10.16+	Executive Incentive Compensation Plan.	S-1	333-191711	10.8	October 11, 2013
10.17+	Form Change of Control and Severance Agreement.	S-1	333-191711	10.9	October 11, 2013
10.18+	Non-Employee Director Compensation Policy.	S-1/A	333-191711	10.10	November 15, 2013

10.19+	Amended Outside Director Compensation Policy.	8-K	001-36201	10.1	May 27, 2016
10.20	Standard Industrial/Commercial Multi-Tenant Lease between R.E. Hazard Contracting Company and the Registrant, dated May 5, 2017.	10-Q	001-36201	10.18	May 9, 2017
10.21	Standard Office Lease between Arden Realty Limited Partnership and the Registrant, dated May 7, 2013.	S-1	333-191711	10.12	October 11, 2013
10.22	Amended Lease between BRA CA Office Owner LLC and the Company, dated August 23, 2016.	8-K	001-36201	10.1	August 29, 2016
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

VITAL THERAPIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vital Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vital Therapies, Inc. and its subsidiaries ("the Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.
/s/ PricewaterhouseCoopers LLP
San Diego, California
March 13, 2018

We have served as the Company’s auditor since 2010.

VITAL THERAPIES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$56,901	$59,991
Other current assets and prepaid expenses	1,220	1,472
Total current assets	58,121	61,463
Property and equipment, net	2,155	2,505
Other assets	108	58
Total assets	$60,384	$64,026
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,049	$780
Accrued expenses	9,141	4,656
Other current liabilities	91	44
Total current liabilities	10,281	5,480
Long-term liabilities	59	100
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at December 31, 2017 and 2016; 42,368,864 and 32,143,475 shares issued and outstanding at December 31, 2017 and 2016, respectively	4	3
Additional paid-in capital	345,915	302,185
Accumulated other comprehensive income	78	83
Accumulated deficit	(295,953)	(243,825)
Total stockholders’ equity	50,044	58,446
Total liabilities and stockholders’ equity	$60,384	$64,026
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$39,341	$30,046	$39,773
General and administrative	13,314	11,220	12,347
Total operating expenses	52,655	41,266	52,120
Loss from operations	(52,655)	(41,266)	(52,120)
Other income:
Interest income	650	284	58
Other income (expense), net	(73)	13	39
Total other income	577	297	97
Net loss	$(52,078)	$(40,969)	$(52,023)

Net loss per share, basic and diluted	$(1.31)	$(1.31)	$(2.07)

Weighted-average common shares outstanding, basic and diluted	39,859,009	31,387,579	25,152,948
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(52,078)	$(40,969)	$(52,023)
Other comprehensive income (loss):
Unrealized gains (losses) on cash equivalents	(6)	4	—
Foreign currency translation	1	(1)	(9)
Total comprehensive loss	$(52,083)	$(40,966)	$(52,032)
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2015	23,982,786	$2	$248,305	$89	$(150,833)	$97,563
Net loss	—	—	—	—	(52,023)	(52,023)
Other comprehensive loss	—	—	—	(9)	—	(9)
Exercise of stock options and change in stock option early exercise repurchase liability	217,570	—	615	—	—	615
Stock-based compensation	—	—	4,029	—	—	4,029
Issuance of common stock, net of issuance costs	6,272,727	1	32,149	—	—	32,150
Balance at December 31, 2015	30,473,083	3	285,098	80	(202,856)	82,325
Net loss	—	—	—	—	(40,969)	(40,969)
Other comprehensive income	—	—	—	3	—	3
Exercise of stock options and change in stock option early exercise repurchase liability	8,098	—	54	—	—	54
Stock-based compensation	—	—	4,678	—	—	4,678
Issuance of common stock, net of issuance costs	1,662,294	—	12,355	—	—	12,355
Balance at December 31, 2016	32,143,475	3	302,185	83	(243,825)	58,446
Net loss	—	—	—	—	(52,078)	(52,078)
Other comprehensive income	—	—	—	(5)	—	(5)
Exercise of stock options	2,889	—	5	—	—	5
Stock-based compensation	—	—	5,480	—	—	5,480
Common stock issued for services	60,000	—	256	—	—	256
Issuance of common stock, net of issuance costs	10,162,500	1	37,939	—	—	37,940
Other	—	—	50	—	(50)	—
Balance at December 31, 2017	42,368,864	$4	$345,915	$78	$(295,953)	$50,044
The accompanying notes are an integral part of these financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(52,078)	$(40,969)	$(52,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	998	1,808	1,328
Stock-based compensation	5,480	4,678	4,029
Common stock issued for services	256	—	—
Other	(1)	85	—
Changes in operating assets and liabilities:
Other assets and prepaid expenses	165	(232)	143
Accounts payable	287	(459)	281
Accrued expenses	4,490	(587)	(3,584)
Other liabilities	6	(98)	(126)
Net cash used in operating activities	(40,397)	(35,774)	(49,952)
Cash flows from investing activities:
Purchases of property and equipment	(685)	(556)	(2,340)
Change in restricted cash	—	533	1,059
Proceeds from sale of equipment	7	2	—
Net cash used in investing activities	(678)	(21)	(1,281)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	37,998	12,355	32,189
Proceeds from exercise of stock options	5	32	515
Deferred financing costs	(19)	(13)	(283)
Net cash provided by financing activities	37,984	12,374	32,421
Effect of exchange rate changes on cash and cash equivalents	1	(4)	(10)
Net change in cash and cash equivalents	(3,090)	(23,425)	(18,822)
Cash and cash equivalents, beginning of period	59,991	83,416	102,238
Cash and cash equivalents, end of period	$56,901	$59,991	$83,416

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	$16	$41	$9

Stock issuance costs included in liabilities	$1	$—	$39

Change in stock option early exercise repurchase liability	$—	$23	$108

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Basis of Financial Statements
Description of Business
We are a clinical-stage biotechnology company focusing on the discovery, development and commercialization of cell-based therapies capable of transforming the management of life-threatening conditions. Our initial product candidate, the ELAD® System, or ELAD, is a human-cell-based, bio-artificial liver which is being developed to improve rates of survival among patients with acute forms of liver failure. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not recognized revenues from our planned principal operations. In August 2015, we reported that our VTI-208 phase 3 clinical trial of ELAD in severe alcoholic hepatitis failed to reach its primary or secondary endpoints, although medically pertinent pre-specified subsets based on age and disease severity did show trends toward efficacy. Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we also discontinued our VTI-210 and VTI-212 clinical trials. We are currently completing enrollment of subjects in our new phase 3 clinical trial of ELAD, known as VTL-308, in severe alcoholic hepatitis, based on our analysis of the results of the VTI-208 clinical trial. Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties including the failure of our clinical trial to meet its endpoint, failure to obtain regulatory approval to commercialize ELAD and failure to secure additional funding to complete the development and commercialization of ELAD.
Liquidity
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $296.0 million through December 31, 2017. Based on the structure and timing of the VTL-308 clinical trial, assuming limited activities related to the submission for a biologics license application, or BLA, and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $56.9 million as of December 31, 2017 should be sufficient to fund our operations through the first quarter of 2019, past the expected announcement of topline data for the VTL-308 clinical trial, which we currently anticipate to be in the third quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of and enrollment in our clinical trials, the timing of any possible submission of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs which may deplete current cash and cash equivalents sooner than planned. Furthermore, our operating plans may change, and we may need additional funds earlier to meet operational needs and capital requirements for product development, BLA-related activities and building for commercialization.

We plan to address our liquidity needs through pursuing additional funding which we may seek to obtain through a combination of equity or debt financings, or government or other third-party financing, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In this regard, we currently have an effective shelf registration statement on Form S-3 on file with the SEC. The shelf registration statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of $112.5 million of common stock, preferred stock, warrants, debt securities or units in one or more offerings and in any combination, of which $62.2 million may be offered, issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. However, there is no assurance that we will be able to obtain additional funding on acceptable terms or at all. If the Company is not able to secure adequate additional funding, it will be required to make reductions in certain spending to extend current funds. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs or clinical trials. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Any of these factors could harm our operating results and future prospects.

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
The carrying value of cash and cash equivalents, other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximates fair value due to the short period of time to maturity.
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

Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not recognized any impairment losses in the years ended December 31, 2017, 2016 or 2015.
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
The fair value of options granted to consultants is estimated using the BSM option pricing model and is re-measured at each reporting date with changes in fair value prior to vesting recognized as expense in the consolidated statements of operations across the applicable vesting period. For performance-based stock options to consultants, we record stock-based compensation expense only when the performance-based milestone is achieved unless there is a performance commitment.
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

We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2017 and 2016, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of December 31,
	2017	2016	2015
Options to purchase common stock	6,083,482	4,841,274	3,716,520
Warrants to purchase common stock	240,620	240,620	250,646
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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the classification of restricted cash in the statements of cash flows. This ASU will require that our statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this ASU are effective for interim periods beginning after December 15, 2017, with early adoption permitted. We will adopt this standard in 2018, and ASU 2016-18 will not have a significant impact on our consolidated financial statements at the time of adoption.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” or ASU 2017-09. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We expect to adopt ASU 2017-09 for fiscal year 2018. The amendments will be applied on a prospective basis to any award modified on or after the adoption date. Consistent with our past practice and ASU 2017-09, we recorded $724,000 for stock option modifications in 2017, including modifications related to the transition of our chief executive officer.
3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	December 31,
	2017	2016
Manufacturing, clinical and laboratory equipment	$7,500	$7,325
Leasehold improvements	4,727	4,450
Office furniture and equipment	234	220
Construction in progress	17	111
	12,478	12,106
Less: accumulated depreciation and amortization	(10,323)	(9,601)
Total	$2,155	$2,505
Depreciation and amortization expense was $998,000, $1.8 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Accrued Expenses
Accrued expenses consist of (in thousands):

	December 31,
	2017	2016
Accrued clinical and related costs	$5,377	$2,316
Accrued compensation and related taxes	3,591	2,154
Accrued other	173	186
Total	$9,141	$4,656

4. Commitments and Contingencies
Operating Leases
We lease office, manufacturing and research and development facilities, and equipment under various non-cancellable operating lease agreements with expiration dates into 2022. In August 2016, we entered into amendments to extend certain leases for office and research and development space to January 2019. These amended leases do not include renewal options. Our facility leases generally provide for periodic rent increases and many contain escalation clauses. In May 2017, we entered into a new lease, or the Lease, extending the term of our existing manufacturing and research and development facility lease from June 2017 to June 2022. The Lease includes a renewal option and requires the payment of our proportionate share of the facility's operating expenses. Future minimum annual obligations under all non-cancellable operating lease commitments at December 31, 2017 are as follows (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$2,584	$1,073	$469	$387	$434	$221	$—
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Total rent, property taxes and routine maintenance expense under our operating leases was $999,000, $933,000 and $862,000 during the years ended December 31, 2017, 2016 and 2015, respectively. Current and long-term deferred rent totaled $91,000 and $59,000 at December 31, 2017 and $44,000 and $99,000 at December 31, 2016, respectively.
Purchase Commitments
Some of our most significant clinical trial expenditures are to investigative sites and to CROs. These agreements are cancellable by either party at any time upon written notice and do not have any cancellation penalties, but do obligate us to reimburse the providers for any time or costs incurred through the date of termination and to close out clinical sites. In the course of normal business operations, we also enter into agreements with contract service providers and others. We can elect to discontinue the work under these contracts and purchase orders with notice. These items are not included in the table below.
The following table summarizes our purchase obligations at December 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	3-5 Years	More Than 5 Years
Purchase obligation	$431	$431	$—	$—	$—
As of December 31, 2017, our purchase obligations include existing purchase commitments of $288,000 with a vendor for raw materials that will be used in manufacturing on an as needed basis. During the years ended December 31, 2017, 2016 and 2015, we purchased $1.1 million, $943,000 and $1.2 million, respectively, of materials from this vendor. Our purchase obligations also include a purchase commitment of $143,000 with a vendor for a component used in our clinical trials that will be manufactured and delivered on an as agreed upon schedule during 2018. During the years ended December 31, 2017, 2016 and 2015, we purchased $228,000, $139,000 and $106,000, respectively, of materials from this vendor.
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
5. Fair Value
The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$55,245	$55,245	$—	$—

	Fair Value Measurement at December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$57,715	$57,715	$—	$—
There were no liabilities measured at fair value on a recurring basis as of December 31, 2017 or 2016. The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature.
For our money market funds, unrealized gains and losses are reported as accumulated other comprehensive income (loss), and realized gains and losses are included in interest income on the consolidated statements of operations. There were no transfers between Level 1, Level 2 or Level 3 for our assets or liabilities during the periods presented.
6. Common Stock and Stock Warrants
Certificate of Incorporation
The material terms of our amended restated certificate of incorporation, which became effective as of the closing of our IPO, are as follows:
Authorized Shares
Our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of stock consisting of 130,000,000 shares of common stock, par value of $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.0001 per share.
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
In October 2015, we completed a follow-on public offering raising gross proceeds of $34.5 million under the shelf registration statement. The net proceeds to us from the following offering were $32.1 million, after deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of $280,000.
During the year ended December 31, 2016, we raised gross proceeds of $12.2 million pursuant to the ATM selling 1.5 million shares of our common stock at a weighted average price of $7.90 per share. The net proceeds to us from the ATM were $11.7 million after deducting underwriter commissions of $366,000 and estimated offering expenses of $173,000.
In March 2017, we completed an additional follow-on public offering under the shelf registration statement raising gross proceeds of $40.3 million. Under this follow-on public offering, we sold 10.1 million shares of our common stock at a price of $4.00 per share. The net proceeds to us from the March 2017 follow-on offering were $37.5 million, after deducting underwriting discounts and commissions of $2.4 million and offering expenses of approximately $362,000. During the year ended December 31, 2017, we raised gross proceeds of $600,000 pursuant to the ATM selling 100,000 shares of our common stock at a price of $6.00 per share. The net proceeds to us from the ATM were $468,000 after deducting underwriter commissions of $18,000 and estimated offering expenses of $114,000.
At December 31, 2017, $112.5 million remains available for issuance and sale under the shelf registration statement, $62.2 million of which may be offered, issued and sold under the ATM. The shelf registration statement on Form S-3 expires on May 26, 2018.

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
Common Stock Issued for Services
On October 30, 2017, we entered into an independent consulting agreement, or the Consulting Agreement, with two consulting groups, or the Consultants, pursuant to which we issued 60,000 restricted shares of our common stock to the Consultants as partial consideration for investor relations services to be rendered. The restricted shares have not been registered based on a specific exemption from the registration requirements of the Securities Act. The terms of the Consulting Agreement state that we have the right to terminate the Consulting Agreement at any time, upon providing written notice. If we elect to terminate this agreement for any reason within 180 days following the effective date, each of the Consultants will be required to promptly surrender to us 40% of the number of restricted shares issued to it. In connection with this transaction, we valued 36,000 shares, or 60% of the shares, at the quoted market price of $207,000, or $5.75, per share, on the date of the agreement. The remaining 24,000 shares are being adjusted to fair value based on the closing price at the end of the reporting period with the expense being recorded ratably over the 180-day period. We recognized expense in connection with these consulting shares of $256,000 during the year ended December 31, 2017 in general and administrative expenses.
Warrants
We issued warrants in connection with financing activities and for consulting services in years prior to our initial public offering. As of December 31, 2017 and 2016, warrants for 240,620 shares of common stock were outstanding and exercisable at an exercise price of $92.99 and expire in September 2019.
Stock Reserved for Future Issuance
Shares reserved for future issuance at December 31, 2017 are as follows:

Number of Shares
Common stock options outstanding	6,083,482
Common stock options available for future grant:
2014 Equity Incentive Plan	125,000
Amended and Restated 2017 Inducement Equity Incentive Plan	1,850,000
Exercise of common stock warrants outstanding	240,620
Total common shares reserved for future issuance	8,299,102
7. Stock Compensation Plans
Equity Incentive Plans
Our 2014 Equity Incentive Plan, or the 2014 Plan, became effective in April 2014 and replaced our 2012 Stock Option Plan, or the 2012 Plan, with respect to future awards. The 2014 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units to employees, directors, and consultants. The 2012 Plan provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights, and performance awards to employees, directors, and consultants. Option grants under our 2012 Plan were exercisable immediately and subject to repurchase rights, all of which have lapsed.
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
Pursuant to such provisions, the number of shares available for issuance under the 2014 Plan was increased by 1,200,000 shares effective April 16, 2017. Shares available for grant under the 2014 Plan totaled 125,000 shares as of December 31, 2017.
In September 2017, our board of directors approved the 2017 Inducement Equity Incentive Plan and amended and restated the plan in November 2017, or the Inducement Plan, which has terms and conditions substantially similar to our 2014 Plan. Under the Inducement Plan, 1,850,000 shares of our common stock were reserved to be used exclusively for grants to individuals who were not previously our employees or directors, as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2017, we had not made any grants under the Inducement Plan. See Note 10 regarding a subsequent grant under the Inducement Plan.
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
In 2015, our board of directors (the “Board”) approved grants for performance-based stock options to certain employees and consultants under the 2014 Plan. Performance-based stock options for 647,322 shares remain outstanding at December 31, 2017. Performance-based stock options that have not been forfeited will fully vest on the third anniversary of the grant date if (i) our VTL-308 clinical trial has achieved statistical significance in its primary efficacy endpoint and (ii) the participant is a continuing service provider through the third anniversary of the grant date (as such terms are defined in the 2014 Plan). Vesting of the performance-based stock options will not be accelerated if the performance goal is achieved in less than three years. As of December 31, 2017 and 2016, we deemed the performance condition as being probable and are recording stock-based compensation expense over the requisite service period for all performance-based stock options held by employees. The performance-based stock options have exercise prices ranging from $4.57 to $7.69 per share, the closing sales price of our common stock on the grant dates, and expire ten years from the grant date (or earlier in accordance with the terms of the 2014 Plan and the related stock option agreement).
The following table summarizes stock option activity under the 2012 and 2014 Plans:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2017	4,841,274	$7.78
Granted	1,405,054	$3.28
Exercised	(2,889)	$1.84
Forfeited and expired	(159,957)	$7.38
Outstanding as of December 31, 2017	6,083,482	$6.76	7.0	$6,709
Options vested and expected to vest as of December 31, 2017	5,980,525	$6.79	6.9	$6,530
Options exercisable as of December 31, 2017	3,562,490	$7.94	5.7	$2,491
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of our common stock for those shares that had exercise prices lower than the fair value of our common stock as of December 31, 2017. The number of options vested and expected to vest is calculated as the total number of options vested plus the number of unvested options remaining after applying our estimated forfeiture rate.

The following table summarizes information about stock options (in thousands):

	Year Ended December 31,
	2017	2016	2015
Aggregate intrinsic value of options exercised	$10	$39	$1,235
We have not capitalized any stock based-compensation into the cost of inventory nor have we recognized an income tax benefit from the exercise of any stock options as we continue to record a full valuation allowance on our deferred tax assets.
Stock-based Compensation Expense
The weighted-average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2017, 2016 and 2015 was $2.34, $5.70 and $5.81, respectively. The following are the ranges of underlying assumptions used to determine the fair value of stock options granted to employees and non-employees:

Years Ended December 31,
	2017	2016	2015
Employees and Directors:
Risk-free interest rate	1.5% - 2.0%	1.5% - 1.7%	1.7% - 1.9%
Expected dividend yield	—%	—%	—%
Expected volatility	82% - 85%	77% - 86%	73% - 92%
Expected term of options (years)	5.9 - 6.1	5.9 - 6.0	5.8 - 6.0
Range of common stock value	$2.75 - $5.80	$5.90 - $8.97	$4.57 - $26.71

Non-Employees:
Risk-free interest rate	1.0% - 2.1%	0.5% - 1.9%	0.1% - 1.9%
Expected dividend yield	—%	—%	—%
Expected volatility	66% - 84%	77% - 97%	56% - 94%
Expected term of options (years)	0.5 - 4.5	0.2 - 5.5	0.3 - 6.0
Range of common stock value	$2.90 - $5.95	$4.35 - $9.07	$4.04 - $25.01
The following tables summarize the allocation of stock-based compensation expense to employees and non-employees (in thousands):

	Years Ended December 31,
	2017	2016	2015
Employees and Directors:
Research and development	$1,645	$1,758	$1,412
General and administrative	3,742	2,751	2,012
Total	$5,387	$4,509	$3,424

Non-Employees:
Research and development	$93	$153	$490
General and administrative	—	16	115
Total	$93	$169	$605

As of December 31, 2017, there was $6.2 million and $449,000 of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, the expense to be recognized will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for employee and non-employee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 1.7 years and 2.1 years, respectively. Immediately following the transition described in note 10 to the consolidated financial statements, as of January 3, 2018, there was $12.7 million and $1.3 million of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized and expected to be recognized over 2.7 years and 2.0 years, respectively.

8. Income Taxes
Our net loss before income tax was subject to tax in the following jurisdictions for the following periods (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(52,066)	$(40,929)	$(51,779)
Foreign	(12)	(40)	(244)
	$(52,078)	$(40,969)	$(52,023)
Our rate reconciliation consists of the following:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State tax (net of federal benefit)	0.0%	0.1%	5.8%
Effects of U.S. tax rate change	(47.6)%	0.0%	0.0%
Federal and state tax credits	46.8%	2.9%	3.0%
Uncertain tax positions	(5.3)%	(16.0)%	0.0%
Stock options	(1.4)%	(1.5)%	(1.0)%
Other	(0.2)%	(2.5)%	0.5%
Change in valuation allowance	(27.3)%	(18.0)%	(43.3)%
Effective tax rate	0.0%	0.0%	0.0%
Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As tax laws and rates change, deferred tax assets and liabilities are adjusted through income tax expense.
On December 22, 2017, H.R. 1/Public Law No. 115-97 known as the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The effects of this new federal legislation are recognized upon enactment, which is the date a bill is signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. As a result of the Tax Act, we have revalued our net deferred tax assets as of December 31, 2017 to reflect the rate reduction. We recorded a reduction in our net deferred tax assets of $24.8 million in the fourth quarter of 2017 related to the revaluation of our net deferred tax assets as a result of the Tax Act; however, the revaluation does not result in any additional net income tax expense as our net deferred tax assets are fully offset by the valuation allowance.
Significant components of our net deferred tax assets are shown below. A valuation allowance has been established as realization of such net deferred tax assets has not met the more likely-than-not threshold requirement. If our judgment changes and it is determined that we will be able to realize these net deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets will be accounted for as a reduction to income tax expense.

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Federal and state tax credits	$43,600	$6,056
Net operating loss carryforwards	35,903	58,722
Stock-based compensation	2,371	2,760
Foreign net operating loss carryforwards	169	256
Other, net	1,809	1,816
Total deferred tax assets	83,852	69,610
Less valuation allowance	(83,852)	(69,610)
	$—	$—
We have incurred net operating losses each year since inception due to our history as a development stage company with no realized revenues from our planned principal operations. These cumulative operating losses provide significant negative evidence in the determination of whether or not we will be able to realize our deferred tax assets such as our net operating losses and other favorable temporary differences. Our product candidate is in clinical trials, and there can be no assurance that it will ever be approved or that we will generate taxable income. As a result, we have maintained a full valuation allowance against the entire balance of our net deferred tax assets since the date of inception. The valuation allowance increased by $14.2 million and $7.3 million for the years ended December 31, 2017 and 2016, respectively.
In 2017, we made the decision to amend our federal tax returns to claim an orphan drug credit for the tax periods from 2013 through 2016. As a result, before consideration of any uncertain tax positions, we recorded orphan drug credit carryforwards of $34.2 million and reductions to our federal research and development credit and NOL carryforwards tax effect of $4.5 million and of $7.3 million, respectively, in 2017.
As of December 31, 2017, we had available net operating loss, or NOL, carryforwards of approximately $167.7 million and $200.8 million for federal and state income tax purposes, respectively. These state NOL carryforwards include $189.8 million in California NOLs generated in 2013 through 2017, which have been determined to be uncertain tax positions and, accordingly, are not included in our deferred tax assets. The federal and unexpired state NOLs begin to expire in 2032. In addition, as of December 31, 2017, before consideration of any uncertain tax positions, we had federal orphan drug, federal research and development, and state research and development tax credit carryforwards of $43.8 million, $0.8 million and $3.6 million, respectively. Certain federal orphan drug tax credits and federal research and development credits begin to expire in 2033 and 2032, respectively, and the state research and development tax credits do not expire. These carryforwards and tax credits are net of the Section 382 and 383 limitations discussed below.
During the year ended December 31, 2017, $361,000 of NOLs from our Chinese subsidiary expired leaving $677,000 of NOLs from our Chinese subsidiary as of December 31, 2017. There will be further expirations of this NOL in 2018 and beyond.
Sections 382 and 383 of the Internal Revenue Code, or the IRC, limit a company’s ability to utilize certain net operating losses and tax credit carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined. We experienced changes in ownership, as defined in Section 382, in February 2012 and in December 2013. As a result, the deferred tax asset associated with our federal and state net operating loss carryforwards and federal and state tax credits have been reduced based on the Section 382 limitations. The amount of the reduction in our deferred tax assets is based on the estimated amount of the NOL carryforwards and federal and state research credits we believe cannot be used based on the estimated amount of our Section 382 annual limitation. We have reduced our deferred tax assets by $15.0 million and have estimated that approximately $58.7 million and $37.8 million, respectively, of our federal and state NOLs for tax purposes cannot be used in future years as a result of this change in ownership. Additionally, we have estimated that approximately $2.2 million and $1.6 million of our federal and state research and development tax credits, respectively, cannot be used in future years due to the Section 382 limitation. We have not experienced any additional changes as defined in Section 382 through December 31, 2017. If additional Section 382 changes occur, limitations against the utilization of net operating losses and tax credits could further impact our future cash flows, but would not impact our 2017 consolidated financial statements, due to the existence of a full valuation allowance against our deferred tax assets.

The following table summarizes the activity related to our uncertain tax positions (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$16,095	$1,422
Additions based on tax positions related to the current year	5,134	4,408
Changes for prior period tax positions	2,041	10,265
Balance at end of year	$23,270	$16,095
Our uncertain tax positions relate to the apportionment of losses to California and to expenses qualifying for federal and state tax credits. In 2013, California adopted a single factor, sales, for apportioning income and losses to the state. However, we have filed our California state tax returns utilizing a multiple factor apportionment based on salaries, property and sales in the state. This position is based on a prior court ruling supporting the use of the multiple factor apportionment; however, this ruling was overturned by the California Supreme Court in December 2015. The ruling was filed with the U.S. Supreme Court, and in October 2016, the U.S. Supreme Court declined to hear the case. California has no regulations or guidance nor have there been any rulings addressing how a company with no sales should apportion losses to California. As most of our operations are in California, we intend to file our tax returns using a multiple factor apportionment until such time as California provides a ruling or guidance on such an apportionment.
We do not anticipate any significant changes in the amount of uncertain tax positions as of December 31, 2017 over the next twelve months; however, should California rule or provide guidance on apportionment to companies operating in the state, we would again recognize deferred tax assets for NOL carryforwards for losses apportioned to California based on such rule or guidance. Due to the full valuation allowance that we have on our net deferred tax asset balance, there are no uncertain tax positions that would impact the effective tax rate if recognized.
We are subject to U.S. federal, California and various other states and Chinese income taxes. We are no longer subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years ended on or before December 31, 2013 and 2012, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine the period from 2003 through 2017 where NOLs or tax credits were generated and carried forward, and make adjustments to the amount of the NOL or tax credit carryforwards. We are not currently under examination by any federal or state jurisdictions.
9. Selected Quarterly Data (unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2017 and 2016 are as follows (in thousands, except per share data):

	For the Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2017:
Operating expenses	$12,687	$12,549	$12,639	$14,780	$52,655
Net loss	$(12,602)	$(12,407)	$(12,481)	$(14,588)	$(52,078)
Basic and diluted net loss per share (1)	$(0.39)	$(0.29)	$(0.30)	$(0.35)	$(1.31)
2016:
Operating expenses	$9,656	$9,546	$10,239	$11,825	$41,266
Net loss	$(9,589)	$(9,468)	$(10,178)	$(11,734)	$(40,969)
Basic and diluted net loss per share (1)	$(0.31)	$(0.30)	$(0.32)	$(0.37)	$(1.31)

(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share calculations will not necessarily equal the annual per share calculation.

10. Chief Executive Officer Transition

On November 30, 2017, the board of directors appointed Russell J. Cox as our Chief Executive Officer with an effective start date of January 3, 2018. Mr. Cox will receive a base salary of $540,000 annually and a cash signing bonus of $330,000. Mr. Cox is eligible each year for a target bonus of 50% of his base salary as then in effect. Following his start date, Mr. Cox received a nonstatutory stock option to purchase 1,588,832 shares of our common stock under the Inducement Plan. The option has a 10-year term and an exercise price of $6.30. The option grant will vest over four years with 25% of the total shares vesting one year from his start date and 1/48th of the total shares vesting monthly for the next three years subject to his continued service.

Dr. Terence E. Winters stepped down from being our chief executive officer, and became a consultant on January 1, 2018. As a part of Dr. Winters’ transition and consulting agreements, Dr. Winters’ outstanding stock options were modified (i) to extend the period of exercisability for the full term of the option rather than three months from the termination of the consulting agreement, and (ii) to accelerate the vesting of Dr. Winters’ stock options, including his performance options to the extent applicable, should we terminate the consulting agreement prior to the end of its term including the renewal period. In the period ended December 31, 2017, we recorded $525,000 in severance costs and stock-based compensation expense of $674,000 associated with this stock option modification for Dr. Winters. In future periods, the unvested component of these stock options will be treated in a manner that is consistent with the other options that we have granted to consultants, as is more fully described in note 2 to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Vital Therapies, Inc.

Date: March 13, 2018	By:	/s/ Russell J. Cox
Russell J. Cox
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Russell J. Cox and Michael V. Swanson, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL J. COX	Director and Chief Executive Officer (Principal Executive Officer)	March 13, 2018
Russell J. Cox

/s/ MICHAEL V. SWANSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2018
Michael V. Swanson

/s/ FAHEEM HASNAIN	Chairman	March 13, 2018
Faheem Hasnain

/s/ JEAN-JACQUES BIENAIMÉ	Director	March 13, 2018
Jean-Jacques Bienaimé

/s/ CHERYL L. COHEN	Director	March 13, 2018
Cheryl L. Cohen

/s/ PHILIP M. CROXFORD	Director	March 13, 2018
Philip M. Croxford

/s/ DOUGLAS E. GODSHALL	Director	March 13, 2018
Douglas E. Godshall

/s/ ERROL R. HALPERIN	Director	March 13, 2018
Errol R. Halperin

/s/ J. MICHAEL MILLIS, M.D.	Director	March 13, 2018
J. Michael Millis, M.D.

/s/ MUNEER A. SATTER	Director	March 6, 2018
Muneer A. Satter

/s/ LOWELL E. SEARS	Director	March 13, 2018
Lowell E. Sears

/s/ RANDOLPH C. STEER, M.D., PH.D.	Director	March 13, 2018
Randolph C. Steer, M.D., Ph.D.