Form 10-K/A
period 2017-12-31
VITAL THERAPIES INC
filed 2018-03-14
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Vital Therapies, Inc., or the Company, is filing this Amendment No. 1 on Form 10-K/A, or Form 10-K/A, to its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 13, 2018 (the “Form 10-K”) solely to amend Exhibit 23.1, the Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, or Exhibit 23.1. The Company is amending the Form 10-K due to a typographical error in Exhibit 23.1 included in the Form 10-K, which resulted in Exhibit 23.1 not conforming to the consent provided by the auditors. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer. Accordingly, Part IV, Item 15 of the Form 10-K is being amended to reflect the filing of a new Exhibit 23.1 and the new certifications.
Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K, including the disclosures contained in Part I, Part II and Part III of the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a)(3) Exhibits

Exhibit No.	Description

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Vital Therapies, Inc.

Date: March 13, 2018	By:	/s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting Officer)