Form 10-Q
period 2018-03-31
VITAL THERAPIES INC
filed 2018-05-08
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock outstanding as of the close of business on April 30, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	42,368,998

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$43,647	$56,901
Prepaid expenses and other current assets	1,188	1,220
Total current assets	44,835	58,121
Property and equipment, net	2,072	2,155
Other assets	101	108
Total assets	$47,008	$60,384
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$893	$1,049
Accrued expenses	8,701	9,141
Other current liabilities	72	91
Total current liabilities	9,666	10,281
Long-term liabilities	47	59
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at March 31, 2018 and December 31, 2017; 42,368,864 and 42,368,864 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	347,557	345,915
Accumulated other comprehensive income	75	78
Accumulated deficit	(310,341)	(295,953)
Total stockholders’ equity	37,295	50,044
Total liabilities and stockholders’ equity	$47,008	$60,384
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$10,157	$9,628
General and administrative	4,335	3,059
Total operating expenses	14,492	12,687
Loss from operations	(14,492)	(12,687)
Other income (expense):
Interest income	170	97
Other income (expense), net	(66)	(12)
Total other income	104	85
Net loss	$(14,388)	$(12,602)

Net loss per share, basic and diluted	$(0.34)	$(0.39)

Weighted-average common shares outstanding, basic and diluted	42,368,864	32,645,103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(14,388)	$(12,602)
Other comprehensive income (loss):
Unrealized gain (loss) on cash equivalents	(3)	1
Total comprehensive loss	$(14,391)	$(12,601)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,388)	$(12,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	335
Stock-based compensation	1,553	1,263
Common stock issued for services	89	—
Other	(4)	(2)
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	69	(316)
Accounts payable	(145)	396
Accrued expenses	(441)	33
Other liabilities	(31)	(17)
Net cash used in operating activities	(13,074)	(10,910)
Cash flows from investing activities:
Purchases of property and equipment	(150)	(274)
Proceeds from sale of equipment	—	3
Net cash used in investing activities	(150)	(271)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	37,825
Deferred financing costs	(30)	—
Proceeds from exercise of stock options	—	1
Net cash (used in) provided by financing activities	(30)	37,826

Net change in cash and cash equivalents	(13,254)	26,645
Cash and cash equivalents, beginning of period	56,901	59,991
Cash and cash equivalents, end of period	$43,647	$86,636

Supplemental disclosure of noncash investing and financing activities:
Stock issuance costs included in liabilities	$—	$481
Purchases of property and equipment included in liabilities	$7	$87
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
We are a clinical-stage biotechnology company focusing on the discovery, development and commercialization of cell-based therapies capable of transforming the management of life-threatening conditions. Our initial product candidate, the ELAD® System, or ELAD, is a human-cell-based, bio-artificial liver which is being developed to improve rates of survival among patients with acute forms of liver failure. Since inception, we have devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing and have not recognized revenues from our planned principal operations. In August 2015, we reported that our VTI-208 phase 3 clinical trial of ELAD in severe alcoholic hepatitis failed to reach its primary or secondary endpoints, although medically pertinent pre-specified subsets based on age and disease severity did show trends toward efficacy. Considering the results of the VTI-208 clinical trial and in an effort to focus our personnel and financial resources, we also discontinued our VTI-210 and VTI-212 clinical trials. In March 2018, we completed enrollment in our phase 3 clinical trial, VTL-308, of 151 subjects with severe alcoholic hepatitis. The trial design of VTL-308, was based on our analysis of the results of the VTI-208 clinical trial. Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties including the failure of our clinical trial to meet its endpoint, failure to obtain regulatory approval to commercialize ELAD and failure to secure additional funding to complete the development and commercialization of ELAD.
Liquidity
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $310.3 million through March 31, 2018. Assuming limited activities related to the submission for a biologics license application, or BLA, and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $43.6 million as of March 31, 2018 should be sufficient to fund our operations through the first quarter of 2019, past the expected announcement of topline data for the VTL-308 clinical trial, which we currently anticipate to be in the third quarter of 2018, likely September. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the completion of our VTL-308 clinical trial, the timing of any possible submission of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs which may deplete current cash and cash equivalents sooner than planned. In any case, we will need additional liquidity to fund operations prior to a year from the date of the issuance of our condensed consolidated financial statements for the three months ended March 31, 2018.
Our capital requirements and our ability to fund such requirements are expected to be different based on the outcome of the VTL-308 clinical trial. With successful clinical data, we plan to substantially increase our BLA and commercialization activities and, therefore, our costs. In this event, we would seek to obtain funding through equity or debt financing, and possibly marketing and distribution arrangements or other collaborations, strategic alliances or licensing agreements. Should the VTL-308 clinical trial require additional clinical development or should the trial be unsuccessful, we would attempt to substantially restructure our operations to conserve funds and possibly sell assets or even liquidate the company, depending on the VTL-308 data. In this event, we may also seek funding through similar sources; however, funding in such circumstances would be expected to be more difficult to secure, if at all.

We currently have an effective shelf registration statement on Form S-3 on file with the SEC, which expires May 26, 2018. The shelf registration statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of $112.5 million of common stock, preferred stock, warrants, debt securities or units in one or more offerings and in any combination, of which $62.2 million may be offered, issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. We expect to file for a new shelf registration statement around the expiration date of the existing Form S-3 registration statement.

However, there is no assurance that we will be able to obtain additional funding on acceptable terms or at all. If we are not able to secure adequate additional funding, we will be required to make reductions in certain spending to extend current funds. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs and further clinical development. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Any of these factors could harm our operating results and future prospects. Based on the above, substantial doubt exists over our ability to continue as a going concern for one year from the date of the issuance of our condensed consolidated financial statements for the three months ended March 31, 2018.
Basis of Presentation and Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated balance sheet as of December 31, 2017 included in this report has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.
In addition, our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of asset and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three months ended March 31, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result from uncertainty related to our ability to continue as a going concern.

Unaudited Interim Financial Information

The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or any other future interim period or year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2018.
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
The carrying value of cash and cash equivalents, other current assets and prepaid expenses, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short period of time to maturity.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not recognized any impairment losses in either the three months ended March 31, 2018 or the year ended December 31, 2017.
Clinical Trial Accruals
As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process seeks to account for expenses resulting from our obligations under agreements with clinical sites, clinical research organizations, or CROs, vendors, and consultants in connection with conducting our clinical trials. We account for these expenses according to the progress of each trial as measured by subject enrollment, the timing of various aspects of the trial and if available, information from our service providers. During the course of a clinical trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary, and could result in us reporting amounts that may later be determined to be higher or lower than our estimates for a particular period and adjustments to our research and development expenses may be necessary in future periods.
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
The fair value of options granted to consultants is estimated using the BSM option pricing model and is re-measured at each reporting date with changes in fair value prior to vesting recognized as expense in the condensed consolidated statements of operations across the applicable vesting period. For performance-based stock options held by consultants, we record stock-based compensation expense only when the performance-based milestone is achieved unless there is a performance commitment.
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
Expected Volatility
The expected stock price volatility for our common stock is estimated based on volatilities of a peer group of similar publicly-traded, biotechnology companies by taking the average historic price volatility for the peers for a period equivalent to the expected term of the stock option grants. We do not use our average historical price volatility as we have only been a publicly-traded company since April 2014.
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

Leases
We lease all of our research, manufacturing and office space and enter into various other operating lease agreements in conducting our business. At the inception of each lease, we evaluate the lease agreement to determine whether the lease is an operating or capital lease. Some of our lease agreements may contain renewal options, tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability equal to the difference between the rent expense and future minimum lease payments due. The rent expense related to operating leases is recognized on a straight-line basis in the statements of operations over the term of each lease. In cases where our lessor grants us leasehold improvement allowances that reduce our rent expense, we capitalize the improvements as incurred and recognize deferred rent, which is amortized over the shorter of the lease term or the expected useful life of the improvements.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2018 and December 31, 2017, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of March 31,
	2018	2017
Options to purchase common stock	7,740,808	4,863,702
Warrants to purchase common stock	240,620	240,620
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the classification of restricted cash in the statements of cash flows. This ASU requires that our statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this standard in the first quarter of 2018, and the adoption did not have any impact on our condensed consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” or ASU 2017-09. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. We adopted this standard in the first quarter of 2018, and the adoption did not have a significant impact on our condensed consolidated financial statements.

3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	March 31, 2018	December 31, 2017
Manufacturing, clinical and laboratory equipment	$7,616	$7,500
Leasehold improvements	4,727	4,727
Office furniture and equipment	246	234
Construction in progress	30	17
	12,619	12,478
Less: accumulated depreciation and amortization	(10,547)	(10,323)
Total	$2,072	$2,155

Depreciation and amortization expense was $224,000 and $335,000 for the three months ended March 31, 2018 and 2017, respectively.
Accrued Expenses
Accrued expenses consist of (in thousands):

	March 31, 2018	December 31, 2017
Accrued clinical and related costs	$6,219	$5,377
Accrued compensation and related taxes	1,820	3,591
Accrued other	662	173
Total	$8,701	$9,141
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
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Total rent, property taxes and routine maintenance expense under our operating leases was $298,000 and $255,000 for the three months ended March 31, 2018 and 2017, respectively. Current and long-term deferred rent totaled $72,000 and $47,000 at March 31, 2018, and $91,000 and $59,000 at December 31, 2017, respectively.
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

5. Fair Value
The following fair value hierarchy tables present information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at March 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$42,639	$42,639	$—	$—

	Fair Value Measurement at December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$55,245	$55,245	$—	$—
There were no liabilities measured at fair value on a recurring basis as of March 31, 2018 or as of December 31, 2017. The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature.
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
Since filing the Form S-3 in May 2015, we have raised gross proceeds under the shelf registration statement of $74.7 million from two follow-on public offerings and $12.8 million pursuant to the ATM through December 31, 2017. We did not sell any shares under the shelf registration statement during the three months ended March 31, 2018. At March 31, 2018, $112.5 million remains available for issuance and sale under the shelf registration statement, $62.2 million of which may be offered, issued and sold under the ATM. The shelf registration statement on Form S-3 expires on May 26, 2018.
Common Stock Issued for Services
On October 30, 2017, we entered into an independent consulting agreement, or the Consulting Agreement, with two consulting groups, or the Consultants, pursuant to which we issued 60,000 restricted shares of our common stock to the Consultants as partial consideration for investor relations services to be rendered. The restricted shares have not been registered based on a specific exemption from the registration requirements of the Securities Act. The terms of the Consulting Agreement state that we have the right to terminate the Consulting Agreement at any time, upon providing written notice. We had the right to terminate this agreement for any reason within 180 days following the effective date, whereby each of the Consultants would have been required to promptly surrender to us 40% of the number of restricted shares issued to it. In connection with this transaction, we valued 36,000 shares, or 60% of the shares, at the quoted market price of $207,000, or $5.75, per share, on the date of the agreement. The remaining 24,000 shares are being adjusted to fair value based on the closing price at the end of the reporting period with the expense being recorded ratably over the 180-day period. We recognized expense in connection with these consulting shares of $89,000 during the three months ended March 31, 2018 in general and administrative expenses.

Stock Warrants
We issued warrants in connection with financing activities and for consulting services prior to our initial public offering. As of March 31, 2018, warrants for 240,620 shares of common stock were outstanding and exercisable at an exercise price of $92.99 and expire in September 2019.
Stock Reserved for Future Issuance
Shares reserved for future issuance at March 31, 2018 are as follows:

Number of Shares
Common stock options outstanding	7,740,808
Common stock options available for future grant:
2014 Equity Incentive Plan	56,506
2017 Inducement Equity Incentive Plan	261,168
Common stock warrants	240,620
Total common shares reserved for future issuance	8,299,102

7. Stock Compensation Plans
Equity Incentive Plans
Our 2014 Equity Incentive Plan, or the 2014 Plan, became effective in April 2014 and replaced our 2012 Stock Option Plan, or the 2012 Plan, with respect to future awards. The 2014 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units to employees, directors and consultants. The 2012 Plan provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights and performance awards to employees, directors and consultants. Option grants under our 2012 Plan were exercisable immediately and subject to repurchase rights, all of which have lapsed.
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
Shares available for grant under the 2014 Plan totaled 56,506 shares as of March 31, 2018. In addition, pursuant to the above provisions, the number of shares available for issuance under the 2014 Plan was increased by 1,200,000 shares effective April 16, 2018.
In September 2017, our board of directors approved the 2017 Inducement Equity Incentive Plan and amended and restated the plan in November 2017, or the Inducement Plan, which has terms and conditions substantially similar to our 2014 Plan. Under the Inducement Plan, 1,850,000 shares of our common stock were reserved to be used exclusively for non-qualified grants to individuals who were not previously our employees or directors, as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. During the three months ended March 31, 2018, we granted options to purchase 1,588,832 shares of our common stock under the Inducement Plan leaving 261,168 shares available for grant under this plan.
Option grants made under the 2014 Plan and the 2012 Plan generally vest over one year or ratably over four years except for performance-based stock options. Our performance-based stock options will fully vest and become exercisable only on achievement of the performance conditions while the participant is a continuing service provider. Options currently outstanding under the Inducement Plan become 25% vested on the one year anniversary of the grant date and then vest ratably over an additional three years. Options generally expire ten years from the grant date or earlier in accordance with the terms of the plans and the related stock option agreement.
In 2015, our board of directors (the “Board”) approved grants for performance-based stock options to certain employees and consultants under the 2014 Plan. Performance-based stock options for 651,140 shares remain outstanding at March 31, 2018. Performance-based stock options that have not been forfeited will fully vest on the third anniversary of the grant date if (i) our VTL-308 clinical trial has achieved statistical significance in its primary efficacy endpoint and (ii) the participant is a continuing service provider through the third anniversary of the grant date (as such terms are defined in the 2014 Plan). Vesting of the performance-based stock options will not be accelerated if the performance goal is achieved in less than three years. As of March 31, 2018 and 2017, we deemed the performance condition as being probable and are recording stock-based compensation expense over the requisite service period for all performance-based stock options held by employees. The performance-based stock options have exercise prices ranging from $4.57 to $7.69 per share, the closing sales price of our common stock on the grant dates, and expire ten years from the grant date (or earlier in accordance with the terms of the 2014 Plan and the related stock option agreement).
The following table summarizes stock option activity under the 2012 Plan, 2014 Plan and the Inducement Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	6,083,482	$6.76
Granted	1,669,104	$6.31
Exercised	—	$—
Forfeited or expired	(11,778)	$5.74
Outstanding as of March 31, 2018	7,740,808	$6.66	7.35	$9,639,492
Options vested and expected to vest as of March 31, 2018	7,579,288	$6.68	7.31	$9,434,249
Options exercisable as of March 31, 2018	3,704,451	$7.92	5.56	$3,152,405
Stock-Based Compensation Expense
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $4.40 and $3.48, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and to non-employees under all stock plans:

	Three Months Ended March 31,
	2018	2017
Employees:
Risk-free interest rate	2.0% - 2.1%	1.5%
Expected dividend yield	0%	0%
Expected volatility	79.8% - 82.0%	85.4%
Expected term of options (years)	6.1	5.9
Fair value of common stock	$6.30 - $6.45	$5.05
Non-employees:
Risk-free interest rate	2.1% - 2.7%	1.0% - 1.9%
Expected dividend yield	0%	0%
Expected volatility	73.4% - 80.9%	75.6% - 83.3%
Expected term of options (years)	0.4 - 9.3	1.3 - 4.5
Fair value of common stock	$6.45 - $6.80	$4.00

Total stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Employees:
Research and development	$389	$460
General and administrative	1,044	787
Total	$1,433	$1,247
Non-employees:
Research and development	$51	$16
General and administrative	69	—
Total	$120	$16
As of March 31, 2018, there was $11.4 million and $1.1 million of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, the expense to be recognized will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for employee and non-employee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 2.5 years and 1.8 years, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the year ended December 31, 2017. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Vital Therapies” refer to Vital Therapies, Inc. and its subsidiaries.
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of federal securities laws. Forward-looking statements, many of which are beyond our control, are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing biologics and devices that are safe and effective for use as human therapeutic products. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” "potential," "predicts," or similar expressions and the negatives of those terms.
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
In May 2016, we commenced our phase 3 VTL-308 clinical study. This is a randomized, open label, multicenter, controlled study comparing the efficacy and safety of the ELAD System plus standard-of-care to standard-of-care alone in adults, under the age of 50 and without secondary organ failure, with liver failure from severe alcoholic hepatitis, or sAH. VTL-308 was designed to enroll at least 150 subjects, and the study’s primary endpoint is overall survival after the last subject to be enrolled has been followed for at least ninety days. In March 2018, we completed enrollment in VTL-308, and we expect to announce topline data in the third quarter of 2018, likely September. If the data is positive, these results are expected to form the basis for a marketing application to the FDA and other global health regulatory authorities for the approval of the ELAD System for the treatment of sAH.
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
We have incurred net losses since inception of $310.3 million through March 31, 2018. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or level of future expenses with certainty, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.

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
A change in any of these variables could result in a significant change in the costs and timing associated with the development of the ELAD System. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond what we currently anticipate will be required for the completion of clinical development of the ELAD System or if we experience significant delays in enrollment in potential future clinical studies, we could be required to expend significant additional financial resources and time on the completion of the clinical development of the ELAD System. We also expect to incur an increase in operating costs related to certain tasks associated with the preparation of a BLA prior to the release of the results for the VTL-308 clinical trial. If we have a successful outcome from the VTL-308 clinical trial, we would expect to incur a significant increase in our operating costs related to the preparation of a BLA and the possible commercialization of the ELAD System.
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
Comparison of the Three Months Ended March 31, 2018 and 2017
The following table summarizes our operating expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$10,157	$9,628	$529	5%
General and administrative	4,335	3,059	1,276	42%
Total operating expenses	$14,492	$12,687	$1,805	14%
The $529,000 increase in research and development expense during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 principally reflects activities related to development and to support a potential BLA submission. This includes higher costs of $560,000 for BLA and technical consultants and services, $442,000 for compensation and benefits primarily driven by an increase in headcount and $370,000 for manufacturing and laboratory supplies. These increases were partially offset by a $612,000 decrease in clinical site and associated costs related to the VTL-308 clinical trial and prior clinical trials. There were 24 subjects enrolled in the VTI-308 clinical trial in the first quarter of 2017, while 19 subjects were enrolled in the first quarter of 2018. Additionally, depreciation expense declined by $111,000 in the 2018 quarter as compared to the same quarter in 2017.
Total general and administrative expenses during the three months ended March 31, 2018 increased by $1.3 million as compared to the three months ended March 31, 2017. The increase reflects an increase in compensation costs of $759,000 due primarily to the payment of a signing bonus and an increase in stock-based compensation related to the hiring of our new chief executive officer. In addition, we incurred higher costs of $194,000 for patent and other legal costs and of $292,000 for corporate, investor relations and marketing consultants and services, which included $89,000 in stock issued for services, in the three months ended March 31, 2018 as compared to the corresponding period in 2017.
We expect to continue to incur significant research and development costs in support of BLA activities. We also expect general and administrative costs to remain relatively constant for the remainder of 2018 compared to 2017 except for increases in stock-based compensation and costs associated with hiring a new chief executive officer in January 2018. In addition, with successful topline results from our VTL-308 clinical trial, we would expect to increase our research and development costs to support a BLA submission and our general and administrative costs as we begin to prepare for the potential commercialization of the ELAD System.
Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $310.3 million through March 31, 2018. Assuming limited activities related to the submission for a biologics license application, or BLA, and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $43.6 million as of March 31, 2018 should be sufficient to fund our operations through the first quarter of 2019, past the expected announcement of topline data for the VTL-308 clinical trial, which we currently anticipate to be in the third quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for a year from the date of the issuance of our condensed consolidated financial statements for the three months ended March 31, 2018.

The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the timing of any possible submission of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs which may deplete current cash and cash equivalents sooner than planned. In addition, our operating plans may change and we may need additional funds earlier to meet operational needs and capital requirements for product development, BLA-related activities and building for commercialization. In addition, we will need additional liquidity to fund operations subsequent to the first quarter of 2019.

Our capital requirements and our ability to fund such requirements is expected to be different based on the outcome of the VTL-308 clinical trial. With successful clinical data, we plan to substantially increase our BLA and commercialization activities and, therefore, our costs. In this event, we would expect to obtain funding through equity or debt financing, and possibly marketing and distribution arrangements or other collaborations, strategic alliances or licensing agreements. Should the VTL-308 clinical trial require additional clinical development or should the trial be unsuccessful, we would expect to substantially restructure our operations to conserve funds and possibly sell assets or even liquidate the company, depending on the VTL-308 data. In this event, we may also seek funding through similar sources; however, such funding would be expected to be more difficult to secure, if at all.

We currently have an effective shelf registration statement on Form S-3 on file with the SEC, which expires May 26, 2018. The shelf registration statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of $112.5 million of common stock, preferred stock, warrants, debt securities or units in one or more offerings and in any combination, of which $62.2 million may be offered, issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. We expect to file for a new shelf registration statement around the expiration date of the existing Form S-3 registration statement.

There is no assurance that we will be able to obtain additional funding on acceptable terms or at all. If we are not able to secure adequate additional funding, we will be required to make reductions in certain spending to extend current funds. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs or clinical trials. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Any of these factors could harm our operating results and future prospects.
Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of March 31, 2018, such funds were held in cash and money market funds.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(13,074)	$(10,910)
Investing activities	(150)	(271)
Financing activities	(30)	37,826
Net cash used in operating activities
During the three months ended March 31, 2018, operating activities used $13.1 million of cash. The use of cash primarily related to our net loss of $14.4 million adjusted for non-cash charges of $1.6 million related to stock-based compensation and of $224,000 related to depreciation and amortization, and a $548,000 change in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2018 consisted primarily of a decrease of $586,000 in accrued expenses and accounts payable. The decrease in accrued expenses and accounts payable was primarily attributable to the payout of the 2017 bonuses partially offset by an increase in the amounts due for our VTL-308 clinical trial, legal and patent costs, market consultants and recruiting services.

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
Investing Activities
During the three months ended March 31, 2018, net investing activities used $150,000 of cash due to capital expenditures for facilities improvements and purchases of equipment for manufacturing and research and development. During the three months ended March 31, 2017, net investing activities used $271,000 of cash, primarily due to capital expenditures of $274,000 for facilities improvements and purchases of equipment for manufacturing and research and development.
Financing Activities
During the three months ended March 31, 2018, financing activities used $30,000 of cash related to deferred financing costs. During the three months ended March 31, 2017, financing activities provided $37.8 million of cash related to net cash proceeds after underwriters' commissions and cash payments for offering costs from a follow-on offering completed in March 2017.
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
Off-Balance Sheet Arrangements
Through March 31, 2018, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
There were no material changes during the three months ended March 31, 2018 outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018.
Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements and related notes. In preparing our condensed consolidated financial statements, we make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management considers relevant. Because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.
During the first three months of 2018, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2018 for a more complete discussion of our critical accounting policies and estimates.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the classification of restricted cash in the statements of cash flows. This ASU requires that our statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this standard in the first quarter of 2018, and the adoption did not have a significant impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” or ASU 2017-09. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. We adopted this standard in the first quarter of 2018, and the adoption did not have a significant impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 13, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures during the three months ended March 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures during the three months ended March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In August 2015, we announced that the ELAD System, our sole product candidate, failed to meet its primary and secondary endpoints in our VTI-208 phase 3 clinical trial. Following this announcement, we discontinued our VTI-210 and VTI-212 clinical trials and began a series of pre-specified and post-hoc analyses of the VTI-208 data to determine if there was a basis for continuing the development of the ELAD System. Based on these analyses, we prepared a preliminary protocol for a new clinical trial, VTL-308, incorporating changes based on clinically relevant trends we observed in subset data from the VTI-208 clinical trial, including limits on subjects' age, Model for End-stage Liver Disease, or MELD, score and the three components of the MELD score associated with kidney dysfunction (creatinine), blood clotting dysfunction defined as international normalization ratio, or INR, and liver function (bilirubin). In November 2015, we received written responses from the U.S. Food and Drug Administration, or the FDA, to our Type C meeting request on the VTL-308 phase 3 clinical trial. At the FDA's suggestion, we incorporated an event-driven feature into the trial design consistent with the primary endpoint of overall survival. Under the modified design, we enrolled 151 subjects before ending enrollment at the end of March 2018.
The design of and the assumptions underlying our VTL-308 clinical trial, including the inclusion and exclusion criteria, may prove to be incorrect or may not ultimately demonstrate statistical significance in overall survival over a control group. Further, even if statistical significance in overall survival is achieved, the results may not be accepted without a confirmatory study as the basis for the submission of a biologics license application, or BLA, to the FDA or for a similar filing with any other regulatory authority. For example, even if the VTL-308 clinical trial were to meet its primary endpoint, the FDA or other regulatory authorities may still require an additional pivotal trial before granting market approval, which would require substantial additional time and funds in order to complete clinical development. If we are unsuccessful in our clinical development program, we will need to undertake a review of potential business alternatives, which may include, but are not limited to, a merger or sale of the company or ceasing operations and winding down the business.
We may not be able to complete the development of, successfully obtain regulatory or marketing approval for, or successfully commercialize, the ELAD System.
To date, we have expended significant time, resources and effort on the development of the ELAD System. The unfavorable VTI-208 outcome has caused a significant delay in our plans to commercialize the ELAD System. In order to complete the development of the ELAD System, we will need to have completed one or more additional clinical trials that successfully demonstrate statistical significance in overall survival over a control group, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the U.S., from the European Medicines Agency, or EMA, in the European Economic Area, and from foreign regulatory authorities in other jurisdictions, obtain commercial manufacturing supply, build a commercial marketing organization or enter into a commercial marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. If we do not successfully complete the necessary clinical trials, do not have sufficient commercial manufacturing supply for the ELAD System, encounter additional difficulties in the development of the ELAD System due to any of the factors discussed in this “Risk Factors” section or otherwise, we do not seek or receive regulatory approval or are unable to successfully commercialize the ELAD System, if approved, then we will not be able to continue our business in its current form, and we would need to undertake a review of the potential business alternatives discussed above.
We are a clinical-stage company with no approved products, which makes assessment of our future viability and performance difficult.
We are a clinical-stage company and we have no approved products or revenues from the sale of products. Our operations to date have been limited to organizing, staffing and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidate, and engaging in research and development. Our VTI-208, VTI 210 and VTI-212 trials failed to reach both their primary and secondary endpoints or were terminated. We have not yet demonstrated an ability to obtain regulatory approval, manufacture products on a commercial scale, or conduct the sales and marketing activities necessary for successful product commercialization. As a result, there is limited information about us for investors to use when assessing our future viability and our potential to successfully develop product candidates, conduct clinical trials, manufacture our products on a commercial scale, obtain regulatory approval and profitably commercialize any approved products.

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
We are subject to all of the uncertainties and complexities affecting a clinical-stage, combination product, biologic and medical device company. We have not successfully completed clinical development for any of the ELAD System’s potential indications in the U.S. or Europe where the ELAD System is regulated as a combination biologic and medical device, and as a combined somatic cell Advanced Therapy Medicinal Product, respectively. In March 2018, we completed enrollment in our phase 3 clinical trial, referred to as VTL-308, designed to establish the safety and efficacy of the ELAD System and to support approval in the U.S. and Europe. This clinical trial was performed in certain subjects with sAH. Any additional indications we elect to pursue will require the initiation and completion of additional phase 3 clinical trials demonstrating safety and efficacy for each such indication. For example, even prior to our VTI-208 clinical trial, the FDA had noted its view that preliminary clinical evidence did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Since then, our VTI-208 clinical trial failed to meet both its primary and secondary endpoints. There is no guarantee that any future clinical trials will be completed in a timely fashion or will succeed. Our ability ultimately to reach profitability is critically dependent on our future success in obtaining regulatory approval for the ELAD System. However, there can be no assurance that any future clinical trials will be timely, successful, or that regulators will approve the ELAD System in a timely manner, or at all.
If we fail to obtain regulatory approval in the U.S. and Europe, our business would be harmed.
We require regulatory approval for each indication we are seeking before we can market and sell the ELAD System in a particular jurisdiction for such indication. To date, we have not applied for or received the regulatory approvals required for the commercial sale of the ELAD System for any indication in the United States or the EU. Our ability to obtain regulatory approval of the ELAD System depends on, among other things, successful completion of phase 3 clinical trials, and demonstrating efficacy with statistical significance and acceptable safety in humans. The results of our VTL-308 clinical trial or future clinical trials may not meet the FDA, the EMA or other regulatory agencies’ requirements to approve the ELAD System for marketing under any specific indication, and these regulatory agencies may also determine that our manufacturing processes or facilities are insufficient to support approval. For example, the FDA had previously noted its view that preliminary clinical evidence available prior to our VTI-208 clinical trial did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Additionally, the negative results of VTI-208 may bias the FDA, EMA and other regulatory authorities against the ELAD System. As such, we may need to conduct more clinical trials than we currently anticipate and upgrade our manufacturing processes and facilities, which may require significant additional time and expense and which could delay or prevent approval. Furthermore, the timing of final FDA review and action varies greatly, but can take years in some cases and may involve the input of an FDA advisory committee of outside experts. Sales of the ELAD System in the United States may commence only when our BLA is approved. In addition, a BLA filing may take longer and may be more expensive than we currently expect. If we fail to obtain such regulatory approval in a timely manner, our commercialization of the ELAD System would be further delayed and our business would be harmed.

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
We are a clinical-stage company, and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $14.4 million for the three months ended March 31, 2018 and $52.1 million, $41.0 million and $52.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of March 31, 2018, we had an accumulated deficit of $310.3 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, including costs related to a potential BLA submission, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. Even if we succeed in commercializing the ELAD System, we expect to continue to incur substantial research and development and other expenditures to develop and market additional potential product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods, and we may need to raise additional capital.
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

We conduct business and file income tax returns in various tax jurisdictions. Our tax position could be adversely affected by several factors, many of which are outside of our control. For example, in the U.S., recently enacted U.S. tax reform in December 2017 commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, may have a negative impact on our business. In addition, it is possible that further changes to the U.S. tax code and the tax rules in the other jurisdictions could occur in the near future. Although we monitor these developments, it is not possible to assess to what extent changes may be implemented in the U.S. and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. Even though we maintain a full valuation allowance to offset our NOLs and tax credit carryforwards, changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, cash flows, effective tax rate, financial position and results of operations.
Our internal computer systems, cloud-based systems and those used by our clinical investigators, contract research organizations or other contractors or consultants may fail or suffer security breaches, which could result in a material disruption of our development programs for the ELAD System.
We rely on information technology systems to keep financial records, maintain laboratory information, clinical data and corporate records, communicate with staff and external parties and operate other critical functions. Despite the implementation of security measures, our internal computer systems, cloud-based systems and those used by our clinical investigators, clinical research organizations, or CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, cyber-attacks, terrorism, war, and telecommunication and electrical failures. The techniques that could be used to attack these computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these risks proactively or implement adequate preventative measures. While, to our knowledge, we have not experienced any significant system failure, theft of information, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical development or manufacturing activities. For example, the loss of clinical trial data could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption, theft of information, or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the clinical development and any future development of the ELAD System could be delayed.
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
Our VTI-208 phase 3 randomized, controlled, open-label trial evaluating the ELAD System in subjects primarily with sAH failed to meet the primary endpoint of overall survival through at least 91 days assessed using the Kaplan Meier statistical method. Our protocol for our clinical trial in sAH, VTL-308, incorporates limits on subjects' age, MELD score and its three components. While the endpoints and populations for VTL-308 are derived from results of our prior studies, including the results of VTI-208, and based on medical literature, in none of those prior studies have we demonstrated a statistically significant effect on the population based on the endpoints prospectively described in the study plan. Our prior clinical trials of the ELAD System in sAH did not demonstrate statistically significant improvement over standard of care in the primary endpoint of survival through at least study day ninety-one. Similarly, our prior clinical trials of the ELAD System in fulminant hepatic failure, or FHF, did not demonstrate statistically significant improvement in the primary endpoint of 28-day survival. The lack of statistical significance could be attributed to various factors, including the lack of power to demonstrate significance, the design of the studies or the lack of an ELAD System treatment benefit.

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
We designed VTI-208 and VTI-210 in accordance with input provided by regulatory authorities that we must demonstrate a statistically significant improvement in a survival endpoint. VTI-208 and VTI-210 included concurrent control subjects in a 1:1 ratio with treated subjects, and all subjects were to be included in the statistical analysis. Each study was designed to enroll subjects with an expected death rate of about 50% in 90 days without the ELAD System therapy. It was and is necessary to select subjects with high expected death rates in order to be able to determine whether the ELAD System has an effect on treated subjects and to help determine the number of subjects to enroll in a clinical trial in order to be able to achieve statistical significance. When conducting clinical trials, we monitor certain baseline characteristics of the subjects we are enrolling (such as age and MELD scores) to assess that the population characteristics are similar to prior studies in which death rates were in the target range. Although we have incorporated limits on age, MELD scores, creatinine, INR and bilirubin for VTL-308, there is no assurance that the revised parameters will be sufficient to predict survival. Additionally, there is no assurance that the inclusion and exclusion criteria for VTL-308, which will have the same primary and secondary endpoints as the VTI-208 clinical trial, will help the study show statistical significance. Moreover, if the subjects we have selected do not progress as expected, we may not be able to demonstrate statistically significant efficacy of the ELAD System therapy necessary to gain approval.
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
In light of disclosures of our VTI-208 data by us and others, it is possible that subjects will be less willing to participate in future trials of the ELAD System. Even when we identify an appropriate subject population for a clinical trial, there can be no assurance that the subjects will elect to enroll in the study or complete the study. These difficulties could negatively impact any potential future clinical trials.
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
We are required to demonstrate and maintain compliance with applicable regulations for the manufacturing of combination biologic products, including specified parts of the QSR and European Medical Device Directives, or MDD. Our third-party medical device manufacturers are required to demonstrate and maintain compliance with the QSR and MDD. The QSR and MDD are complex regulatory schemes that cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of the ELAD System. Regulatory agencies enforce the QSR and MDD through periodic inspections. Prior to approval of the ELAD System, our manufacturing facility will be subject to a preapproval inspection to determine compliance with the applicable regulations, including cGMPs, parts of the QSR, the European drug cGMP regulations, and the MDD. In addition, our third-party medical device component manufacturers will be subject to a preapproval inspection to determine compliance with QSR and MDD requirements. Our failure, or the failure of our third-party manufacturers, to pass a preapproval inspection, or to take satisfactory and prompt corrective action in response to an adverse inspection, could prevent or significantly delay approval of the ELAD System.

The ELAD System bedside unit is based on a cardio-pulmonary bypass system that was replaced with an updated system, and regulatory authorities may not view the systems as interchangeable, which could cause regulatory approvals to be significantly delayed.
The ELAD System bedside unit was originally based exclusively on the Livanova (formerly Sorin) Stöckert Perfusion System S3 Double Head Pump Module, a medical device indicated for use during cardio-pulmonary bypass surgery. All or part of our early clinical trials were carried out using an ELAD System bedside unit based on Livanova’s S3 system. However, Livanova stopped selling the S3 system and replaced it with an updated S5 system. We carried out testing of an ELAD System bedside unit based on the S5 and we believe that the S3 and S5 systems are equivalent and interchangeable from a clinical and regulatory perspective. We have submitted information to both the U.S. and the European regulatory authorities to support equivalence. Both the S3 and S5 systems were used in our VTI-208 and VTI-210 clinical trials and both were used in our VTL-308 clinical trial. There can be no assurance that regulatory authorities will continue to view the S3 and S5 systems interchangeably, or that Livanova will cooperate with us or provide us with the documentation necessary for inclusion in a BLA submission, if any, which would be required to obtain regulatory approval of our ELAD System. If regulatory authorities do not view the S3 and S5 systems as equivalent, or Livanova fails to provide the information necessary for inclusion in our regulatory filings, approval of our ELAD System may be significantly delayed or prevented. In addition, effective January 1, 2018, Livanova no longer supports its S3 systems. Accordingly, if our trial is successful, we would expect to commercialize ELAD with only the Livanova S5 system.
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
Changes in any of the device components could affect our ability to complete clinical trials and to obtain and maintain approval and commercialization efforts.
The device components of the ELAD System will be reviewed as part of any BLA for the ELAD System. If the manufacturers of those components make modifications, discontinue supplying or are unable to supply sufficient quantities of such components during our clinical testing or after any approval, or if we elect to change a component, we will need to perform validation testing and obtain FDA and other regulatory approval prior to using the modified or replacement component. For example, one of our suppliers of a key component in our manufacturing process was having an issue meeting all of their customer orders for the component. If we are unable to obtain sufficient quantities of the component on a timely basis, there could be a delay in enrollment in future clinical trials or, following approval if any, the marketing of ELAD until additional supplies become available, or we would be required to validate an alternative component to use, which could delay our clinical trials or the marketing of ELAD, and increase our costs. If the FDA or any other regulatory body fails to approve use of those modified or replacement devices or if we are unable to validate a replacement component, we would not be able to complete any ongoing clinical trials or, in the future, we might not be able to market or could have to suspend marketing of the ELAD System in certain jurisdictions.
We may be unable to demonstrate that devices cleared for different uses may be safe and effective for use in the ELAD System.
Most device components of the ELAD System have been previously cleared for use by the FDA or other regulatory authorities. However, in many instances, we will be using the components outside the scope of their cleared indications. Other device components have no regulatory approvals. We may need to conduct additional testing to bridge the differences between the cleared indications for use and the proposed use in the ELAD System in order to obtain approval, or we could be required to obtain separate clearance for one or more of the components used in the ELAD System. The failure to provide adequate bridging information or to obtain separate clearance of these device components for use in the ELAD System, if required, could delay or prevent approval of the ELAD System.

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
While the growth of our VTL C3A cells is under our control, the manufacture of all of the other parts and components of the ELAD System are undertaken by third party suppliers. We currently rely on a single source of supply for many critical components, including components of the ELAD System bedside unit, the ultrafiltrate generator cartridges, the media we use to grow and ship our VTL C3A cells, the cartridges in which our VTL C3A cells are grown, the final cell filter cartridges and the bioreactors that have been developed to grow and store the ELAD cartridges. We are currently investigating additional sources of supply for these components to support future clinical development and, ultimately, commercialization of the ELAD System. If we fail to develop additional sources of supply, and a single source of supply of a critical component of the ELAD System were to become unavailable, our ability to continue the development or to initiate commercialization of the ELAD System would be severely compromised. In addition, we rely on third party suppliers for the safety of products of human and animal origin that are incorporated in the ELAD System production process, and these suppliers could cease to manufacture the components, inadequately test these components, go out of business or otherwise not perform as anticipated. We do not have long-term agreements with our suppliers, and we purchase components on a purchase order basis. For components that are not readily available from other sources, we are subject to the risks that our suppliers will raise their prices or impose other terms or conditions that are less favorable or unacceptable to us.
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

Each of these risks could delay or prevent the completion of future clinical trials or the approval of our product by the FDA, result in higher costs, or adversely impact commercialization of the ELAD System. If our contract manufacturers are unable to successfully produce any of the ELAD System’s components or any related supplies for our clinical trials or commercialization, our clinical trials or our commercial efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
It is very difficult to estimate the future commercial potential of the ELAD System due to factors such as changing standards of care, third-party payor reimbursement standards, ability of patients to meet co-payment amounts (if any), patient and physician preferences, the availability of competitive alternatives that may emerge, and indications for use (that may be based on, among other things, certain MELD scores, age ranges, or other factors). Further, the design of our VTL-308 clinical trial incorporates limits on age, MELD score, creatinine, bilirubin and INR, thereby narrowing any potential future indication for use. If the ELAD System is approved for commercialization, these limitations may restrict the potential market size and opportunity for the ELAD System. For example, we limited enrollment in the VTL-308 clinical trial to subjects within restrictions on subjects’ age, MELD score and the three components of the MELD score. If we extrapolate the number of subjects in VTI-208 with those characteristics to the overall estimated sAH population, then the population treatable by the ELAD System would be limited further, unless we are able to develop strategies to get patients into treatment before their MELD scores and some of the components of MELD rise above certain thresholds. Through our analysis of the proportion of sAH subjects from VTI-208 that had the characteristics targeted in VTL-308, we did observe that roughly 60% of VTI-208 subjects were under the age of 50, which is the age limit in VTL-308, and that 90% of subjects were under the age of 60. If the potential eligible patient population is lower than anticipated, our business, financial condition and results of operations could be significantly and negatively impacted.

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

There are reports of human cell-based systems under development in China, including a company conducting a clinical trial using a human cell-based, extracorporeal system. Additionally, a number of companies have performed research work on various human hepatocyte cell lines, and several academic researchers and companies are actively pursuing animal research in this area. Companies have also attempted to develop extracorporeal therapy based upon primary porcine hepatocytes and may be in early stage clinical studies with pig-cell based systems designed for the treatment of liver failure. Other than noted above, we are not aware of other entities being close to undergoing human clinical trials with a human cell-based product for the treatment of liver failure; however, it is possible that these trials are occurring without our knowledge, and that such a product may get to market much faster than we expect.
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
We hold a patent in the U.S. which claims a method of using C3A cells to treat a patient’s blood, which we believe covers the ELAD System therapy. In addition, we hold another U.S. patent with claims covering an extracorporeal device configuration, which we believe includes our ELAD System, independent of the cell-type used. Foreign counterparts of these patents have been issued in Australia, Brazil, Canada, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, the Philippines and Taiwan and remain under review in certain jurisdictions, including but not limited to Europe, Hong Kong and India. In addition to these two U.S. patents, we hold two additional patents in the U.S. However, the lifespan of any one patent is limited and each of these patents will ultimately expire, and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover the entire ELAD System or treatment. Furthermore, even if our patents are held to be valid and of broadly enforceable scope, third parties may find legitimate ways to compete with the ELAD System by inventing around our patents to avoid claims of patent infringement. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and Europe where we hope to commercialize the ELAD System have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively enforce our patents would likely have a harmful impact on our ability to commercialize the ELAD System in these jurisdictions.

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

Risks Related to Our Capital Requirements and Finances
We do not currently have sufficient resources to fund our future planned operations and will need to raise additional capital in order to advance the development of the ELAD system.
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $310.3 million through March 31, 2018. We are development stage company and do not have any products on the market. Assuming limited BLA-related activities and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $43.6 million as of March 31, 2018 will be sufficient to fund our operations through the first quarter of 2019, past the expected announcement of topline data for the VTL-308 clinical trial currently anticipated to be available in the third quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for a year from the date of the issuance of our condensed consolidated financial statements for the three months ended March 31, 2018.
We will need additional liquidity to fund our operations subsequent to the first quarter of 2019 and we may need additional funds earlier to meet operational needs and capital requirements for product development, BLA-related activities and building for commercialization. Our capital requirements and our ability to fund such requirements are expected to be different based on the outcome of our VTL-308 clinical trial. With successful clinical data, we expect to substantially increase our BLA and commercialization activities and, therefore, our costs. Should the VTL-308 clinical trial require additional clinical development or should the trial be unsuccessful, we would expect to substantially restructure our operations to conserve funds and possibly sell assets or even liquidate the company, depending on the data.
As a result of our liquidity needs, vendors and other key contract counterparties may be reluctant to enter into contracts with us if they believe we may not be able to satisfy our obligations. In addition, there is no assurance that we will be able to obtain additional funding on acceptable terms or at all. If we are not able to secure adequate additional funding, we will be required to make reductions in certain spending to extend current funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Our inability to enter into such contracts or raise additional funding would adversely affect our business, liquidity, financial condition, results of operations and cash flows.
To conserve capital, we may undertake workforce and cost reduction activities in the future. These activities may cause us to be unable to fully support and manage our operations.
In September 2015, we instituted across the board expense reductions to conserve capital, and we may, in the future, need to undertake additional workforce reductions or restructuring activities largely subject to the outcome of our VTL-308 clinical trial. However, we also need to effectively manage our operations and facilities. Following any workforce reduction, it is possible that our infrastructure may be inadequate to support our future efforts and business strategy or to maintain operational, financial and management controls and reporting systems and procedures. If we cannot successfully manage our operations, we may be unsuccessful in executing our business strategy.
Our future capital needs are uncertain, and we will need to raise additional funds in the future.
We may need to raise substantial additional capital to:

•	complete clinical trials and related regulatory applications;

•	fund our operations;

•	commence and expand the commercialization of our products; and

•	further our research and development.

Our future funding requirements will depend on many factors, including:

•	the cost of our research and development activities;

•	the cost and timing of any further clinical development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending litigation or any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	market acceptance of our products;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no significant commitments or agreements relating to any of these types of transactions.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings. The failure of the VTI-208 clinical trial to meet its primary or secondary endpoints, in addition to general market conditions, may make it very difficult for us to seek and obtain further financing from the capital markets on favorable terms, or at all. If we cannot raise additional capital, we may be required to delay, reduce or eliminate certain aspects of our operations, raising substantial doubt about our ability to continue as a going concern.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the 2018 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
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
In prior years, we had not maintained an effective control environment to ensure that the design and execution of our controls consistently resulted in effective review of our financial statements and supervision by appropriate individuals. As a result of these factors, certain misstatements in our annual financial statements for periods prior to becoming a public company were identified and brought to the attention of management by our independent registered public accounting firm for correction. We and our independent registered public accounting firm concluded that these control deficiencies constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, indicates that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.
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
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on the Nasdaq Global Market has ranged from $2.25 to $35.20, through April 30, 2018. Our announcement in 2015 that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on current and past clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.
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
We currently have an effective shelf registration statement on Form S-3 on file. The shelf registration statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co. Since filing the Form S-3 in May 2015, we have raised gross proceeds under the shelf registration statement of $74.7 million from two follow-on public offerings and $12.8 million pursuant to the ATM through December 31, 2017. We did not sell any shares under the shelf registration statement during the three months ended March 31, 2018. At March 31, 2018, $112.5 million remains available for issuance and sale under the shelf registration statement, $62.2 million of which may be offered, issued and sold under the ATM. The shelf registration statement on Form S-3 expires on May 26, 2018.
In addition, we have filed registration statements on Form S-8 registering a total of 8,434,695 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan, 2014 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements, the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. As of March 31, 2018, options to purchase 3,704,451 shares of our common stock were exercisable.
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
Our officers, directors and their affiliates collectively control approximately 28.2% of our outstanding common stock, including one stockholder and his affiliates who control approximately 26.9% of our outstanding common stock, as of March 31, 2018. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
We have broad discretion to use of proceeds from our public offerings for working capital and general corporate purposes and we may not use them effectively.
The net proceeds of our public offerings are being allocated to fund the continuing development of the ELAD System and the remainder for working capital and other general corporate purposes. Our management has broad discretion over the use and investment of the net proceeds of our public offerings within those categories, and accordingly, investors will need to rely upon the judgment of our management with respect to the use of proceeds.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2018, we did not have any sales of unregistered securities.
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

VITAL THERAPIES, INC.

Date: May 8, 2018                    By: /s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)