Form 10-Q
period 2018-06-30
VITAL THERAPIES INC
filed 2018-08-07
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock outstanding as of the close of business on July 31, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	42,369,394

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$31,116	$56,901
Prepaid expenses and other current assets	1,529	1,220
Total current assets	32,645	58,121
Property and equipment, net	2,059	2,155
Other assets	97	108
Total assets	$34,801	$60,384
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,075	$1,049
Accrued expenses	7,185	9,141
Other current liabilities	39	91
Total current liabilities	8,299	10,281
Long-term liabilities	49	59
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at June 30, 2018 and December 31, 2017; 42,368,998 and 42,368,864 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	349,392	345,915
Accumulated other comprehensive income	80	78
Accumulated deficit	(323,023)	(295,953)
Total stockholders’ equity	26,453	50,044
Total liabilities and stockholders’ equity	$34,801	$60,384
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$8,660	$9,834	$18,817	$19,462
General and administrative	4,257	2,715	8,592	5,774
Total operating expenses	12,917	12,549	27,409	25,236
Loss from operations	(12,917)	(12,549)	(27,409)	(25,236)
Other income (expense):
Interest income	161	169	331	266
Other income (expense), net	74	(27)	8	(39)
Total other income	235	142	339	227
Net loss	$(12,682)	$(12,407)	$(27,070)	$(25,009)

Net loss per share, basic and diluted	$(0.30)	$(0.29)	$(0.64)	$(0.67)

Weighted-average common shares outstanding, basic and diluted	42,368,973	42,207,376	42,368,919	37,452,655
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(12,682)	$(12,407)	$(27,070)	$(25,009)
Other comprehensive income (loss):
Unrealized gain (loss) on cash equivalents	5	6	2	7
Total comprehensive loss	$(12,677)	$(12,401)	$(27,068)	$(25,002)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,070)	$(25,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	424	564
Stock-based compensation	3,360	2,419
Common stock issued for services	115	—
Other	218	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(393)	(557)
Accounts payable	31	46
Accrued expenses	(2,052)	1,502
Other liabilities	(62)	(28)
Net cash used in operating activities	(25,429)	(21,060)
Cash flows from investing activities:
Purchases of property and equipment	(334)	(405)
Proceeds from sale of equipment	2	7
Net cash used in investing activities	(332)	(398)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	37,679
Deferred financing costs	(25)	(60)
Proceeds from exercise of stock options	1	1
Net cash (used in) provided by financing activities	(24)	37,620

Net change in cash and cash equivalents	(25,785)	16,162
Cash and cash equivalents, beginning of period	56,901	59,991
Cash and cash equivalents, end of period	$31,116	$76,153

Supplemental disclosure of noncash investing and financing activities:
Stock issuance costs included in liabilities	$99	$150
Purchases of property and equipment included in liabilities	$10	$130
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
Liquidity
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $323.0 million through June 30, 2018. Assuming limited activities related to the submission for a biologics license application, or BLA, and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $31.1 million as of June 30, 2018 should be sufficient to fund our operations through the first quarter of 2019, past the expected announcement of topline data for the VTL-308 clinical trial, which we currently anticipate to be in the second half of September 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the completion of our VTL-308 clinical trial, the timing of any possible submission of a BLA, decisions with respect to building commercial operations, and any unforeseen cash needs which may deplete current cash and cash equivalents sooner than planned. In any case, we will need additional liquidity to fund operations prior to a year from the date of the issuance of our condensed consolidated financial statements for the six months ended June 30, 2018.
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

We currently have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or SEC, which expires June 2021. The shelf registration statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities or units in one or more offerings and in any combination, of which $60.0 million may be offered, issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. In the event of positive topline results from VTL-308, we plan to raise additional capital.

There is no assurance that we will be able to obtain additional funding on acceptable terms or at all. If we are not able to secure adequate additional funding, we will be required to make reductions in certain spending to extend current funds. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or we may have to delay, reduce the scope of, or eliminate some or all of our development programs and further clinical development. We may also have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technology that we would otherwise seek to commercialize. Any of these factors could harm our operating results and future prospects. Based on the above, substantial doubt exists over our ability to continue as a going concern for one year from the date of the issuance of our condensed consolidated financial statements for the six months ended June 30, 2018.
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
In addition, our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the six months ended June 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result from uncertainty related to our ability to continue as a going concern.

Unaudited Interim Financial Information

The results for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or any other future interim period or year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 13, 2018.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We have not recognized any impairment losses in either the six months ended June 30, 2018 or the year ended December 31, 2017.
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
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2018 and December 31, 2017, we maintained a full valuation allowance against our entire balance of deferred tax assets.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of June 30,
	2018	2017
Options to purchase common stock	8,499,150	6,068,395
Warrants to purchase common stock	240,620	240,620
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
In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Non-employee Share-Based Payment Accounting," or ASU 2018-07. ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions, specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, and early adoption is permitted. We plan to early adopt this standard effective July 1, 2018 to simplify our accounting for share-based payments to consultants and to make it more consistent with our accounting for share-based payments to employees and directors. As provided by the standard, we will apply ASU 2018-07 on a modified retrospective basis through a cumulative-effect adjustment, which we do not expect to be material, to retained earnings as of the beginning of fiscal 2018. We will calculate the cumulative-effect adjustment using a measurement date of July 1, 2018 for our awards for which a measurement date had not been established as of such date.

3. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	June 30, 2018	December 31, 2017
Manufacturing, clinical and laboratory equipment	$7,660	$7,500
Leasehold improvements	4,795	4,727
Office furniture and equipment	263	234
Construction in progress	84	17
	12,802	12,478
Less: accumulated depreciation and amortization	(10,743)	(10,323)
Total	$2,059	$2,155

Depreciation and amortization expense was $200,000 and $229,000 for the three months ended June 30, 2018 and 2017, respectively, and $424,000 and $564,000 for the six months ended June 30, 2018 and 2017, respectively.
Accrued Expenses
Accrued expenses consist of (in thousands):

	June 30, 2018	December 31, 2017
Accrued clinical and related costs	$4,503	$5,377
Accrued compensation and related taxes	2,272	3,591
Accrued other	410	173
Total	$7,185	$9,141
4. Commitments and Contingencies
Operating Leases
We lease office, manufacturing and research and development facilities and equipment under various non-cancellable operating lease agreements with expiration dates into 2022. Our facility leases generally provide for periodic rent increases and many contain escalation clauses.
We recognize rent expense for our facility operating leases on a straight-line basis. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Total rent, property taxes and routine maintenance expense under our operating leases was $276,000 and $229,000 for the three months ended June 30, 2018 and 2017, respectively and $574,000 and $483,000 for the six months ended June 30, 2018 and 2017, respectively. Current and long-term deferred rent totaled $39,000 and $49,000 at June 30, 2018, and $91,000 and $59,000 at December 31, 2017, respectively.
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

5. Fair Value
The following fair value hierarchy tables present information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$29,444	$29,444	$—	$—

	Fair Value Measurement at December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$55,245	$55,245	$—	$—
There were no liabilities measured at fair value on a recurring basis as of June 30, 2018 or as of December 31, 2017. The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature.
For our money market funds, unrealized gains and losses are reported as accumulated other comprehensive income (loss), and realized gains and losses are included in interest income on the condensed consolidated statements of operations. There were no transfers between Level 1, Level 2 or Level 3 for our assets during the periods presented.
6. Common Stock and Stock Warrants
Shelf Registration Statement
In May 2018 we filed a shelf registration statement on Form S-3, or the 2018 Shelf Registration Statement, which became effective in June 2018. The 2018 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co. No shares have been sold under the 2018 Shelf Registration Statement.
Under our prior registration statement filed on Form S-3 in May 2015, or the 2015 Shelf Registration Statement, we completed a follow-on public offering raising gross proceeds of $40.3 million in March 2017 with net proceeds to us of $37.5 million. We did not sell any shares under the 2015 Shelf Registration Statement during the six months ended June 30, 2018. The 2015 Shelf Registration Statement was replaced by the 2018 Shelf Registration Statement in June 2018.
Common Stock Issued for Services
In October 2017, we entered into an independent consulting agreement, or the Consulting Agreement, with two consulting groups, or the Consultants, pursuant to which we issued 60,000 restricted shares of our common stock to the Consultants as partial consideration for investor relations services to be rendered. The restricted shares have not been registered based on a specific exemption from the registration requirements of the Securities Act. The terms of the Consulting Agreement state that we have the right to terminate the Consulting Agreement at any time, upon providing written notice. We had the right to terminate this agreement for any reason within 180 days following the effective date, whereby each of the Consultants would have been required to promptly surrender to us 40% of the number of restricted shares issued to it. In connection with this transaction, we valued 36,000 shares, or 60% of the shares, at the quoted market price of $207,000, or $5.75, per share, on the date of the agreement. The remaining 24,000 shares are being adjusted to fair value based on the closing price at the end of the reporting period with the expense being recorded ratably over the 180-day period. We recognized expense in connection with these consulting shares of $27,000 and $115,000 during the three and six months ended June 30, 2018, respectively, in general and administrative expenses.

Stock Warrants
We issued warrants in connection with financing activities and for consulting services prior to our initial public offering. As of June 30, 2018, warrants for 240,620 shares of common stock were outstanding and exercisable at an exercise price of $92.99 and expire in September 2019.
Stock Reserved for Future Issuance
Shares reserved for future issuance at June 30, 2018 are as follows:

Number of Shares
Common stock options outstanding	8,499,150
Common stock options available for future grant:
2014 Equity Incentive Plan	590,556
2017 Inducement Equity Incentive Plan	168,642
Common stock warrants	240,620
Total common shares reserved for future issuance	9,498,968

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
Shares available for grant under the 2014 Plan totaled 590,556 shares as of June 30, 2018. In addition, pursuant to the above provisions, the number of shares available for issuance under the 2014 Plan was increased by 1,200,000 shares effective April 16, 2018.
In September 2017, our board of directors approved the 2017 Inducement Equity Incentive Plan and amended and restated the plan in November 2017, or the Inducement Plan, which has terms and conditions substantially similar to our 2014 Plan. Under the Inducement Plan, 1,850,000 shares of our common stock were reserved to be used exclusively for non-qualified grants to individuals who were not previously our employees or directors, as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. During the six months ended June 30, 2018, we granted options to purchase 1,681,358 shares of our common stock under the Inducement Plan leaving 168,642 shares available for grant under this plan.
Option grants made under the 2014 Plan and the 2012 Plan generally vest over one year or ratably over four years except for performance-based stock options. Our performance-based stock options will fully vest and become exercisable only on achievement of the performance conditions while the participant is a continuing service provider. Options currently outstanding under the Inducement Plan become 25% vested on the one year anniversary of the grant date and then vest ratably over an additional three years or ratably over four years. Options generally expire ten years from the grant date or earlier in accordance with the terms of the plans and the related stock option agreement.
In 2015, our board of directors (the “Board”) approved grants for performance-based stock options to certain employees and consultants under the 2014 Plan. Performance-based stock options for 644,952 shares remain outstanding at June 30, 2018. Performance-based stock options that have not been forfeited will fully vest on the third anniversary of the grant date if (i) our VTL-308 clinical trial has achieved statistical significance in its primary efficacy endpoint and (ii) the participant is a continuing service provider through the third anniversary of the grant date (as such terms are defined in the 2014 Plan). Vesting of the performance-based stock options will not be accelerated if the performance goal is achieved in less than three years. Since the grant date, we have deemed the performance condition as being probable and are recording stock-based compensation expense over the requisite service period for all performance-based stock options held by employees. The performance-based stock options have exercise prices ranging from $4.57 to $7.69 per share, the closing sales price of our common stock on the grant dates, and expire ten years from the grant date (or earlier in accordance with the terms of the 2014 Plan and the related stock option agreement).
The following table summarizes stock option activity under the 2012 Plan, the 2014 Plan and the Inducement Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	6,083,482	$6.76
Granted	2,459,728	$6.01
Exercised	(134)	$5.80
Forfeited or expired	(43,926)	$6.74
Outstanding as of June 30, 2018	8,499,150	$6.54	7.35	$10,957,292
Options vested and expected to vest as of June 30, 2018	8,180,579	$6.58	7.28	$10,531,284
Options exercisable as of June 30, 2018	4,297,119	$7.38	5.77	$5,095,729
Stock-Based Compensation Expense
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $4.17 and $2.30, respectively. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and to non-employees under all stock plans:

Six Months Ended June 30,
	2018	2017
Employees:
Risk-free interest rate	2.0% - 2.3%	1.5% - 1.7%
Expected dividend yield	0%	0%
Expected volatility	79.8% - 82.0%	83.4% - 85.4%
Expected term of options (years)	5.9 - 6.2	5.9 - 6.1
Fair value of common stock	$5.00 - $6.45	$3.20 - $5.05
Non-employees:
Risk-free interest rate	2.1% - 2.8%	1.0% - 1.9%
Expected dividend yield	0%	0%
Expected volatility	72.6% - 82.3%	72.1% - 83.9%
Expected term of options (years)	0.2 - 9.3	1.0 - 4.5
Fair value of common stock	$5.00 - $6.85	$2.90 - $4.00

Total stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employees:
Research and development	$384	$370	$773	$830
General and administrative	1,315	779	2,359	1,566
Total	$1,699	$1,149	$3,132	$2,396
Non-employees:
Research and development	$40	$7	$91	$23
General and administrative	68	—	137	—
Total	$108	$7	$228	$23
As of June 30, 2018, there was $12.6 million and $1.3 million of total compensation cost related to unvested employee and non-employee stock option awards, respectively, not yet recognized. The fair value of the non-employee stock options is re-measured at each reporting date and, accordingly, the expense to be recognized will change, primarily with changes in the market value of our common stock. Stock-based compensation expense for employee and non-employee stock option awards is expected to be recognized over a remaining weighted-average vesting period of 2.6 years and 1.8 years, respectively.
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
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of federal securities laws. Forward-looking statements, are subject to certain risks and uncertainties, many of which are beyond our control, particularly those inherent in the process of discovering, developing and commercializing biologics and devices that are safe and effective for use as human therapeutic products. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” "potential," "predicts," or similar expressions and the negatives of those terms.
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
Overview
We are a clinical-stage biotechnology company focusing on the discovery, development and commercialization of cell-based therapies capable of transforming the management of life-threatening conditions. Our initial product candidate, the ELAD® System, or ELAD, is a human-cell based, bio-artificial liver which is being developed to improve rates of survival among patients with acute forms of liver failure.
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
We have incurred net losses since inception of $323.0 million through June 30, 2018. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or level of future expenses with certainty, when product approval for the ELAD System might occur, if ever, or when profitability may be achieved or sustained.

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
A change in any of these variables could result in a significant change in the costs and timing associated with the development of the ELAD System. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond what we currently anticipate will be required for the completion of clinical development of the ELAD System, we could be required to expend significant additional financial resources and time on the completion of the clinical development of the ELAD System. We also expect to incur an increase in operating costs related to certain tasks associated with the preparation of a BLA prior to the release of the results for the VTL-308 clinical trial. If we have a successful outcome from the VTL-308 clinical trial, we would expect to incur a significant increase in our operating costs related to the preparation of a BLA and the possible commercialization of the ELAD System.
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
Comparison of the Three Months Ended June 30, 2018 and 2017
The following table summarizes our operating expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change
	2018	2017	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$8,660	$9,834	$(1,174)	(12)%
General and administrative	4,257	2,715	1,542	57%
Total operating expenses	$12,917	$12,549	$368	3%
The $1.2 million decrease in research and development expense during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 principally reflects a reduction in clinical trial costs of $1.5 million due to the completion of enrollment in VTL-308 in the first quarter of 2018. There were 25 subjects enrolled in the VTL-308 clinical trial in the second quarter of 2017, while no subjects were enrolled in the second quarter of 2018 due to the completion of enrollment. Costs for conferences and sponsorships were also lower by $370,000 in the 2018 quarter as activity decreased with the completion of enrollment. These decreases were partially offset by higher costs of $378,000 for compensation and benefits, primarily driven by an increase in headcount, and of $207,000 for BLA and technical consultants and services.
Total general and administrative expenses during the three months ended June 30, 2018 increased by $1.5 million as compared to the three months ended June 30, 2017. The increase reflects an increase in compensation costs of $721,000 primarily due to an increase in stock-based compensation related to the hiring of a new chief executive officer in January 2018 and additional stock option grants made in the first half of 2018. We also incurred higher costs of $298,000 for patent and other legal costs and of $427,000 for corporate, investor relations and marketing consultants and services in the three months ended June 30, 2018 as compared to the corresponding period in 2017.
Comparison of the Six Months Ended June 30, 2018 and 2017
The following table summarizes our operating expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018		Change
	2018	2017	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$18,817	$19,462	$(645)	(3)%
General and administrative	8,592	5,774	2,818	49%
Total operating expenses	$27,409	$25,236	$2,173	9%
The $645,000 decrease in research and development expense during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 principally reflects a reduction in clinical trial costs of $2.1 million due to the completion of enrollment in VTL-308 in the first quarter of 2018. There were 49 subjects enrolled in the VTL-308 clinical trial in the first half of 2017, while there were 19 subjects enrolled in the first half of 2018 due to the completion of enrollment. Costs for conferences and sponsorships were also lower by $371,000 in the 2018 period as activity decreased with the completion of enrollment. These decreases were partially offset by higher costs of $830,000 for compensation and benefits, primarily driven by an increase in headcount of $767,000, for BLA and technical consultants and services and $469,000 for manufacturing and laboratory supplies. Upon the completion of enrollment, the manufacturing, quality and regulatory functions began focusing their efforts and resources on preparing for a potential BLA submission as opposed to clinical development.

Total general and administrative expenses during the six months ended June 30, 2018 increased by $2.8 million as compared to the six months ended June 30, 2017. The increase reflects an increase in compensation costs of $1.4 million due primarily to the payment of a signing bonus and an increase in stock-based compensation related to the hiring of our new chief executive officer, plus additional stock-based compensation related to stock option grants made in the first half of 2018. In addition, we incurred higher costs of $492,000 for patent and other legal costs and $756,000 for corporate, investor relations and marketing consultants and services, which included $115,000 in stock issued for services, in the six months ended June 30, 2018 as compared to the corresponding period in 2017.
We expect to continue to incur significant research and development costs in support of BLA activities. We also expect general and administrative costs to remain relatively constant for the remainder of 2018 compared to 2017 except for increases in stock-based compensation and costs associated with hiring our new chief executive officer in January 2018. In addition, with successful topline results from our VTL-308 clinical trial, we would expect to increase our research and development costs to support a BLA submission and our general and administrative costs as we begin to prepare for the potential commercialization of the ELAD System.
Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $323.0 million through June 30, 2018. Assuming limited activities related to the submission for a biologics license application, or BLA, and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $31.1 million as of June 30, 2018 should be sufficient to fund our operations through the first quarter of 2019, past the expected announcement of topline data for the VTL-308 clinical trial, which we currently anticipate to be in the second half of September 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for a year from the date of the issuance of our condensed consolidated financial statements for the six months ended June 30, 2018.
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

We currently have an effective shelf registration statement on Form S-3 on file with the SEC, which expires in June 2021. The shelf registration statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities or units in one or more offerings and in any combination, of which $60.0 million may be offered, issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. In the event of positive topline results from VTL-308, we plan to raise additional capital.

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

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of June 30, 2018, such funds were held in cash and money market funds.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(25,429)	$(21,060)
Investing activities	(332)	(398)
Financing activities	(24)	37,620
Net cash used in operating activities
During the six months ended June 30, 2018, operating activities used $25.4 million of cash. The use of cash primarily related to our net loss of $27.1 million adjusted for non-cash charges of $3.4 million related to stock-based compensation and $424,000 related to depreciation and amortization, and a $2.5 million change in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2018 consisted primarily of a decrease of $2.0 million in accrued expenses and accounts payable and of an increase of $393,000 in other current assets and prepaid expenses. The decrease in accrued expenses and accounts payable was primarily attributable to the payout of the 2017 bonuses during the period and a decrease in the amounts due for our VTL-308 clinical trial. The increase in the current assets and prepaid expenses is principally related to an increase in our prepaid liability insurance.
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
Investing Activities
During the six months ended June 30, 2018, net investing activities used $332,000 of cash due primarily to capital expenditures for facilities improvements and purchases of equipment for manufacturing and research and development. During the six months ended June 30, 2017, net investing activities used $398,000 of cash, primarily due to capital expenditures of $405,000 for facilities improvements and purchases of equipment for manufacturing and research and development.
Financing Activities
During the six months ended June 30, 2018, financing activities used $24,000 of cash primarily related to deferred financing costs. During the six months ended June 30, 2017, financing activities provided $37.7 million of cash related to net cash proceeds after underwriters' commissions and cash payments for offering costs from the follow-on offering completed in March 2017.
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
Off-Balance Sheet Arrangements
Through June 30, 2018, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
There were no material changes during the six months ended June 30, 2018 outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018.
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
During the first six months of 2018, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2018 for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 13, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures during the six months ended June 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures during the six months ended June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business
We have designed our current phase 3 clinical trial for ELAD® based on the results of pre-specified and post-hoc analyses of our VTI-208 trial. There is no assurance of success, and the current trial may fail. Since ELAD is our sole product candidate, failure of this new trial could result in failure of the company.
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
To date, we have expended significant time, resources and effort on the development of the ELAD System. The unfavorable VTI-208 outcome has caused a significant delay in our plans to commercialize the ELAD System. In order to complete the development of the ELAD System, we will need to have completed one or more additional clinical trials that successfully demonstrate statistical significance in overall survival over a control group, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the U.S., from the European Medicines Agency, or EMA, in the European Economic Area, and from foreign regulatory authorities in other jurisdictions, obtain commercial manufacturing supply, build a commercial marketing organization or enter into a commercial marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. If we do not successfully complete the necessary clinical trials, do not have sufficient commercial manufacturing supply for the ELAD System, encounter additional difficulties in the development of the ELAD System due to any of the factors discussed in this “Risk Factors” section or otherwise, we do not seek or receive regulatory approval or are unable to successfully commercialize the ELAD System, if approved, then we will not be able to continue our business, and we would need to undertake a review of the potential business alternatives discussed above.
We are a clinical-stage company with no approved products, which makes assessment of our future viability and performance difficult.
We are a clinical-stage company, and we have no approved products or revenues from the sale of products. Our operations to date have been limited to organizing, staffing and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidate, and engaging in research and development. Our VTI-208, VTI 210 and VTI-212 trials failed to reach both their primary and secondary endpoints or were terminated. We have not yet demonstrated an ability to obtain regulatory approval, manufacture products on a commercial scale, or conduct the sales and marketing activities necessary for successful product commercialization. As a result, there is limited information about us for investors to use when assessing our future viability and our potential to successfully develop product candidates, conduct clinical trials, manufacture our products on a commercial scale, obtain regulatory approval and profitably commercialize any approved products.

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
We are a clinical-stage company, and clinical development of a novel therapy is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $27.1 million for the six months ended June 30, 2018 and $52.1 million, $41.0 million and $52.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of June 30, 2018, we had an accumulated deficit of $323.0 million. We expect to spend a considerable amount of our resources on the completion of our clinical programs and the work necessary to submit and gain approval of our ELAD System, including costs related to a potential BLA submission, on the production of the ELAD cartridges and bedside units, on investment in production facilities, and on the commercial launch and sales and marketing of the ELAD System. We also expect to expend considerable resources on research and development to develop new and improved products and to understand the mechanism of action of the ELAD System. Even if we succeed in commercializing the ELAD System, we expect to continue to incur substantial research and development and other expenditures to develop and market additional potential product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. To date, we have not generated significant revenues, and we anticipate incurring additional losses and negative cash flow from operations for at least the next several years. Even if we do achieve profitability in the future, there is no guarantee that we will be able to sustain this profitability in subsequent periods, and we may need to raise additional capital.
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
All extracorporeal therapy systems, including the ELAD System, cause a decline in blood platelets, which can lead to coagulation problems and uncontrolled bleeding because platelets are critical to clot formation. Patients with liver failure generally have serious blood clotting problems since the liver produces almost all of the body’s blood clotting proteins. These patients therefore have wide variations in their ability to coagulate their blood. To minimize blood clotting issues during ELAD treatment, some subjects require an infusion of anti-coagulants, which can aggravate bleeding. Because every subject is different, the need for anti-coagulant therapy is variable and must be closely monitored during ELAD System therapy. The risk of uncontrolled bleeding may be treated during the ELAD System therapy by administering platelet transfusions or by administering blood coagulation factors. However, there have been cases of uncontrolled bleeding during and after the ELAD System therapy. Additionally, some patients have abnormal red blood cells, which have weakened cell walls subject to rupture by physical force, a process known as hemolysis. The physical force exerted on the red blood cells by the ultrafiltrate generator in the ELAD System line can, in some cases, be enough to cause overt mechanical hemolysis that resolves after ELAD treatment is stopped, but can result in death if it continues too long. The incidence of hemolysis was less than 0.5% in subjects enrolled in our prior clinical trials, and one patient died in our China trial as a result of hemolysis.
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
Human liver-derived C3A cells have been shown in animal studies to have the capacity to grow into a tumor mass under certain conditions. While it is possible that some VTL C3A cells could escape from the ELAD cartridges and cause tumors in patients or produce substances that could lead to the development of malignant tumors, it is expected within the natural medical history of this population of patients with chronic liver disease (whether caused by hepatitis B or alcohol) that a certain incidence of cancer will be reported. There was no evidence that the incidence or type of cancer was different between the ELAD and control group in the China study. There have been two reported cancers (rectal cancer and squamous cell carcinoma) in our extended follow-up of ELAD-treated subjects from the VTI-208 study. Long term follow up of the subjects in the VTI-208, VTI-210, VTI-212 and VTL-308 clinical studies, as required by the regulatory authorities, is ongoing, and will provide more information. These or other adverse events, even those that are currently unforeseen, could significantly affect our development and commercialization efforts, cause the regulatory authorities to place any clinical trials on hold or to refuse to grant or maintain the marketing approval or result in withdrawal of the ELAD System from the market.

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
If we encounter difficulties enrolling subjects in our clinical trials, any future clinical trials could be delayed or otherwise adversely affected.
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
In light of results and disclosures of our prior clinical trials by us or others, it is possible that subjects will be less willing to participate in future trials of the ELAD System. Even when we identify an appropriate subject population for a clinical trial, there can be no assurance that the subjects will elect to enroll in the study or complete the study. These difficulties could negatively impact any potential future clinical trials.
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

•	delays or failure in transporting the ELAD System and cartridges to clinical trial sites with sufficient rapidity to enable treatment to begin early enough to have an opportunity for clinical benefit;

•	delays or failure in completing data analysis and achieving primary and secondary endpoints;

•	delays in subject enrollment or site initiation, including in light of, among other things, our prior clinical results;

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
If our clinical trials fail to provide evidence of safety and efficacy sufficient to satisfy the requirements of the regulatory authorities such as with VTI-208, the ELAD System will not be approved unless we are able to perform additional clinical trials showing such safety and efficacy. Delays in the completion of, or termination of, any clinical trial of the ELAD System may harm the future commercial prospects of the ELAD System, and our ability to generate revenues may be delayed or eliminated. In addition, any delay in completing our clinical trials increases our costs, slows down our development and approval process and delays or jeopardizes our ability to commercialize the ELAD System. These occurrences would harm our business, financial condition and prospects significantly.
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
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraud, misconduct or other illegal activity or that they do not comply with regulatory standards and requirements. Misconduct or non-compliance by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate (1) FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, (2) quality standards, including Good Laboratory Practices, or GLP, Good Clinical Practice, or GCP, and cGMP, (3) federal and state healthcare fraud and abuse laws and regulations, (4) laws that require the reporting of true and accurate financial information and data, (5) securities laws and regulations, (6) the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, or (7) General Data Protection Regulation. If we obtain FDA approval of our product candidate and begin commercializing that product in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and business arrangements in the healthcare industry are also subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of subject recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties. We may fail to identify and deter misconduct or non-compliance by employees and third parties, or the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of changes to or even the halt of any ongoing clinical trials or manufacturing or civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
The device components of the ELAD System will be reviewed as part of any BLA for the ELAD System. If the manufacturers of those components make modifications, discontinue supplying or are unable to supply sufficient quantities of such components during any clinical testing or after any approval, or if we elect to change a component, we will need to perform validation testing and obtain FDA and other regulatory approval prior to using the modified or replacement component. For example, one of our suppliers of a key component in our manufacturing process was having an issue meeting all of their customer orders for the component. If we are unable to obtain sufficient quantities of the component on a timely basis, there could be a delay in enrollment in any future clinical trials or, following approval if any, in the marketing of ELAD until additional supplies become available, or we would be required to validate an alternative component to use, which could delay any clinical trials or the marketing of ELAD, and increase our costs. If the FDA or any other regulatory body fails to approve use of those modified or replacement devices or if we are unable to validate a replacement component, we would not be able to complete any ongoing clinical trials or, in the future, we might not be able to market or could have to suspend marketing of the ELAD System in certain jurisdictions.
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
While the growth of our VTL C3A cells is under our control, the manufacture of all of the other parts and components of the ELAD System are undertaken by third party suppliers. We currently rely on a single source of supply for many critical components, including components of the ELAD System bedside unit, the ultrafiltrate generator cartridges, the media we use to grow and ship our VTL C3A cells, the cartridges in which our VTL C3A cells are grown, the final cell filter cartridges and the bioreactors that have been developed to grow and store the ELAD cartridges. We are investigating additional sources of supply for some of these components to support any future clinical development and, ultimately, commercialization of the ELAD System. If we fail to develop additional sources of supply, and a single source of supply of a critical component of the ELAD System were to become unavailable, our ability to continue the development or to initiate commercialization of the ELAD System would be severely compromised. In addition, we rely on third party suppliers for the safety of products of human and animal origin that are incorporated in the ELAD System production process, and these suppliers could cease to manufacture the components, inadequately test these components, go out of business or otherwise not perform as anticipated. We do not have long-term agreements with our suppliers, and we purchase components on a purchase order basis. For components that are not readily available from other sources, we are subject to the risks that our suppliers will raise their prices or impose other terms or conditions that are less favorable or unacceptable to us.
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
We manufacture and assemble the ELAD System at our facility in San Diego, California. No other manufacturing or assembly facilities are currently available to us, and any additional manufacturing or assembly facilities that we use will need to be qualified and approved by regulatory authorities prior to our use. Our facility and the equipment would be costly to replace and could require substantial lead-time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our research, development and manufacturing for some period of time. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of reserve raw materials and manufactured supplies, may result in the delay of any clinical trials or, if approved for sale, the loss of customers, or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses or may not continue to be available to us on acceptable terms, or at all.

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
Operations with human cells, even a stable, cell line such as the VTL C3A cells used in the ELAD System, can be subject to conditions and influences that we may not be able to control. Although our VTL C3A cells are stored at three separate locations in the U.S. and the U.K., it is possible that all three locations could be destroyed and we could lose all or a portion of our cell banks. It is also possible that the cells will simply cease to function. While we take precautions to prevent this from happening, the ELAD System employs new technologies and we could encounter unforeseen complications. To date, we have only produced the small number of the ELAD cartridges required to support our clinical trials. As we increase production to support commercial demand, we could experience significant scale-up issues, which may cause quality and cost problems. If we cannot produce the required number of the ELAD cartridges in a cost-effective manner, our business could be materially harmed.
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
In the initial commercialization period, it will be essential for us to have our own trained staff present during the delivery of the ELAD System therapy. This may entail the construction and operation of training centers and will require the hiring of personnel of appropriate ability to be adequately trained. The differences in language and culture may make this a difficult undertaking. If we cannot recruit, train and retain significant numbers of physicians and nurses, our ability to grow will be restrained, and we may find that the ELAD System therapy is being delivered by people with a substandard level of training, and with potentially material adverse results. If the ELAD System therapy is delivered improperly, or the bedside device or the ELAD cartridges are not properly maintained, the ELAD System may not provide the intended benefit or could harm patients. This may in turn result in perceptions, even if unfounded, that the ELAD System is ineffective or that our bedside device or the ELAD cartridges are defective, which could materially harm our reputation and ability to market the ELAD System effectively.
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
Liver dialysis systems are commercially available in the U.S. and Europe, and further development of albumin and other dialysis systems is ongoing. Most of these systems rely on not only traditional dialysis circuits to remove water-soluble toxins, but also albumin dialysis circuits to remove albumin-bound molecules. To our knowledge none of these non-cellular systems has shown an improvement in long-term survival among patients with liver failure. It has also been reported that a clinical trial in decompensated liver disease for a novel liver dialysis (non-bioartificial) system incorporating albumin dialysis along with a selective adsorption technology has been initiated.
CytoSorbents Corporation, a critical care immunotherapy company using its CytoSorb® blood purification technology to treat inflammation in critically-ill and cardiac surgery patients, announced in May 2018 that it has received European Union regulatory approval to expand the use of CytoSorb to reduce elevated bilirubin and myoglobin from blood.
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

•
analogous state laws and regulations, including but not limited to: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

•
European Union, or EU, data protection regulations, which may require member states of the EU to impose minimum restrictions on the collection and use of personal data that, in many respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the U.S.

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
In the U.S. and in other countries, there have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly and adversely affect the business of developing and marketing new therapies by reducing the costs paid for medical products and services. For instance, the U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the passing of the ACA. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from third-party payors. For instance, under the ACA, there is a 2.3% U.S. federal excise tax on the sale of certain medical devices. While we do not believe the tax will be applicable to us, the U.S. may seek to enforce the tax on us. In addition, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell the ELAD System profitably, if it is ultimately approved. The continuing efforts of the U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect the prices we are able to charge for the ELAD System, if approved, and our ability to generate revenues and achieve and maintain profitability.
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
We hold a patent in the U.S. which claims a method of using C3A cells to treat a patient’s blood, which we believe covers the ELAD System therapy. In addition, we hold another U.S. patent with claims covering an extracorporeal device configuration, which we believe includes our ELAD System, independent of the cell-type used. Foreign counterparts of these patents have been issued or allowed in Australia, Brazil, Canada, Europe, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, the Philippines and Taiwan and remain under review in certain jurisdictions, including but not limited to Europe, Hong Kong and India. In addition to these two U.S. patents, we hold two additional patents in the U.S. However, the lifespan of any one patent is limited and each of these patents will ultimately expire, and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover the entire ELAD System or treatment. Furthermore, even if our patents are held to be valid and of broadly enforceable scope, third parties may find legitimate ways to compete with the ELAD System by inventing around our patents to avoid claims of patent infringement. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and Europe where we hope to commercialize the ELAD System have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively enforce our patents would likely have a harmful impact on our ability to commercialize the ELAD System in these jurisdictions.

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
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $323.0 million through June 30, 2018. We are development stage company and do not have any products on the market. Assuming limited BLA-related activities and that we do not begin building any significant commercial infrastructure, we believe that our existing cash and cash equivalents of $31.1 million as of June 30, 2018 will be sufficient to fund our operations through the first quarter of 2019, past the expected announcement of topline data for the VTL-308 clinical trial which we currently anticipate to be in the second half of September 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for a year from the date of the issuance of our condensed consolidated financial statements for the three months ended June 30, 2018.
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
We may remain an “emerging growth company” until as late as December 31, 2019 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), although we may cease to be an “emerging growth company” earlier under certain circumstances, including if our gross revenue exceeds $1.07 billion in any fiscal year.
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
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on the Nasdaq Global Market has ranged from $2.25 to $35.20, through July 31, 2018. Our announcement in 2015 that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on current and past clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.
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
In addition, an active and liquid market may not develop or persist, and you may not be able to sell your shares quickly or at the recently reported price. These and other factors may make the price of our stock volatile and subject to unexpected fluctuations.

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
In May 2018, we filed a shelf registration statement on Form S-3, or the 2018 Shelf Registration Statement, which became effective in June 2018. The 2018 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co. We did not sell any shares under the 2018 Shelf Registration Statement during the six months ended June 30, 2018. At June 30, 2018, $200.0 million remains available for issuance and sale under the 2018 Shelf Registration Statement, $60.0 million of which may be offered, issued and sold under the ATM.
Under our prior registration statement filed on Form S-3 in May 2015, or the 2015 Shelf Registration Statement, we raised gross proceeds of $74.7 million from two follow-on public offerings and $12.8 million pursuant to the ATM through December 31, 2017. We did not sell any shares under the 2015 Shelf Registration Statement during the six months ended June 30, 2018.
In addition, we have filed registration statements on Form S-8 registering a total of 9,634,695 shares of common stock subject to options or reserved for future issuance under our 2012 Stock Option Plan, 2014 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements, the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. As of June 30, 2018, options to purchase 4,297,119 shares of our common stock were exercisable.
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
Our officers, directors and their affiliates collectively control approximately 28.1% of our outstanding common stock, including one stockholder and his affiliates who control approximately 26.9% of our outstanding common stock, as of June 30, 2018. As a result, these stockholders, if they act together, will be able to exert substantial influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2018, we did not have any sales of unregistered securities.
Item 5. Other Information

Compensatory Arrangements of Certain Officers.

In June 2018, our board of directors approved base salaries for fiscal year 2018 for certain of our named executive officers and Chief Financial Officer as follows: Duane D. Nash, M.D., J.D., $414,800; Robert A. Ashley, M.A., $396,344; and Michael V. Swanson, M.B.A., $396,923.
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

VITAL THERAPIES, INC.

Date: August 7, 2018                    By: /s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)