Form 10-Q
period 2019-03-31
VITAL THERAPIES INC
filed 2019-04-10
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36201

Vital Therapies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2358443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15222-B Avenue of Science, San Diego, CA	92128
(Address of principal executive offices)	(Zip Code)
(858) 673-6840
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock outstanding as of the close of business on March 31, 2019:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	42,369,694

VITAL THERAPIES, INC.

VITAL THERAPIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,595	$13,324
Prepaid expenses and other current assets	393	908
Total current assets	9,988	14,232
Property and equipment, net	482	709
Other assets	12	37
Total assets	$10,482	$14,978
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$184	$268
Accrued expenses	1,215	2,221
Other current liabilities	34	21
Total current liabilities	1,433	2,510
Long-term liabilities	—	41
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized at March 31, 2019 and December 31, 2018; 42,369,694 shares issued and outstanding at March 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	355,874	349,771
Accumulated other comprehensive income	80	80
Accumulated deficit	(346,909)	(337,428)
Total stockholders’ equity	9,049	12,427
Total liabilities and stockholders’ equity	$10,482	$14,978
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$494	$10,157
General and administrative	2,690	4,335
Severance costs	6,369	—
Total operating expenses	9,553	14,492
Loss from operations	(9,553)	(14,492)
Other income (expense):
Interest income	62	170
Other income (expense), net	(2)	(66)
Total other income	60	104
Net loss	$(9,493)	$(14,388)

Net loss per share, basic and diluted	$(0.22)	$(0.34)

Weighted-average common shares outstanding, basic and diluted	43,714,626	42,368,864
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(9,493)	$(14,388)
Other comprehensive income (loss):
Unrealized gain (loss) on cash equivalents	—	(3)
Total comprehensive loss	$(9,493)	$(14,391)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2019	42,369,694	$4	$349,771	$80	$(337,428)	$12,427
Net loss	—	—	—	—	(9,493)	(9,493)
Stock-based compensation	—	—	6,103	—	—	6,103
Other	—	—	—	—	12	12
Balance at March 31, 2019	42,369,694	$4	$355,874	$80	$(346,909)	$9,049

Balance at January 1, 2018	42,368,864	$4	$345,915	$78	$(295,953)	$50,044
Net loss	—	—	—	—	(14,388)	(14,388)
Other comprehensive income	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	1,553	—	—	1,553
Common stock issued for services	—	—	89	—	—	89
Balance at March 31, 2018	42,368,864	$4	$347,557	$75	$(310,341)	$37,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,493)	$(14,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	224
Stock-based compensation	6,103	1,553
Common stock issued for services	—	89
Other	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	553	69
Accounts payable	(83)	(145)
Accrued expenses	(1,007)	(441)
Other liabilities	(29)	(31)
Net cash used in operating activities	(3,739)	(13,074)
Cash flows from investing activities:
Purchases of property and equipment	—	(150)
Proceeds from sale of equipment	10	—
Net cash provided by/(used in) investing activities	10	(150)
Cash flows from financing activities:
Deferred financing costs	—	(30)
Net cash used in financing activities	—	(30)
Net change in cash and cash equivalents	(3,729)	(13,254)
Cash and cash equivalents, beginning of period	13,324	56,901
Cash and cash equivalents, end of period	$9,595	$43,647

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for operating lease liabilities	$132	$—
Purchases of property and equipment included in liabilities	$—	$7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VITAL THERAPIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
We are a biotherapeutic company that had been developing a cell-based therapy targeting the treatment of acute forms of liver failure. Our initial product candidate, the ELAD® System, or ELAD, is a human-cell-based, bio-artificial liver, which was being developed to improve rates of survival among patients with acute forms of liver failure. Since inception, we devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing.
In September 2018, we reported data from our phase 3 clinical trial of ELAD failed to meet its primary endpoint of a significant improvement in overall survival and its secondary endpoint of the proportion of survivors. Considering these results, we do not believe the ELAD System can be approved in the United States or Europe without additional clinical trials, if ever. Consequently, we ceased any further development of the ELAD System, substantially reduced our workforce, discontinued most of our supply and service agreements in late 2018, and shifted our strategic focus to identifying and exploring strategic alternatives including a merger, an acquisition or sale of assets or even a dissolution and liquidation of the company.
In January 2019, we entered into an exchange agreement, or the Exchange Agreement, with Immunic AG, or Immunic, and all of the current shareholders of Immunic pursuant to which all of the Immunic shareholders will exchange all of their Immunic shares for shares of our common stock, with the result of Immunic becoming a wholly-owned subsidiary of the company, which is referred to as the Transaction. Subject to the closing of the Transaction, the company will be renamed “Immunic, Inc.” and will focus on advancing Immunic’s pipeline of treatments for chronic inflammatory and autoimmune diseases.
Our business, operating results, financial condition and prospects are subject to significant risks and uncertainties. Even assuming completion of the Transaction with Immunic, we will have no commercial products, and it may be difficult to secure additional funding in light of these risks and circumstances. There can be no assurance any transactions will result from our evaluation of strategic alternatives.
Going Concern
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $346.9 million through March 31, 2019. In consideration of the results of the VTL-308 clinical trial and our decision to cease the further development of ELAD in the United States and Europe, we have made reductions in operating expenses as we pursued strategic alternatives for the company. As a result, we believe that our existing cash and cash equivalents of $9.6 million would be sufficient to meet our known liabilities and commitments at such date based on our current operations; however, we expect our resource requirements to change materially to the extent we complete the Transaction with Immunic. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the close of the Transaction with Immunic, other strategic options that we may pursue, any unforeseen cash needs which may deplete current cash and cash equivalents sooner than planned, or any future research and development efforts.

We currently have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or SEC, which expires June 2021. The shelf registration statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities or units in one or more offerings and in any combination, of which $60.0 million may be offered, issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. However, upon the filing of our Form 10-K for the year ended December 31, 2018, the amount of our common stock held by non-affiliates was below $75.0 million, which limits the amount of capital we can raise under the Form S-3, during any 12-month period, to one-third of the aggregate value of our common stock held by non-affiliates. Additional funding other than pursuant to the Transaction is unlikely.

In addition, in October 2018, we received a letter from the staff of Nasdaq providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement, or the Bid Price Requirement, for continued listing on the Nasdaq Global Select Market. The notification had no immediate effect on the listing of our common stock. In accordance with Nasdaq listing rules, we are afforded 180 calendar days, or until April 23, 2019, to regain compliance with the Bid Price Requirement. In conjunction with their approval of the Transaction, we have requested stockholder approval of a reverse split of our common stock whereby we would expect our common stock to trade above the $1.00 minimum share requirement. In addition, Immunic is applying for listing on the Nasdaq Stock Market on completion of the Transaction. However, if we do not complete the Transaction including the reverse split by April 23, 2019, our common stock could be delisted, which could, among other things, substantially impair our ability to raise additional funds to sustain our operations and our ability to successfully complete the Transaction, and could result in the loss of investor interest.

We believe that due to the factors described above, there is substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our condensed consolidated financial statements for the three months ended March 31, 2019.
Basis of Presentation and Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated balance sheet as of December 31, 2018 included in this report has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.
In addition, our unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The unaudited interim condensed consolidated financial statements for the three months ended March 31, 2019 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result from uncertainties related to whether we continue as a going concern.

Unaudited Interim Financial Information

The results for the three months ended March 31, 2019 are not indicative of results to be expected for the year ending December 31, 2019 or any other future interim period or year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on March 4, 2019.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.
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
Clinical Trial Accruals
As part of the process of preparing our unaudited interim condensed consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process seeks to account for expenses resulting from our obligations under agreements with clinical sites, clinical research organizations, or CROs, vendors, and consultants in connection with conducting our clinical trials. We account for these expenses according to the progress of each trial as measured by subject enrollment, the timing of various aspects of the trial and, if available, information from our service providers. During the course of a clinical trial, we are not able to access certain clinical information and must adjust our rate of clinical expense recognition if actual results differ from our estimates. As our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary, reported amounts that may later be determined to be higher or lower than our estimates for a particular period and adjustments to our research and development expenses may be necessary.

As a result of the completion of our clinical trial in September 2018, we gained access to subject-specific and clinical site information used for estimating our clinical trial accruals. This enabled us to further analyze our clinical trial accrual against the actual services performed and to adjust our clinical trial accrual based on such information. As a result of this analysis and our ongoing review with the clinical sites, we reduced our clinical trial accrual and reduced research and development expense for a change in estimate based on new information for the three months ended March 31, 2019 by $429,000.
Research and Development
Research and development costs have consisted primarily of employee-related expenses, costs of contractors, clinical trial sites and CROs engaged in the development of ELAD, costs related to our investigation of the mechanism of action of ELAD, expenses associated with pursuing regulatory approvals, and the cost of acquiring and manufacturing clinical trial materials. All research and development costs are expensed as incurred.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based compensation based on the estimated fair value at the date of grant. Prior to the adoption of Accounting Standards Update 2018-07 on January 1, 2019, we measured and recognized compensation expense for all stock-based compensation to consultants based on the ongoing estimated fair value. Currently, our stock-based awards consist only of stock options and restricted stock units; however, future grants under our equity compensation plan may also consist of shares of restricted stock, stock appreciation rights, performance awards and performance units. We estimate the fair value of stock options and restricted stock units using the Black-Scholes-Merton, or BSM, option pricing model, which requires the use of estimates.
We recognize stock-based compensation cost for ratably vesting stock options and restricted stock units on a straight-line basis over the requisite service period of the award. For performance-based stock options, we record stock-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. If performance-based milestones are later determined not to be probable of achievement, then all previously recorded stock-based compensation expense associated with such options is reversed in the period that we make this determination.
Prior to January 1, 2019, the fair value of options granted to consultants was estimated using the BSM option pricing model and was re-measured at each reporting date with changes in fair value prior to vesting recognized as expense in the condensed consolidated statements of operations across the applicable vesting period. For performance-based stock options held by consultants, we recorded stock-based compensation expense only when and if the performance-based milestone was achieved unless there was a performance commitment.
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
Expected Volatility
The expected stock price volatility for our common stock is estimated based on volatilities of a peer group of similar publicly-traded, biotechnology companies by taking the average historic price volatility for the peers for a period equivalent to the expected term of the stock grants.

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
Leases
We have leased all of our research, manufacturing and office space and have entered into various other agreements in conducting our business. At inception, we determine whether an agreement represents a lease and at commencement we evaluate each lease agreement to determine whether the lease is an operating or financing lease. Some of our lease agreements have contained renewal options, tenant improvement allowances, rent holidays and rent escalation clauses, although our remaining outstanding lease has no further options, allowances, holidays or clauses. As described below under "Recently Issued and/or Adopted Accounting Standards - Change in Accounting Principle," we adopted the Financial Accounting Standards Board Accounting Standards Update, or ASU, "Leases," or ASU 2016-02, as of January 1, 2019.
Pursuant to ASU 2016-02, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASU 2016-02, we recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all lease agreements we combine lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Prior to our adoption of ASU 2016-02, when our lease agreements contained renewal options, tenant improvement allowances, rent holidays and rent escalation clauses, we recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. The lease expense related to operating leases was recognized on a straight-line basis in the statements of operations over the term of each lease. In cases where the lessor granted us leasehold improvement allowances that reduced our lease expense, we capitalized the improvements as incurred and recognized deferred rent, which was amortized over the shorter of the lease term or the expected useful life of the improvements.
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

Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited interim condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize net deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2019 and December 31, 2018, we maintained a full valuation allowance against our entire balance of deferred tax assets.
We record uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits, if any, within income tax expense, and any accrued interest and penalties are included within the related tax liability line, if any.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of vested restricted stock unit awards and common shares outstanding for the period, without consideration for common stock equivalents as follows:

	As of March 31,
	2019	2018
Weighted average shares outstanding	42,369,694	42,368,864
Weighted average vested restricted stock units	1,344,932	—
Total weighted average shares outstanding, basic and diluted	43,714,626	42,368,864
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows:

	As of March 31,
	2019	2018
Options to purchase common stock	1,494,620	7,740,808
Restricted stock units	3,245,624	—
Warrants to purchase common stock	240,620	240,620

Recently Issued and/or Adopted Accounting Standards
Change in Accounting Principle
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, "Leases." ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the balance sheet. We have elected to adopt ASU 2016-02 retrospectively at January 1, 2019 using a simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have also elected to adopt the package of practical expedients permitted in Accounting Standards Codification Topic 842, or ASC 842. Accordingly, we are continuing to account for our existing operating leases as operating leases under the new guidance, without reassessing whether the contracts contain a lease under ASC 842 or whether classification of the operating leases would be different under ASC Topic 842. All of our leases at the adoption date were operating leases for facilities and did not include any non-lease components.
As a result of the adoption of ASU 2016-02, on January 1, 2019, we recognized (a) a lease liability of approximately $1.3 million, which represents the present value of our remaining lease payments using an estimated incremental borrowing rate of 6%, (b) a right-of-use asset of approximately $1.3 million and (c) a cumulative-effect adjustment reducing our accumulated deficit by approximately $12,000. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to January 1, 2019. Lease expense is not expected to change materially as a result of the adoption of ASU 2016-02.
In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Non-Employee Share-Based Payment Accounting," or ASU 2018-07. ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions, specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, and early adoption is permitted. We adopted ASU 2018-07 in the first quarter of 2019. The adoption of this standard had no impact on our unaudited interim condensed consolidated financial statements as all outstanding non-employee share-based awards had vested by December 31, 2018.
Recently Issued Accounting Standards
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

3. Exchange Agreement with Immunic AG

In January 2019, we entered into an exchange agreement with Immunic AG and all of the current shareholders of Immunic pursuant to which all of the Immunic shareholders will exchange all of their Immunic shares for shares of our common stock, with the result of Immunic becoming a wholly-owned subsidiary of the Company. As a result of the exchange, Immunic shareholders are expected to own approximately 89% of the company subject to adjustment as provided in the Exchange Agreement.

Prior to entry into the Exchange Agreement, all current Immunic shareholders as well as certain of Immunic’s executive officers and directors entered into an Investment and Subscription Agreement, or the Subscription Agreement, with Immunic, pursuant to which certain Immunic shareholders have agreed, subject to the terms and conditions of such agreement, to invest, prior to the consummation of the Transaction, an aggregate amount of approximately €26.7 million, or approximately $30.0 million based on the exchange rate at March 31, 2019.

The issuance of company common stock pursuant to the Exchange Agreement and certain related transactions has been approved by the company’s stockholders; however, there are other closing conditions to be completed. There can be no assurance that the Transaction will be consummated.

4. Asset Purchase Agreement

In March 2019, considering our decision to cease the development of ELAD in the United States and Europe and our entry into the Exchange Agreement with Immunic, we entered into an asset purchase agreement to sell certain ELAD-related assets and related intellectual property rights to RH Cell Therapeutics for approximately $2.5 million, referred to herein as the ELAD Sale Agreement. The assets being sold, primarily manufacturing, clinical and laboratory equipment, have a carrying value of $304,000 at March 31, 2019.

The closing of the ELAD Sale Agreement will require stockholder approval or Immunic approval if after completion of the Transaction, among other closing conditions. The ELAD Asset Sale is not expected to close until after the Transaction with Immunic is completed, likely in the second quarter of 2019; however, there can be no assurance that the sale will close when expected or at all.

5. Other Financial Information
Property and Equipment
Property and equipment, leasehold improvements, and related accumulated depreciation and amortization were as follows (in thousands):

	March 31, 2019	December 31, 2018
Manufacturing, clinical and laboratory equipment	$6,453	$6,480
Leasehold improvements	3,725	4,627
Office furniture and equipment	105	105
	10,283	11,212
Less: accumulated depreciation and amortization	(9,801)	(10,503)
Total	$482	$709

Depreciation and amortization expense was $217,000 and $224,000 for the three months ended March 31, 2019 and 2018, respectively.

Accrued Expenses
Accrued expenses consist of (in thousands):

	March 31, 2019	December 31, 2018
Accrued clinical and related costs	$822	$1,336
Accrued compensation and related taxes	310	543
Accrued other	83	342
Total	$1,215	$2,221
6. Commitments and Contingencies
Operating Leases
We have leased office, manufacturing and research and development facilities and equipment under various non-cancellable operating lease agreements. All of the facility leases, except the lease of our manufacturing facility, expired in the first quarter of 2019. All of our equipment leases expired in 2018. In March 2019, the lessor of our manufacturing facility approved the assignment of the manufacturing facility lease to a third party effective May 1, 2019. The assignment represents a modification of the term of the manufacturing facility lease. Accordingly, the related right-of-use asset and lease liability were remeasured and an adjustment of $1.2 million was made to reduce the related lease liability and right-of-use asset.
During the three months ended March 31, 2019, we recognized operating lease expense of $149,000, including property taxes and routine maintenance expense, which approximated our cash payments for the period. As of March 31, 2019, the condensed consolidated balance sheet includes a $12,000 operating lease right-of-use asset and a $33,000 operating lease liability in other assets and other current liabilities, respectively. Total lease expense, including property taxes and routine maintenance expense under our operating leases was $298,000 for the three months ended March 31, 2018. Current and long-term deferred rent totaled $22,000 and $41,000, respectively, at December 31, 2018.
Contractual Commitments

In October 2018, we entered into an investment banking agreement, or the Engagement Agreement, with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which Ladenburg is acting as our strategic financial advisor to assist in the review of our business and assets and exploration of strategic opportunities for enhancing stockholder value, including the potential sale or merger of the company. Under the Engagement Agreement, as compensation for the services provided by Landenburg, we shall pay, or cause to be paid, to Ladenburg, the following nonrefundable fees: (i) if we consummate a transaction, we shall pay Ladenburg a transaction fee of $1,000,000 (the “Transaction Fee”) at the closing of the transaction, (ii) a retainer fee of $75,000, which was paid in 2018 and is creditable against the Transaction Fee, and (iii) an opinion fee of $250,000 paid in 2019. In January 2019, we entered into an exchange agreement with Immunic AG which, if completed, would result in the payment of the balance of the Transaction Fee to Ladenburg.
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

7. Fair Value
The following fair value hierarchy tables present information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at March 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$8,940	$8,940	$—	$—

	Fair Value Measurement at December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$12,940	$12,940	$—	$—
There were no liabilities measured at fair value on a recurring basis as of March 31, 2019 or as of December 31, 2018. The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature.
For our money market funds, unrealized gains and losses are reported as accumulated other comprehensive income (loss), and realized gains and losses are included in interest income on the condensed consolidated statements of operations. There were no transfers between Level 1, Level 2 or Level 3 for our assets during the periods presented.
8. Common Stock and Stock Warrants
Shelf Registration Statement
In May 2018, we filed a shelf registration statement on Form S-3, or the 2018 Shelf Registration Statement, which became effective in June 2018. The 2018 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co. However, upon the filing of our Form 10-K for the year ended December 31, 2018, the amount of our common stock held by non-affiliates was below $75.0 million, which limits the amount of capital we can raise under the Form S-3, during any 12 month period, to one-third of the aggregate value of our common stock held by non-affiliates.
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

Warrants
We issued warrants in connection with financing activities and for consulting services prior to our initial public offering. As of March 31, 2019, warrants for 240,620 shares of common stock were outstanding and exercisable at an exercise price of $92.99. The warrants expire in September 2019.
Stock Reserved for Future Issuance
Shares reserved for future issuance at March 31, 2019 are as follows:

Number of Shares
Common stock reserved for issuance for:
Outstanding stock options	1,494,620
Restricted stock units	5,100,000
Common stock options available for future grant:
2014 Equity Incentive Plan	813,032
2017 Inducement Equity Incentive Plan	1,850,000
Common stock reserved for issuance for outstanding warrants	240,620
Total common shares reserved for future issuance	9,498,272

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
Shares available for grant under the 2014 Plan totaled 813,032 shares as of March 31, 2019.
In September 2017, our board of directors approved the 2017 Inducement Equity Incentive Plan and amended and restated the plan in November 2017 (referred to as the Inducement Plan), which has terms and conditions substantially similar to our 2014 Plan. Under the Inducement Plan, 1,850,000 shares of our common stock were reserved to be used exclusively for non-qualified grants to individuals who were not previously our employees or directors as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. During the three months ended March 31, 2019 1,588,832 shares were canceled, leaving all 1,850,000 shares available for grant under the Inducement Plan.
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

In 2015, the Board approved grants for performance-based stock options to certain employees and consultants under the 2014 Plan. Performance-based stock options that were not forfeited would have fully vested on the third anniversary of the grant date if (i) our VTL-308 clinical trial had achieved statistical significance in its primary efficacy endpoint and (ii) the participant was a continuing service provider through the third anniversary of the grant date (as such terms are defined in the 2014 Plan). Prior to the announcement of the VTL-308 clinical trial results, we deemed the performance conditions as being probable and recorded stock-based compensation expense over the requisite service period for all performance-based stock options held by employees. In September 2018, we announced that the VTL-308 clinical trial failed to achieve its primary efficacy endpoint. Accordingly, the performance-based stock options were canceled and we reversed previously recognized stock-based compensation expense related to the performance-based stock options.
In an effort to maximize the cash on our balance sheet in the pending Transaction with Immunic, we restructured existing change of control and severance agreements with five current executive officers in January 2019. In connection with the restructuring of these agreements, the compensation committee of our board of directors approved among other things (i) the cancellation of 3.3 million options with a weighted average exercise price of $6.17 held by such officers; (ii) amendments to the existing change of control and severance agreements with each officer; and (iii) grants of 5.1 million restricted stock units, or RSUs, to such officers. The purpose of the amendments to the change of control and severance agreements and the issuance of the RSUs was to replace a portion of the cash that would be due to the officers pursuant to their existing change of control and severance agreements in the event of a change of control and termination, such as will occur if the Transaction with Immunic is completed, with stock awards. The options were canceled to make shares available under the 2014 Plan for the grant of the RSUs.
The RSUs vest 25% on each of the first four anniversaries of the grant date, and accelerate 100% pursuant to the change of control and severance agreements upon termination of employment by the company without cause or resignation by the officer for good reason. The RSUS can be settled in cash and/or shares of common stock at the election of the company. The grant of the RSUs is being accounted for as a replacement grant and an award modification as a result of the concurrent cancellation of the officers’ outstanding stock options. As a result, stock-based compensation will reflect the sum of the grant-date fair value of the original award for which the requisite service is expected to be rendered and the incremental cost resulting from the RSU grant using the straight line method. At March 31, 2019, 5,100,000 RSUs were outstanding of which 1,854,376 were vested.
The following table summarizes stock option activity under the 2012 Plan, the 2014 Plan and the Inducement Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	6,183,266	$6.51
Granted	—
Exercised	—
Forfeited or expired	(4,688,646)	$6.33
Outstanding as of March 31, 2019	1,494,620	$7.08	5.8	$—
Vested and expected to vest as of March 31, 2019	1,478,820	$7.09	5.8	$—
Vested as of March 31, 2019	1,349,075	$7.17	5.5	$—

Stock-Based Compensation Expense
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2018 was $4.40. The grant date fair value of the RSUs granted in the three months ended March 31, 2019 is equal to the intrinsic value of the RSUs or $0.25. The following are the ranges of underlying assumptions used in the BSM option pricing model to determine the fair value of stock options granted to employees and to non-employees under all stock plans during the three months ended March 31, 2018:

Employees:
Risk-free interest rate	2.0% - 2.1%
Expected dividend yield	0%
Expected volatility	79.8% - 82.0%
Expected term of options (years)	6.1
Fair value of common stock	$6.30 - $6.45
Non-employees:
Risk-free interest rate	2.1% - 2.7%
Expected dividend yield	0%
Expected volatility	73.4% - 80.9%
Expected term of options (years)	0.4 - 9.3
Fair value of common stock	$6.45 - $6.80
Net stock-based compensation expense for all stock awards recognized in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Employees:
Research and development	$46	$389
General and administrative	6,057	1,044
Total	$6,103	$1,433
Non-employees:
Research and development	$—	$51
General and administrative	—	69
Total	$—	$120
As of March 31, 2019, there was $2.6 million total compensation cost related to unvested employee stock awards, not yet recognized. Stock-based compensation expense for stock awards is expected to be recognized over a remaining weighted-average vesting period of 0.7 years; however, the vesting of the balance of the RSUs is expected to accelerate should the Transaction with Immunic be completed resulting in the recognition of $775,000 of stock-based compensation cost.

10. Severance Costs
In January 2019, in an effort to further reduce operating costs, our board of directors terminated Mr. Russell Cox, our chief executive officer, without cause. Pursuant to his change of control and severance agreement, Mr. Cox (i) was paid the equivalent of twelve months salary as severance sixty days after his termination date, (ii) is entitled to twelve months of COBRA reimbursement; and (iii) the vesting of all of his outstanding RSUs was accelerated and the related shares are to be delivered, or the cash equivalent is to paid to Mr. Cox ninety days following his termination date. The RSUs are expected to be settled in shares. The severance payment of $540,000 excluding taxes, estimated COBRA payments of $35,000 and 5.8 million in stock-based compensation cost recognized on the acceleration of the RSUs are included in severance costs in the accompanying unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2019. If the Transaction with Immunic is completed prior to the end of July 2019, Mr. Cox will be entitled to an additional six months of severance and COBRA reimbursement pursuant to his change of control and severance agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the year ended December 31, 2018. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Vital Therapies” refer to Vital Therapies, Inc. and its subsidiaries.
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
Overview
We are a biotherapeutic company that had been developing a cell-based therapy targeting the treatment of acute forms of liver failure. Our initial product candidate, the ELAD® System, or ELAD, is a human-cell-based, bio-artificial liver, which was being developed to improve rates of survival among patients with acute forms of liver failure. Since inception, we devoted essentially all of our efforts to product development, clinical testing and pilot manufacturing.

In September 2018, we reported data from a phase 3 clinical trial of ELAD failed to meet its primary endpoint of a significant improvement in overall survival and its secondary endpoint of the proportion of survivors. Considering these results, we do not believe the ELAD System can be approved in the United States or Europe without additional clinical trials, if ever. Consequently, we have ceased any further development of the ELAD System, substantially reduced our workforce, discontinued most of our supply and service agreements in late 2018, and shifted our strategic focus to identifying and exploring strategic alternatives including a merger, or an acquisition or sale of assets.
In January 2019, we entered into an exchange agreement, or the Exchange Agreement with, Immunic AG, or Immunic, and all of the current shareholders of Immunic, pursuant to which all of the Immunic shareholders will exchange all of their Immunic shares for shares of our common stock, with the result of Immunic becoming a wholly-owned subsidiary of the Company, which is referred to as the Transaction. Subject to the closing of the Transaction, the company will be renamed "Immunic, Inc." and will focus on advancing Immunic's pipeline of treatments for chronic inflammatory and autoimmune diseases.
Further, our business, operating results, financial condition and prospects are subject to significant risks and uncertainties. Even if we complete the Transaction, we will have no commercial products and it may be difficult to secure additional funding in light of the risks and circumstances. In addition to the Transaction, we have entered into an agreement to sell certain ELAD-related assets and related intellectual property rights to a third party, we had three facility leases expire without renewal in the first quarter of 2019, and the lessor of another facility approved the assignment of the lease of that facility to a third party effective May 2019. If the proposed transaction with Immunic is not completed and we are unable to seek an appropriate alternate use for our remaining assets, we may decide to pursue a dissolution and liquidation of the company. In such event, the amount of cash available for distribution to stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities. There can be no assurance any transactions will be completed.
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $346.9 million through March 31, 2019. In consideration of our decision to cease the further development of ELAD in the United States and Europe, we have made reductions in operating expenses as we pursued strategic alternatives for the Company. As a result, we believe that our existing cash and cash equivalents of $9.6 million as of March 31, 2019 would be sufficient to meet our known liabilities and commitments at such date; however, we expect our resource requirements to change materially to the extent we complete the Transaction with Immunic. We have based our estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the close of the Transaction with Immunic, other strategic options that we may pursue, any unforeseen cash needs which may deplete current cash and cash equivalents sooner than planned, or any future research and development efforts.
Results of Operations
Research and Development Expenses
Research and development expenses have principally been related to the development of the ELAD System and have been expensed as incurred. Our research and development expenses consisted primarily of:

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

•	other costs associated with research, the preparation of submissions and other regulatory activities.

The costs of clinical trials vary significantly over the life of a project as a result of a variety of factors including, but not limited to, the following:

•	per subject trial costs;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the number of subjects that participate in the trials;

•	quality assurance activities and standards consistent with the U.S. Food and Drug Administration, or FDA, and other regulatory requirements;

•	additional safety monitoring or other studies requested by regulatory agencies;

•	the number of events that occur in event driven clinical trials; and

•	the frequency and duration of subject follow-up visits.
A change in any of these variables can result in a significant change in the costs and timing associated with clinical development. For example, if we were to conduct an additional clinical trial, we would be required to expend significant additional financial resources and time on the completion of the clinical development of the ELAD System. However, based on our current plan, and in light of our VTL-308 clinical trial results, we do not expect any significant research and development costs prior to the successful completion of a strategic transaction.
General and Administrative Expenses
General and administrative expenses have consisted primarily of salaries and related costs for personnel in executive, finance, information technology, marketing and legal functions. Other general and administrative expenses include but are not limited to related facility costs, stock-based compensation, professional fees for legal, consulting, accounting and tax services and insurance costs. Based on our current plans and past reductions in workforce, we expect significantly reduced general and administrative costs until such time we complete a strategic transaction.
Severance Costs
Severance costs in 2019 principally relate to the payments and the accelerated vesting of restricted stock units on the termination of our chief executive officer pursuant to his change of control and severance agreement. We also expect to incur costs related to the termination of the executive officers, pursuant to severance and change of control agreements previously entered into with such officers on the completion of the Transaction with Immunic.
Other Income
Interest Income
Our cash and cash equivalents are and have been invested primarily in money market funds, which in our opinion, provide liquidity and protection from loss of principal. We expect to continue to make similar investments while the funds await use in operations.
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table summarizes our operating expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
	2019	2018	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$494	$10,157	$(9,663)	(95)%
General and administrative	2,690	4,335	(1,645)	(38)%
Severance costs	6,369	—	6,369	100%
Total operating expenses	$9,553	$14,492	$(4,939)	(34)%

Research and development expense decreased by $9.7 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease includes a reduction in clinical trial costs of $2.2 million due to the completion of enrollment in VTL-308 in the first quarter of 2018. There were no subjects enrolled in the VTL-308 in the first quarter of 2019, while 19 subjects were enrolled in the first quarter of 2018. Research and development expense also reflects a $3.5 million reduction in compensation costs, $2.1 million in consulting costs and $1.3 million in manufacturing supplies in the 2019 quarter reflecting that our VTL-308 clinical trial did not successfully reach its primary or secondary endpoints. As a result, we ceased substantially all of our development efforts related to the ELAD System including a significant reduction in staff.
Total general and administrative expenses during the three months ended March 31, 2019 decreased by $1.6 million as compared to the three months ended March 31, 2018. The decrease reflects a $1.8 million reduction in compensation costs primarily due to reductions of $850,000 in stock-based compensation and $556,000 in estimated incentive compensation costs. In addition, there were decreases of $215,000 in travel, $161,000 in consulting and $159,000 in marketing primarily associated with the result of the outcome of our clinical trial. These decreases were partially offset by an increase of $601,000 in legal and accounting costs principally reflecting costs related to the Immunic Transaction.
In January 2019, in an effort to further reduce operating costs, our board of directors terminated Mr. Russell Cox, our chief executive officer, without cause. As a result, severance of $540,000 excluding taxes, estimated COBRA costs of $35,000 and $5.8 million in stock-based compensation costs were recognized and included in severance costs in the accompanying unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2019.
Liquidity and Capital Resources
Overview
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $346.9 million through March 31, 2019. In consideration of our decision to cease the further development of ELAD in the United States and Europe, we have made reductions in operating expenses as we pursued strategic alternatives for the Company. As a result, we believe that our existing cash and cash equivalents of $9.6 million as of March 31, 2019 would be sufficient to meet our known liabilities and commitments at such date based on our current operations; however, we expect our resource requirements to change materially to the extent we enter into and complete the Transaction with Immunic. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, the close of the Transaction with Immunic, any unforeseen cash needs which may deplete current cash and cash equivalents sooner than planned, or any future research and development efforts.

We currently have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or SEC, which expires June 2021. The shelf registration statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities or units in one or more offerings and in any combination, of which $60.0 million may be offered, issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co. However, upon the filing of our Form 10-K for the year ended December 31, 2018, the amount of our common stock held by non-affiliates was below $75.0 million , which limits the amount of capital we can raise under the Form S-3, during any 12-month period, to one-third of the aggregate value of our common stock held by non-affiliates. Additional funding other than pursuant to the Transaction is unlikely.

Should the Transaction with Immunic be completed, as a condition to closing, the Immunic shareholders and certain executive officers and directors are expected to invest an aggregate amount of approximately €26.7 million, or approximately $30.0 million based on the exchange rate at March 31, 2019, in Immunic prior to the consummation of the Transaction. Following the closing of the Transaction, such funds would be available to support the development of Immunic’s current pipeline of treatments for chronic inflammatory and autoimmune diseases.

In addition, in October 2018, we received a letter from the staff of Nasdaq providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement, or the Bid Price Requirement, for continued listing on the Nasdaq Global Market. The notification had no immediate effect on the listing of our common stock. In accordance with Nasdaq listing rules, we are afforded 180 calendar days, or until April 23, 2019, to regain compliance with the Bid Price Requirement. In conjunction with their approval of the Transaction, we have requested stockholder approval of a reverse split of our common stock whereby we would expect our common stock to trade above the $1.00 minimum share requirement. In addition, Immunic is applying for listing on the Nasdaq Stock Market on completion of the Transaction. However, if our stockholders do not approve and we do not complete the Transaction including the reverse split by April 23, 2019, our common stock could be delisted, which could, among other things, substantially impair our ability to raise additional funds to sustain our operations and our ability to successfully complete the Transaction, and could result in the loss of investor interest.
We believe that due to the factors described above, there is substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2019.
Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with an intent to maximize liquidity and preserve capital. As of March 31, 2019, such funds were held in cash and money market funds.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(3,739)	$(13,074)
Investing activities	10	(150)
Financing activities	—	(30)
Net cash used in operating activities
During the three months ended March 31, 2019, operating activities used $3.7 million of cash. The use of cash primarily related to our net loss of $9.5 million adjusted for non-cash charges of $6.1 million related to stock-based compensation, and $217,000 related to depreciation and amortization, and a $0.6 million net decrease in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2019 consisted primarily of a decrease of $1.1 million in accrued expenses and accounts payable. The decrease in accrued expenses and accounts payable was primarily attributable to a decrease in operations following the failure of our VTL-308 clinical trial.
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
Investing Activities
During the three months ended March 31, 2019, net investing activities provided $10,000 of cash due to proceeds from the sale of certain manufacturing equipment. During the three months ended March 31, 2018, investing activities included $150,000 for capital expenditures for facilities improvements and purchases of equipment for manufacturing and research and development .
Financing Activities
During the three months ended March 31, 2019, there were no financing activities to report. During the three months ended March 31, 2018, financing activities used $30,000 of cash related to deferred financing costs.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including, but not limited to:

•	the timing and structure and completion of any strategic options and transactions;

•	the cost, timing and outcome of any future litigation costs;

•	personnel-related expenses, including salaries, benefits, stock-based compensation expense and other compensation expenses related to retention and termination of personnel;

•	the scope, progress, results and costs of research and development and any future clinical trials;

•	the cost and timing of any future regulatory submissions;

•	the cost and timing of developing and validating manufacturing processes for any potential product candidates;

•	our ability to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the number and characteristics of any future product candidates we pursue (if any);

•	the costs involved with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount from the sales of, or royalties on any future product candidates, if any.
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
Off-Balance Sheet Arrangements
Through March 31, 2019, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
There were no material changes during the three months ended March 31, 2019 outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 4, 2019 and the $925,000 transaction fee payable to Ladenburg Thalmann & Co. Inc. pursuant to an investment banking agreement should we consummate a transaction such as the Transaction with Immunic AG.
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

During the first three months of 2019, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2019 for a more complete discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
See note 2 "Summary of Significant Accounting Policies" to the unaudited interim condensed consolidated financial statements contained in this form 10-Q for additional information related to recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 4, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures during the three months ended March 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures during the three months ended March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us, that we believe would materially affect our business, operating results, financial condition or cash flows. Our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. In particular, in connection with the Transaction, it is not uncommon for lawsuits to be filed alleging lack of process or breach of fiduciary duties by directors, and we may face such suits in the future. As a result, in the future, we may be involved in various legal proceedings from time to time.

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
Failure to complete the Transaction may result in the Company paying a termination fee to Immunic and could harm our common stock price and our future business and operations.
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
Although our stockholders have approved the Transaction, specified conditions must be satisfied or waived to complete the Transaction. These conditions are set forth in the Exchange Agreement, including Immunic’s concurrent financing. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Transaction may not occur or will be delayed, and we would lose the intended benefits of the Transaction.
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
In addition, the five member board of directors of the Company will initially consist of four individuals with prior affiliations with Immunic and Dr. Duane D. Nash, currently Chief Executive Officer, President and a current director of the Company. Consequently, our current stockholders will exercise substantially less influence over the management and policies of the Company following the closing of the Transaction.
During the pendency of the Transaction, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Exchange Agreement, which could adversely affect our businesses.
Covenants in the Exchange Agreement impede our ability to make acquisitions, subject to specified exceptions relating to fiduciary duties or complete other transactions that are not in the ordinary course of business pending completion of the Transaction. As a result, if the Transaction is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Exchange Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to specified exceptions, even if any such transactions could be favorable to us.
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

In September 2018, we voluntarily discontinued our development of our product candidate, the ELAD® System, or ELAD, in view of the results of our VTL-308 phase 3 clinical trial in the U.S. and Europe. We engaged Ladenburg Thalmann & Co. Inc., as a financial advisor to assist us in pursuing strategic alternatives, and on January 7, 2019, we announced that we had entered in to the Exchange Agreement. We continued to evaluate additional strategic alternatives in order to enhance stockholder value and we have suspended many of our research and development activities to reduce operating expenses. As a part of these efforts, we have entered into an agreement to sell certain ELAD-related assets and related intellectual property rights to a third party and we have agreed to the assignment of our manufacturing facility lease to another third party effective May 2019. We have and expect to continue to devote significant time and resources to pursuing and completing these strategic alternatives, including the Transaction; however, there can be no assurance that the Transaction or other such activities will be completed or enhance stockholder value. In addition, potential strategic transactions that require stockholder approval, such as the Transaction and the related matters stockholders are being asked to approve, may not be approved by our stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

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

There can be no assurance that the Transaction or any other strategic transactions we may identify or undertake, including the sale of our ELAD-related assets, will result in one or more successfully consummated transactions. If the Transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we continue to pursue our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include but are not limited to: (i) regulatory and clinical obligations; (ii) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; and (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

Our business to date has been almost entirely dependent on the success of ELAD and we have decided to discontinue further development of ELAD in the U.S. and Europe, and devote significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.

To date, we have invested substantially all of our efforts and financial resources into the research and development of the ELAD System, which was our only product candidate to enter clinical trials. In September 2018, we voluntarily discontinued our development of ELAD in the U.S. and Europe in view of the results of our VTL-308 phase 3 clinical trial.

We are evaluating and pursuing strategic alternatives with a goal to enhance stockholder value, including the Transaction and the sale of ELAD-related assets, and have suspended most of our research and development activities to reduce operating expenses while we focus on closing the Transaction and pursuing other strategic transactions such as the sale of assets.

There can be no assurance that our efforts to sell certain of our assets will be approved or consummated. In addition, there can be no assurance that any transactions, involving our company and/or assets, that is consummated would enhance stockholder value. Further, there also can be no assurance that we will conduct additional research or development activities in the future.

We are substantially dependent on our remaining employees to facilitate the consummation of strategic transactions. We could lose such key employees, in particular, as a result of the VTL-308 data and the reduction in our workforce in September 2018.

In September 2018, we instituted across the board expense reductions to conserve capital, including a workforce reduction of approximately 85%. Our cash conservation activities may and has yielded unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause our remaining employees to seek alternative employment. Our ability to successfully complete strategic transactions, including the Transaction, depends in large part on our ability to retain certain of our remaining personnel, particularly Duane D. Nash M.D., our Chief Executive Officer and President, Robert A. Ashley, our Executive Vice President and Chief Scientific Officer, Michael V. Swanson, our Executive Vice President and Chief Financial Officer, and John M. Dunn, our General Counsel and Secretary. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to continue to pursue and complete strategic transactions, as well as to fulfill our reporting obligations as a public company.
Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources and to consummate strategic transactions. Although we have suspended most of our research and development activities, if we resume the development of ELAD outside the U.S. or of new therapeutic products, such development requires expertise from a number of different disciplines, some of which are not widely available. The failure of the VTL-308 clinical trial will likely make it more challenging to retain qualified personnel and difficult to recruit personnel in the future, if necessary. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede our ability to execute on a strategic path forward.
Our key employees have a significant amount of know-how and experience in our company, and the loss of one or more of them could have a material and adverse effect on our operations or ability to consummate strategic transactions. While we have taken steps to retain our employees, including the granting of equity awards, paying competitive salaries and implementing appropriate bonus programs, these factors may not be enough to retain the employees that we need.
The loss of the services of existing personnel or the failure to recruit additional, suitable key personnel in a timely manner, if required, could harm our business. We may experience difficulty in hiring and retaining highly-skilled employees with appropriate qualifications as needed, particularly in light of the failure of our VTL-308 clinical trial. If we fail to retain and motivate our current personnel or fail to attract new personnel, our business, future prospects and our ability to consummate strategic transactions would be harmed.
Furthermore, while we have entered into employment letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. It can be challenging to retain qualified personnel.
Risks Related to Our Business
We were dependent on the success of the ELAD System, and we do not expect be able to complete the development of, successfully obtain regulatory or marketing approval for, or successfully commercialize, the ELAD System in the United States, or the U.S., and Europe.

We have been subject to all of the uncertainties and complexities affecting a clinical-stage, combination product, biologic and medical device company. We have not successfully completed clinical development for any of the ELAD System’s potential indications in the U.S. or Europe where the ELAD System is regulated as a combination biologic and medical device, and as a combined somatic cell Advanced Therapy Medicinal Product, respectively. In September 2018, we announced that our VTL-308 clinical trial failed to meet both its primary and secondary endpoints. In light of these results, we do not believe that the ELAD System can be approved in the U.S. or Europe, if ever, without additional clinical trials that would require substantial capital and time to complete. Consequently, we have ceased any further development of the ELAD System and are pursuing strategic transactions including the sale of these assets. We do not have any other later-stage product candidates in our product pipeline.

Our VTL-308 clinical trial was performed in certain subjects with severe alcoholic hepatitis, or sAH. Any additional indications we could elect to pursue in future trials would require the initiation and completion of additional phase 3 clinical trials demonstrating safety and efficacy for each such indication. For example, even prior to our VTI-208 clinical trial, the Food and Drug Administration, or FDA, had noted its view that preliminary clinical evidence did not indicate that the ELAD System may demonstrate a substantial improvement over standard of care. Since then, our VTI-208 and VTL-308 clinical trials failed to meet both their primary and secondary endpoints. There is no guarantee that any potential future clinical trials would be completed in a timely fashion or would succeed. Further, there can be no assurance that any potential future clinical trials will be timely, successful, or that regulators will approve the ELAD System in a timely manner, or at all. Finally, even if clinical testing of the ELAD System was resumed in the future and the ELAD System is subsequently proven to be safe and effective and ultimately receives regulatory approval, there is no guarantee that its commercialization would be successful.
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
We are a clinical-stage company, and clinical development of novel therapies is a highly speculative undertaking. We have incurred significant losses in each fiscal year since our inception, including net losses of $9.5 million for the three months ended March 31, 2019 and $41.5 million, $52.1 million and $41.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of March 31, 2019, we had an accumulated deficit of $346.9 million. Even though we discontinued most of our research efforts in September 2018, we expect to continue to spend a considerable amount of our resources on pursuing strategic transactions. We are continuing to incur expenses related to the pursuit of these strategic transactions, including the Transaction with Immunic. We also may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in large part, on our decisions on strategic alternatives we pursue and complete. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We anticipate incurring additional losses and negative cash flow from operations for the foreseeable future. We are not currently generating and do not expect to generate revenues in the foreseeable future, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale, we may never generate significant revenue from selling products or achieve profitability and we may never complete the development of any product candidates. We do not have a product candidate that has been approved for marketing in the United States or elsewhere, and we may never receive any such approval. Our two most recent clinical trials, VTI-208 and VTL-308, failed to reach both their primary and secondary endpoints. If we do develop or acquire other product candidates, we would expect our research and development expenses to increase significantly. If we do acquire a new product candidate and successfully develop and obtain regulatory approval for it, we also expect to incur significant sales and marketing expenses.

Our losses have had and will continue to have a material adverse effect on our stockholders’ equity, financial position, cash flows and working capital. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to produce revenue and achieve profitability is dependent on our ability to complete the development of product candidates, obtain necessary regulatory approvals, and to successfully manufacture and market products. We cannot assure you that we will ever be profitable even if we successfully enter into and complete strategic transactions or commercialize products. Failure to become and remain profitable or the perception that we may never become profitable would adversely affect the market price of our common stock and our ability to raise capital and continue operations.
Although we have suspended most of our research and development activities, if we resume the clinical development of any product candidates, we would need to obtain additional financing to fund our operations and, if we were then unable to obtain such financing, we may be unable to complete the development and commercialization of any potential product candidates.
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $346.9 million through March 31, 2019. Based on our current employees, our known commitments, and our ongoing administrative costs to explore and pursue strategic options, we believe that our existing cash and cash equivalents of $9.6 million as of March 31, 2019 should be sufficient to meet our known liabilities and commitments as of March 31, 2019; however, we expect our resource requirements to change materially to the extent we enter into the Transaction or any other strategic transactions. Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. We have based this forecast on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.
To advance the development of product candidates, we would need to obtain additional financing and increase our expenditures; however, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate any potential future research and development programs or potential future commercialization efforts.
Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and structure of any strategic options that are being considered by us, including the Transaction and asset sales;

•	our ability to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the number and characteristics of any future product candidates we pursue (if any);

•	the timing and progress of any development programs;

•	the scope, progress, results and costs of any research and development and future clinical trials;

•	the cost and timing of any regulatory submissions;

•	the cost and timing of scaling up and validating the manufacturing processes;

•	the cost and timing of commercialization activities, including reimbursement, marketing, sales and distribution costs, both before and after product approval (if any);

•	the costs involved with being a public company;

•	the cost, timing and outcome of any future litigation;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of any sales, milestone payments or royalties.
We may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances, marketing or distribution arrangements or a combination thereof. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The Nasdaq Stock Market, or Nasdaq, or upon obtaining stockholder approval. On October 25, 2018, we received a letter from the staff of Nasdaq providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement, or the Bid Price Requirement, for continued listing on Nasdaq. The notification had no immediate effect on the listing of our common stock. In accordance with Nasdaq listing rules, we were afforded 180 calendar days, or until April 23, 2019, to regain compliance with the Bid Price Requirement. There can be no assurance that we will be able to satisfy the criteria for continued listing on Nasdaq or that we will be able to obtain stockholder approval, if it is necessary, to take the steps needed to remedy the Bid Price Requirement. If our common stock is delisted, this would, among other things, substantially impair our ability to close the Transaction and limit our strategic alternatives and opportunities. If adequate funds are not available, we may be required to close our operations.
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
We may require additional capital to operate or expand our business. The failure of the VTL-308 clinical trial to meet its primary or secondary endpoints may make it very difficult for us to seek and obtain financing from the capital markets on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be substantially diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Furthermore, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing. If we do not have funds available to enhance any potential product candidates, maintain the competitiveness of our technology and pursue business opportunities, this would have an adverse effect on our business, operating results and financial condition.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2018, we had net operating loss, or NOL, carryforwards of approximately $208.6 million and $203.0 million (prior to our adjustments for uncertain tax positions), net of estimated limitations caused by certain ownership changes under Section 382 of the Internal Revenue Code, for federal and state income tax purposes, respectively. In general, under Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL and tax credit carryforwards. We believe our existing NOL and tax credit carryforwards are subject to limitations arising from previous ownership changes, and if we undergo any further ownership changes, such as in connection with the Transaction, our ability to utilize NOL and tax credit carryforwards could be further limited or substantially eliminated. Future changes in our stock ownership, some of which are outside of our control, could also result in additional ownership changes under Section 382. The strategic options that we are pursuing, including the Transaction, will create an ownership change under Section 382 of the Internal Revenue Code, which would limit all or substantially all of our NOL and tax credit carryforwards. Furthermore, our ability to utilize NOLs and tax credit carryforwards of companies that we may acquire in the future, if any, may be subject to limitations.
Furthermore, in 2013, California adopted a single factor, sales, for apportioning income and losses to the state. Although completely offset by our valuation allowance, we had recognized NOL and tax credit carryforwards from 2013 through 2017 based on a multiple factor apportionment based on salaries, property and sales in the state. This position was based on prior court rulings supporting the use of the multiple factor apportionment. This ruling was overturned by the California Supreme Court in December 2015, and, in October 2016, the U.S. Supreme Court declined to hear the case. California has no regulations or guidance nor have there been any public rulings addressing how a company with no sales should apportion losses to California. As most of our operations are in California, we have filed our tax returns using a multiple factor apportionment. For these reasons and due to the limitations discussed above, we likely will not be able to utilize all or substantially all of such NOL and tax credit carryforwards, even if we attain profitability.

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
In the past, we have been involved in securities litigation, and defending against such litigation or an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows and ability to consummate strategic transactions.
Our industry is characterized by frequent claims and litigation, including claims regarding patent or other intellectual property rights, as well as product liability. Additionally, in the past, companies that experience volatility in the market price of their stock have been subject to securities class action litigation. For example, following our announcement that the ELAD System, our sole product candidate, failed to meet its primary and secondary endpoints in our VTI-208 phase 3 clinical trial, we became the subject of a lawsuit alleging securities law violations. Although this litigation was dismissed, this type of litigation can be expensive and disruptive to normal business operations and divert management's attention, and the outcome can be difficult to predict regardless of the facts involved. We are at a heightened risk of, and could be subject to, additional litigation following our announcement in September 2018 that the ELAD System failed to meet its primary and secondary endpoints in our VTL-308 phase 3 clinical trial. An unfavorable outcome with respect to a lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows and our ability to consummate strategic transactions. In particular, in connection with the Transaction, it is not uncommon for lawsuits to be filed alleging lack of process or breach of fiduciary duties by directors, and we may face such suits in the future.

Risks Related to the Clinical Development of Product Candidates
If we resume the clinical development of any product candidates, we have limited experience in conducting pivotal clinical trials used to support regulatory approval, and our prior clinical trials of the ELAD System did not demonstrate a statistically significant improvement in survival, the primary endpoint that was needed to support regulatory approval.
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
If we resume the clinical development of any product candidate, any positive results from previous clinical trials may not be predictive of future results.
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
The human liver-derived C3A cells, or VTL 3A cells, we have used have been shown in animal studies to have the capacity to grow into a tumor mass under certain conditions. While it is possible that some VTL C3A cells could escape from the ELAD cartridges and cause tumors in patients or produce substances that could lead to the development of malignant tumors, it is expected within the natural medical history of this population of patients with chronic liver disease (whether caused by hepatitis B or alcohol) that a certain incidence of cancer will be reported. There was no evidence that the incidence or type of cancer was different between the ELAD and the control groups in our study in China. There have been two reported cancers (rectal cancer and squamous cell carcinoma) in our extended follow-up of ELAD-treated subjects from the VTI-208 study and there have been no such reported cases of cancer in VTL-308. These or other adverse events, even those that are currently unforeseen, could significantly affect any potential future development and commercialization efforts, cause the regulatory authorities to place any potential future clinical trials on hold or to refuse to grant or maintain any potential future marketing approval or result in withdrawal of the ELAD System from the market in the event that development of the ELAD System is resumed and ultimately receives marketing approval.
Due to ethical considerations, we conducted open-label clinical trials of the ELAD System, where control subjects do not receive a sham treatment, and similarly structured trials could introduce unacceptable bias into any future trial results.
We did not conduct our VTI-208, VTI-210, VTI-212 or VTL-308 clinical trials with a sham control extracorporeal circuit that includes empty cartridges. This is due to the potential harm that the extracorporeal circuit can cause to control subjects without the potential for any benefit, which makes it unethical to subject the controls to a sham. Although regulatory agencies agree that, due to the nature of the ELAD System therapy, it is not possible to conduct a blinded study, they have expressed concern that the open-label nature of the study design may introduce significant bias in the treatment of the ELAD System or control subjects, since the study subject, physicians and caregivers know who has and has not received the ELAD System therapy. We had developed a protocol that attempted to minimize this bias to the extent possible, including defining a protocol-specific standard of care, specifying steroid treatment, standardizing the discharge criteria for both the ELAD-treated and control subjects, requiring that follow-up visits are conducted by a blinded reviewer, ensuring home healthcare nurses and other clinical personnel are unaware of treatment assignment, educating subjects not to reveal treatment assignment to their caregivers and monitoring concomitant medications, alcohol recidivism and interaction with the healthcare system to provide evidence that there is no meaningful difference between the groups that might have significantly confounded the trial data. However, there is no guarantee that bias will not enter into any potential future clinical trial, affect the results of such trials or cause regulatory agencies to refuse marketing approval of any product candidates.

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

•
delays or failure by us in manufacturing sufficient quantities of product pursuant to required quality standards or by third-party manufacturers in supplying the product or necessary and suitable components;

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
The FDA expressed concern with our past phase 3 clinical trials that, to the extent there are significant differences in how treated and control subjects are treated during the study and after discharge from the hospital, the study may not be able to provide convincing evidence of safety and efficacy. For example, differences in length of hospital stay, rates of hospital re-admission, alcohol recidivism rates, nutritional support, and the use of concomitant medications could significantly confound the reported study results.
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
Risks Related to the Medical Device Components of the ELAD System or Any of Our Products
If we or our third-party manufacturers fail to comply with the Quality System Regulation, or QSR, in the U.S. or Medical Device Directives and Standards in Europe, our business would suffer.

We are required to demonstrate and maintain compliance with applicable regulations for the manufacturing of combination biologic products, including specified parts of the QSR and European Medical Device Directives, or MDD, with respect to any biological product candidates. Any third-party medical device manufacturers we use are required to demonstrate and maintain compliance with the QSR and MDD. The QSR and MDD are complex regulatory schemes that cover the methods and documentation of and for the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of the regulated products. Regulatory agencies enforce the QSR and MDD through periodic inspections. Prior to any potential approval of any such product in the U.S. and Europe, our manufacturing facility would be subject to a preapproval inspection to determine compliance with the applicable regulations, including cGMPs, parts of the QSR, the European drug cGMP regulations, and the MDD. In addition, our third-party medical device component manufacturers would be subject to a preapproval inspection to determine compliance with QSR and MDD requirements. Our failure, or the failure of our third-party manufacturers, to pass a preapproval inspection, or to take satisfactory and prompt corrective action in response to an adverse inspection, could prevent or significantly delay approval of any product.
The ELAD System bedside unit is based on a cardio-pulmonary bypass system that was replaced with an updated system, and regulatory authorities may not view the systems as interchangeable, which could cause regulatory approvals to be significantly delayed should we resume development of ELAD for new indications.
The ELAD System bedside unit was originally based exclusively on the LivaNova (formerly Sorin) Stöckert Perfusion System S3 Double Head Pump Module, a medical device indicated for use during cardio-pulmonary bypass surgery. All or part of our early clinical trials were carried out using an ELAD System bedside unit based on LivaNova’s S3 system. However, LivaNova stopped selling the S3 system and replaced it with an updated S5 system. We carried out testing of an ELAD System bedside unit based on the S5 and we believe that the S3 and S5 systems are equivalent and interchangeable from a clinical and regulatory perspective. We have submitted information to both the U.S. and the European regulatory authorities to support equivalence. Both the S3 and S5 systems were used in our VTI-208, VTI-210 and VTL-308 clinical trials. There can be no assurance that regulatory authorities will continue to view the S3 and S5 systems interchangeably, or that LivaNova would cooperate with us or provide us with the documentation necessary for inclusion in a BLA submission, if any, which would be required to obtain regulatory approval of our ELAD System. If regulatory authorities do not view the S3 and S5 systems as equivalent, or LivaNova fails to provide the information necessary for inclusion in our regulatory filings, future development and approval of the ELAD System, if any, may be significantly delayed or prevented. In addition, effective January 1, 2018, LivaNova no longer supports its S3 systems. Accordingly, if a future trial is undertaken and successful, we have to commercialize ELAD with only the LivaNova S5 system.
One of the ELAD System component suppliers was subject to an FDA consent decree, which could have forced us to find another supplier for this component.

One of the components of the ELAD System bedside unit is manufactured by Terumo Cardiovascular Systems, or Terumo. In March 2011, Terumo entered into a consent decree with the FDA which limited its ability to ship products from certain of its manufacturing facilities including the one that manufactures a component we used in our prior clinical trials. We received notice from Terumo in June 2016 that all restrictions listed in the 2011 consent decree were lifted. If we had been unable to source the component we use from Terumo, we would have had to source the component from an alternative supplier. If Terumo or another component supplier has similar issues in the future, there is no guarantee that a qualified alternative supplier can be found that will agree to terms reasonably acceptable to us on a timely basis or at all. This and similar situations with other suppliers could significantly delay the development of future products.
In the development of combination biologic and device products, changes in any of the device components could affect our ability to complete any future clinical trials or to obtain and maintain approval and commercialization efforts.
The device components of any combination product must be reviewed as part of any BLA. If the manufacturers of those components make modifications, discontinue supplying or are unable to supply sufficient quantities of such components during any potential clinical testing or after any approval, or if we elect to change a component, we would need to perform validation testing and obtain FDA and other regulatory approval prior to using the modified or replacement component. For example, one of our suppliers of a key component in our manufacturing process was having an issue meeting all of their customer orders for the component. If we were unable to obtain sufficient quantities of the component on a timely basis, there could have been a delay in enrollment in our clinical trial or, if following an approval, in the marketing of the product until additional supplies become available, or we would be required to validate an alternative component to use, which could delay any clinical trials or the marketing of a product, and increase our costs. If the FDA or any other regulatory body fails to approve use of those modified or replacement devices or if we were unable to validate a replacement component, we would not be able to initiate or complete clinical trials or, in the future, we might not be able to market or could have to suspend marketing in certain jurisdictions.
If we determine to resume the clinical development of ELAD, we may be unable to demonstrate that devices cleared for different uses may be safe and effective for use in the ELAD System.
Most device components of the ELAD System have been previously cleared for use by the FDA or other regulatory authorities. However, in many instances, we would be using the components outside the scope of their cleared indications. Other device components have no regulatory approvals. If we were to resume development of the ELAD System, we may need to conduct additional testing to bridge the differences between the cleared indications for use and its use in the ELAD System in order to obtain any approval, or we could be required to obtain separate clearance for one or more of the components used in the ELAD System. The failure to provide adequate bridging information or to obtain separate clearance of these device components for use in the ELAD System, if required, could delay or prevent an approval of the ELAD System should further development of the ELAD System be pursued.
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

In the manufacture of products, we often rely on third party suppliers, and in many instances, a single third party supplier, for critical components, and these suppliers could cease to manufacture the components, go out of business or otherwise not perform as anticipated.

While the growth of VTL C3A cells for ELAD is under our control, the manufacture of all of the other parts and components of the ELAD System have been undertaken by third party suppliers. We have previously relied on a single source of supply for many critical components, including components of the ELAD System bedside unit, the ultrafiltrate generator cartridges, the media we use to grow and ship our VTL C3A cells, the cartridges in which our VTL C3A cells are grown, the final cell filter cartridges and the bioreactors that have been developed to grow and store the ELAD cartridges. If we fail to develop additional sources of supply in such situations, and a single source of supply of a critical component were to become unavailable, our ability to develop or to initiate commercialization our products would be severely compromised. In addition, we have relied on third party suppliers for the safety of products of human and animal origin that are incorporated in the production process, and these suppliers could cease to manufacture the components, inadequately test these components, go out of business or otherwise not perform as anticipated. We have not had long-term agreements with our suppliers, and we have purchased components on a purchase order basis. For components that are not readily available from other sources, we would be subject to the risks that our suppliers will raise their prices or impose other terms or conditions that are less favorable or unacceptable to us.
For instance, bovine serum, which is a component of the cell growth media, used in the manufacture of the ELAD System cell cartridges is obtained from an outside supplier. We have been wholly reliant on the guarantee of our supplier that the bovine serum used in our manufacturing procedures is free of transmitted animal viruses and other pathogens. Should the source of supply become infected, or the supplier become unable to continue to supply bovine serum of the quality necessary to support human use, or the regulations change such that the bovine serum cannot be used for human use, we would have to find alternative sources of supply and manufacturing methods, for which there is no guarantee of success.
Human albumin and Trypsin-EDTA are also used in the manufacture of ELAD System cartridges and each have been provided by a single supplier. While these products were tested to be free of contamination by the supplier, we cannot guarantee that will always continue to be the case.
If a facility becomes inoperable, we would be unable to continue manufacturing any product candidate and as a result, our business will be harmed until we are able to secure a new facility.
Before any manufacturing or assembly facilities can be used, it would need to be qualified and approved by regulatory authorities prior. Facility and equipment are costly to replace and require substantial lead-time to repair or replace. Facilities may be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our research, development and manufacturing for some period of time. The inability to perform our manufacturing activities, combined with our limited inventory of reserve raw materials and manufactured supplies, would result in the delay of any potential future clinical trials.

We often rely on third parties for certain aspects of the manufacture of clinical products and supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or if they encounter other manufacturing issues.

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

•
Manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies to ensure strict compliance with current good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, and they are also subject to the same ongoing periodic unannounced inspection. Any license to manufacture product candidates are subject to continued regulatory review. Failure to meet such standards could result in the need to take corrective actions and even withdrawal of product from the market.

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
Each of these risks could delay or prevent the completion of any future clinical trials or the approval of any future product by the FDA, result in higher costs, or adversely impact commercialization. If our contract manufacturers are unable to successfully produce any components or any related supplies for future clinical trials or commercialization, such trials or efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
We forecast the requirements for components and materials used in our products and, if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

In the past, we have kept limited materials, components and, if applicable, finished product on hand. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our future inventory needs and entered into purchase orders on the basis of these requirements. Limited historical experience may not provide us with enough data to accurately predict our future needs. To the extent our components are medical devices, they will have fixed future expiration dates. If we overestimate our component and material requirements, we will have excess inventory, which may have to be disposed of if it exceeds approved expiration dates, which would increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products. Any of these occurrences would negatively affect our financial performance and the level of satisfaction any potential customers or partners have with our business.
We may not be able to grow cells used in our products reliably and cost-effectively.
Operations with human cells, even a stable, cell line such as the VTL C3A cells can be subject to conditions and influences that we may not be able to control. Although our VTL C3A cells are stored at three separate locations in the U.S. and the United Kingdom, or UK, it is possible that all three locations could be destroyed and we could lose all or a portion of our cell banks. It is also possible that the cells will simply cease to function. While we take precautions to prevent this from happening, we could encounter unforeseen complications. To date, we have only produced the small number of the cartridges required to support our prior clinical trials. If we were to resume development and need to increase production to support demand, we could experience significant scale-up issues, which may cause quality and cost problems and our business could be materially harmed.
Cellular therapy is complex, and we may not ever have a complete understanding of the mechanism of action of any cellular therapy.
Cellular therapy is a complex treatment with multiple variables that are not fully understood. For example, our VTL C3A cells produced hundreds of metabolites. Likewise, the plasma ultrafiltrate formed from blood, which has been treated by our VTL C3A cells, is a similarly complex material. The composition and stability of the treated blood can also be affected by the conditions of its generation, which could affect treatment outcomes. For instance, while most subjects treated with the ELAD System typically only required a single set of cartridges, some subjects required more than one set during their treatment period, which could have implications for efficacy and costs. While we believed that we had identified the key parameters of the ELAD System VTL C3A cartridges and set them in an appropriate range, it was possible that there were other variables that were important to safety and efficacy that were not anticipated.
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
If we were to commercialize any product in countries where the business, economic and political climates are very different from those of the U.S., we may not be aware of some of these issues, and it may be difficult for a U.S. company to overcome these issues and ultimately become profitable. For instance, we completed our Chinese pivotal clinical trial in 2007 and submitted our data to the China Food and Drug Administration, or CFDA, showing a statistically significant improvement in transplant-free survival among the ELAD System-treated subjects compared with control subjects. However, this application has been neither approved nor rejected and the timing and nature of any potential decision is highly uncertain. These foreign countries may also favor businesses that are owned by nationals of those countries as opposed to foreign-owned businesses operating locally. As a small company, we may not have the resources to engage in the negotiation and time-consuming work needed to overcome some of these potential issues.
In the event that we were to receive any marketing approval in foreign countries outside of the U.S. and Europe, we could create wholly-owned subsidiaries or work with a partner in those countries or in a region. These subsidiaries will need to build an effective sales, marketing, distribution, training and support staff and system, find an effective marketing partner or both. Any internal sales, marketing, training and support capabilities of the subsidiaries will need to be developed by these subsidiaries and will need to be built from scratch. The culture and accepted practices related to selling medical products in many foreign countries are unique, and it is possible that we would not be able to successfully penetrate these markets. We cannot guarantee that our approach to the U.S., European, Chinese or any other international market would be effective.
The medical systems in many foreign countries are very different from that of the U.S. and could cause significant problems for the ELAD System if foreign commercialization is pursued.

If we were to resume development and ultimately pursue foreign commercialization of ELAD, the medical systems in many countries around the world would pose challenges to the commercialization of the ELAD System. For instance, most medical care in China is delivered on a private pay basis, and it could be difficult to receive payment for the ELAD System therapy delivered or the price of our product, which could be relatively high, and may prove to be beyond the capability of the targeted Chinese patient to pay. Further, as we have encountered in our prior clinical trials, the standard and the operation of the delivery of care in China are different, causing problems with the operation of the ELAD System therapy. These issues include the withholding of necessary medicines, the inadequate staffing of Chinese hospitals, the shortage of blood products, the differing practice of delivery of extracorporeal therapies, and the attitude of physicians and nurses. These issues and others are likely to occur in other countries around the world and there is no assurance that we could overcome these challenges or succeed in commercializing any product in any foreign country.

If we were to pursue foreign development of products we would face increased risks of doing business due to the extent of our operations internationally.

If we were to pursue foreign development of products, these efforts may be through wholly-owned, foreign domiciled subsidiaries. Our efforts to expand internationally could pose risks that adversely affect our business. These risks include, among others, the effects of:

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
Any of these risks could cause significant interruptions in potential future operations, which would adversely affect our ability to develop products internationally and our financial condition, results of operations and business.
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

If we were to pursue the foreign development of products, a significant portion of our potential future operations may be conducted in foreign countries and it is possible that a significant percentage of our revenues may be derived from these countries. Accordingly, our results of operations, financial condition and prospects would be subject, to a significant degree, to economic, political, legal and social developments around the world. The economies of many of these countries differ from the economy of the U.S. in many respects, including:

•	level of government involvement;

•	economic structure;

•	allocation of resources;

•	level of development;

•	inflation rates;

•	growth rate; and

•	control of foreign exchange.

The legal systems in many foreign countries have inherent uncertainties that could limit the legal protections available to us.
We are subject to the laws and regulations of foreign governments, including those applicable to foreign investment and, in particular, laws applicable to wholly foreign-owned enterprises. Any litigation in these countries may be protracted and may result in substantial costs and diversion of resources and management attention. For example, in 2007, one of our clinical sites in China was sued in connection with the death of a subject of our clinical trial. An expert panel concluded that neither our product nor the clinical site was at fault and dismissed the lawsuit. Nevertheless, we were later informed that the subject’s family had been awarded approximately $100,000 in a subsequent civil proceeding brought against the clinical site. We ultimately decided to reimburse the clinical site for $100,000, which was partially insured. In addition, these countries may enact new laws or amend current laws that may be detrimental to us, which may have a material adverse effect on our business operations.
We have limited business insurance coverage internationally.
The insurance industry in many parts of the world is still in an early stage of development. Insurance companies in many countries offer only limited business insurance options. As a result, we may not be able to maintain any liability, hazard or other insurance covering our services, business, operations, errors, acts or omissions, personnel or properties in all of the countries in which we decide to have operations. To the extent that we are unable to recover from others for any uninsured losses, such losses could result in a loss of capital and significant harm to our business. If any action, suit, or proceeding is brought against us and we are unable to pay a judgment rendered against us or defend ourselves against such action, suit, or proceeding, our business, financial condition and operations could be negatively affected.
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
The United Kingdom held a referendum in June 2016 in which a majority of voters voted to exit the European Union, or Brexit. Negotiations are continuing to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union as well as other world trading partners. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including laws that could impact any potential future clinical trials and our ability to obtain approval for any future products or sell any products in the United Kingdom. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

Risks Related to Our Intellectual Property
Our patent rights may prove to be an inadequate barrier to competition.
We hold a patent in the U.S. which claims a method of using C3A cells to treat a patient’s blood, which we believe covers the ELAD System therapy. In addition, we hold another U.S. patent with claims covering an extracorporeal device configuration, which we believe includes our ELAD System, independent of the cell-type used. Foreign counterparts of these patents have been issued and remain under review in certain jurisdictions. In addition to these two U.S. patents, we hold one additional patent in the U.S. However, the lifespan of any one patent is limited and each of these patents will ultimately expire, and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover the entire ELAD System or treatment. Furthermore, even if our patents are held to be valid and of broadly enforceable scope, third parties may find legitimate ways to compete with the ELAD System by inventing around our patents to avoid claims of patent infringement. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and Europe have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively enforce our patents would likely have a harmful impact on us.
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
Third parties, including those previously involved in shipping our ELAD System cartridges, often have had custody or control of our ELAD cartridges. If our ELAD cartridges, or VTL C3A cells from our proprietary VTL C3A cell bank that are stored to grow in these cartridges, were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce these cartridges for their own commercial gain. If this were to occur, it would be difficult for us to challenge this type of use, especially in countries with limited intellectual property protection or in countries in which we do not have patents covering the misappropriated ELAD cartridges. In such instance, the value of proprietary assets and our business would be harmed.
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
Our industry has been characterized by frequent intellectual property litigation. Our competitors or other patent holders may assert that our product or the methods we employ are covered by their patents. For instance, we are aware of other patents issued in the liver support field which we believe do not cover our ELAD System or its use. If our product or methods were found to infringe any valid patents, we could be prevented from marketing our product. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export any product.
Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time-consuming and could divert management’s attention from our core business. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to a product, which would have a material adverse effect on our business, results of operations and financial condition. We do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign any product or processes to avoid infringement.
Competing products may also appear in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, we could be prevented from marketing a product in one or more countries.
In addition, we may hereafter become involved in litigation to protect our trademark rights associated with our company name or the names used with our products. Names used with our products and procedures may be claimed to infringe names held by others or to be ineligible for proprietary protection. If we have to change the name of our company or a product, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales, if any.
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
We have a history of incurring losses and negative cash flows from operations and have an accumulated deficit of $346.9 million through March 31, 2019. Based on our current employees, our known commitments, and our ongoing administrative costs to explore and pursue strategic options, we believe that our existing cash and cash equivalents of $9.6 million as of March 31, 2019 should be sufficient to meet our known liabilities and commitments as of March 31, 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The timing and amount of our actual expenditures will be based on many factors, including, but not limited to, whether and when the Transaction closes, future research and development efforts if any, other strategic options that we may pursue, and any unforeseen cash needs which may deplete current cash and cash equivalents sooner than planned.
As a result of our liquidity needs, vendors and other key contract counterparties may be reluctant to enter into contracts with us if they believe we may not be able to satisfy our obligations. In addition, there is no assurance that we will be able to obtain additional funding when and if needed on acceptable terms or at all. If we are not able to secure adequate funding, we may have to liquidate some or all of our assets. Our inability to enter into such contracts or raise additional funding would adversely affect our business, liquidity, financial condition, results of operations and cash flows.
As a result of our decision to cease development of the ELAD System in the United States and Europe, our history of operating losses and the other factors discussed above, we believe there is substantial doubt about our ability to continue as a going concern for one year from the date of issuance of our unaudited interim condensed consolidated financial statements for the year ended March 31, 2019.
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
Our future capital needs are uncertain, and we may need to raise additional funds in the future.
We may need to raise substantial additional capital to:

•	pursue strategic options for the company;

•	complete any potential future clinical trials and related regulatory applications;

•	fund our operations;

•	commence and expand the commercialization of any products we may acquire; and

•	further our research and development.

Our future funding requirements will depend on many factors, including:

•	the cost, timing and structure of any potential strategic options that we pursue including the Transaction;

•	the cost of any future research and development activities;

•	the cost and timing of any further clinical development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending litigation or any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	market acceptance of any products;

•	the effect of competing technological and market developments; and

•
the extent to which we acquire or invest in businesses, products and technologies, although we currently have no significant commitments or agreements relating to any of these types of transactions other than the Transaction.

We may not be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. For example, our stockholders will experience substantial dilution if the Transaction with Immunic is approved and completed. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, which we have no prior experience in, it may be necessary to relinquish rights to our technologies or our products, or grant licenses on terms that are not favorable to us.
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
In March 2019, we entered into an agreement to sell certain ELAD-related assets and related intellectual property rights to a third party, considering our decision to cease the development of ELAD in the United States and Europe and our entry into the Transaction with Immunic. If the conditions to the agreement are met and the transaction closes, we would relinquish rights to ELAD, including rights to make, use and sell the ELAD System.
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
We will remain an “emerging growth company” until December 31, 2019 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering).
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the 2019 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
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
In prior years, we had not maintained an effective control environment to ensure that the design and execution of our controls consistently resulted in effective review of our financial statements and supervision by appropriate individuals. As a result of these factors, certain misstatements in our annual financial statements for periods prior to becoming a public company were identified and brought to the attention of management by our independent registered public accounting firm for correction. We and our independent registered public accounting firm concluded that these control deficiencies constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, that indicates there is a reasonable possibility that a material misstatement of our annual or unaudited interim condensed consolidated financial statements will not be prevented or detected on a timely basis.
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
The market price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in April 2014 at a price of $12.00 per share, the sale price of stock as reported on the the Nasdaq Global Market has ranged from $0.15 to $35.20, through March 31, 2019. Our announcement in 2015 that the VTI-208 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. Then again in September 2018, our announcement that the VTL-308 clinical trial failed to meet its primary or secondary endpoints resulted in a significant decline in the market price of our common stock. Following the announcement on the morning of September 12, 2018 that our VTL-308 clinical trial failed to meet its primary or secondary endpoints, the price of our common stock dropped $5.85 per share, or 93%, from $6.30 per share as of the close of business on September 11, 2018 to $0.45 per share as of the close of business on September 12, 2018. The closing price of our common stock was $0.21 on April 1, 2019. In addition, as with any public company, some investors hold a short position in our common stock. Such investors have published and distributed information about our company including on past and recent clinical trials. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete any potential future clinical trials or transactions.
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
In May 2018, we filed a shelf registration statement on Form S-3, or the 2018 Shelf Registration Statement, which became effective in June 2018. The 2018 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $60.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement, or ATM, with Cantor Fitzgerald & Co. At March 31, 2019, $200.0 million remains available for issuance and sale under the 2018 Shelf Registration Statement, $60.0 million of which may be offered, issued and sold under the ATM. However, amounts available under the shelf registration statement are significantly limited as our public float was below $75.0 million as measured on December 31, 2018, and our ability to use the ATM will likewise be limited or completely unavailable based on the requirements of the ATM. Additional funding other than pursuant to the Transaction is unlikely.
In addition, we have filed registration statements on Form S-8 registering a total of 9,634,695 shares of common stock subject to options or restricted unit awards, or reserved for future issuance under our 2012 Stock Option Plan, 2014 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements, the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. As of March 31, 2019, restricted stock units and stock options for 3,203,451 shares were vested.
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
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock would depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a positive return on your investment will only occur if our stock price appreciates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2019, we did not have any sales of unregistered securities.
Item 5. Other Information

On March 27, 2019, we amended the Asset Purchase Agreement dated March 13, 2019 concerning the purchase and sale of certain ELAD System-related assets (the “APA Agreement”) to extend the date to which the buyer could fully fund the escrow account to April 2, 2019.  On April 4, 2019, we agreed to further extend such date to April 15, 2019 and removed the exclusivity clause requiring us to deal exclusively with the Buyer (as defined in the APA Agreement) regarding these assets.  The foregoing descriptions of the amendments to the APA Agreement do not purport to be complete and are subject to, and qualified in their entirety, by the full text of the First Amendment to Asset Purchase Agreement and the Second Amendment to Asset Purchase Agreement, copies of which are filed herewith and the terms of which are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Exhibit Title
10.1	First Amendment to Asset Purchase Agreement between RH Cell Therapeutics Corp. and Vital Therapies, Inc. dated as of March 27, 2019

10.2	Second Amendment to Asset Purchase Agreement between RH Cell Therapeutics Corp. and Vital Therapies, Inc. dated as of April 4, 2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Database

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

VITAL THERAPIES, INC.

Date: April 10, 2019                    By: /s/ Michael V. Swanson
Michael V. Swanson
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)