Form 10-Q
period 2019-06-30
IMMUNIC, INC.
filed 2019-08-08
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36201

Immunic, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2358443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Am Klopferspitz 19
Martinsried, Germany	82152
(Address of principal executive offices)	(Zip Code)
(858) 673-6840
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	IMUX	The Nasdaq Stock Market LLC

On August 6, 2019, 10,093,454 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

EXPLANATORY NOTE
Prior to April 12, 2019, we were a clinical-stage biotechnology company known as Vital Therapies, Inc. that had historically been focused on the discovery, development and commercialization of cell-based therapies capable of transforming the management of life-threatening conditions. On April 12, 2019, we completed our exchange transaction with Immunic AG in accordance with the terms of an Exchange Agreement, dated as of January 6, 2019 (the “Exchange Agreement”), that we entered into with Immunic AG and its former shareholders party thereto. Pursuant to the terms of the Exchange Agreement, the holders of Immunic AG ordinary shares exchanged all of their outstanding shares for shares of our common stock (the “Exchange Transaction”), resulting in Immunic AG becoming our wholly-owned subsidiary. Immediately prior to the Exchange Transaction, we effected a 40-for-1 reverse split of our common stock (the “Reverse Stock Split”), our name was changed to Immunic, Inc., the business of Immunic AG became our business, and we became a clinical-stage biopharmaceutical company focused on the development of selective oral therapies in immunology with the goal of becoming a leader in treatments for chronic inflammatory and autoimmune diseases.
Unless otherwise noted, all references to common stock share amounts and per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.
As used herein, the words “the Company,” “we,” “us,” and “our” refer to, for periods following the Exchange, Immunic, Inc. (formerly Vital Therapies, Inc.) and its direct and indirect subsidiaries, and for periods prior to the Exchange, Immunic AG and its direct and indirect subsidiaries, as applicable.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,121	$13,072
Note receivable	920	—
Other current assets and prepaid expenses	2,452	259
Total current assets	39,493	13,331
Property and equipment, net	43	40
Goodwill	32,970	—
Right of use assets, net	68	—
Total assets	$72,574	$13,371
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,462	$1,400
Accrued expenses	1,586	416
Other current liabilities	74	104
Total current liabilities	3,122	1,920
Long-term liabilities:
Other long-term liabilities	41	—
Total long-term liabilities	41	—
Total liabilities	3,163	1,920
Commitments and contingencies (Note 6)
Series A-2 Convertible preferred stock, €1.00 par value, 299,456 shares authorized, issued and outstanding at December 31, 2018	—	34,313
Series A-1 Convertible preferred stock, €1.00 par value,13,541 authorized, issued and outstanding at December 31, 2018	—	2,879
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 130,000,000 and 846,953 shares authorized and 9,986,399 and 846,953 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	—
Additional paid-in capital	114,137	56
Accumulated other comprehensive loss	(722)	(819)
Accumulated deficit	(44,005)	(24,978)
Total stockholders’ equity (deficit)	69,411	(25,741)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$72,574	$13,371
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$6,029	$2,157	$9,384	$3,940
General and administrative	8,978	513	10,285	1,017
Total operating expenses	15,007	2,670	19,669	4,957
Loss from operations	(15,007)	(2,670)	(19,669)	(4,957)
Other income (expense):
Interest income (expense)	34	—	34	(1)
Other income (expense), net	259	—	608	25
Total other income	293	—	642	24
Net loss	$(14,714)	$(2,670)	$(19,027)	$(4,933)

Net loss per share, basic and diluted	$(1.52)	$(3.15)	$(3.60)	$(5.82)

Weighted-average common shares outstanding, basic and diluted	9,669,129	846,953	5,282,412	846,953
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(14,714)	$(2,670)	$(19,027)	$(4,933)
Other comprehensive income (loss):
Foreign currency translation	344	(728)	97	(700)
Total comprehensive loss	$(14,370)	$(3,398)	$(18,930)	$(5,633)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Stock subscription not yet issued	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	299,456	$34,313	13,541	$2,879	846,953	$—	$56	$—	$(819)	$(24,978)	$(25,741)
Net loss	—	—	—	—	—	—	—	—	—	(4,313)	(4,313)
Other comprehensive loss	—	—	—	—	—	—	—	—	(247)	—	(247)
Stock subscription not yet issued	—	—	—	—	—	—	—	20,531	—	—	20,531
Balance at March 31, 2019	299,456	$34,313	13,541	$2,879	846,953	$—	$56	$20,531	$(1,066)	$(29,291)	$(9,770)
Net loss	—	—	—	—	—	—	—	—	—	(14,714)	(14,714)
Other comprehensive income	—	—	—	—	—	—	—	—	344	—	344
Stock subscription not yet issued	—	—	—	—	—	—	—	(20,531)	—	—	(20,531)
Conversion of Series A Preferred Stock to common stock	(299,456)	(34,313)	(13,541)	(2,879)	5,302,029	1	37,192	—	—	—	37,193
Issuance of common stock in pre-closing financing for cash, net of issuance costs of $61	—	—	—	—	2,197,742	—	29,935	—	—	—	29,935
Issuance of common stock - Executive bonus agreement	—	—	—	—	460,336	—	6,014	—	—	—	6,014
Issuance of common stock - settlement of contingent payment	—	—	—	—	120,070	—	1,540	—	—	—	1,540
Exchange of common stock in connection with Transaction	—	—	—	—	1,059,269	—	39,400	—	—	—	39,400
Balance at June 30, 2019	—	$—	—	$—	9,986,399	$1	$114,137	$—	$(722)	$(44,005)	$69,411

Balance at January 1, 2018	299,456	$15,057	13,541	$2,879	846,953	$—	$56	$—	$43	$(13,436)	$(13,337)
Net loss	—	—	—	—	—	—	—	—	—	(2,263)	(2,263)
Other comprehensive income	—	—	—	—	—	—	—	—	28	—	28
Issuance of preferred stock	—	12,564	—	—	—	—	—	—	—	—	—
Balance at March 31, 2018	299,456	$27,621	13,541	$2,879	846,953	$—	$56	$—	$71	$(15,699)	$(15,572)
Net loss	—	—	—	—	—	—	—	—	—	(2,670)	(2,670)
Other comprehensive loss	—	—	—	—	—	—	—	—	(728)	—	(728)
Balance at June 30, 2018	299,456	$27,621	13,541	$2,879	846,953	$—	$56	$—	$(657)	$(18,369)	$(18,970)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,027)	$(4,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29	7
Gain on disposal of equipment	(26)	—
Stock-based compensation	5,983	—
Contingent payment settled in stock	1,540	—
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(1,862)	297
Accounts payable	(1,423)	529
Other current liabilities	(55)	(61)
Accrued expenses	(1,463)	(47)
Net cash used in operating activities	(16,304)	(4,208)
Cash flows from investing activities:
Proceeds from sale of ELAD assets	1,150	—
Cash acquired in connection with the Transaction	8,151	—
Purchases of property and equipment	(17)	(7)
Proceeds from sale of equipment	40	—
Net cash provided by (used in) investing activities	9,324	(7)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $61	29,965	—
Proceeds from issuance of preferred stock	—	12,564
Net cash provided by financing activities	29,965	12,564
Effect of exchange rate changes on cash and cash equivalents	64	(722)
Net change in cash and cash equivalents	23,049	7,627
Cash and cash equivalents, beginning of period	13,072	4,504
Cash and cash equivalents, end of period	$36,121	$12,131
Supplemental disclosures for cash flow information:
Cash paid for interest	$34	$1
Supplemental disclosure of noncash investing and financing activities:
Note receivable from sale of ELAD assets	$920	$—
Conversion of convertible preferred stock to common stock	$37,193	$—
Fair value of net assets acquired in the Transaction	$39,400	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. (“Immunic” or the “Company”) is a clinical-stage biopharmaceutical company developing a pipeline of selective oral immunology therapies aimed at treating chronic inflammatory and autoimmune diseases, including ulcerative colitis, Crohn’s disease, relapsing-remitting multiple sclerosis, and psoriasis. The Company is developing three small molecule products: IMU-838 is a selective immune modulator that inhibits the intracellular metabolism of activated immune cells by blocking the enzyme DHODH; IMU-935 is an inverse agonist of RORγt; and IMU-856 targets the restoration of the intestinal barrier function. Immunic’s lead development program, IMU-838, is in phase 2 clinical development for ulcerative colitis and relapsing-remitting multiple sclerosis, with an additional phase 2 trial in Crohn’s disease planned for 2019. An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis is planned to start at the Mayo Clinic in the second half of 2019.
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties including the failure of its clinical trials to meet their endpoints, and failure to obtain regulatory approval and additional funding necessary to complete the development and commercialization of the three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. Immunic has never been profitable and has incurred operating losses in each year since inception (2016). Immunic has an accumulated deficit of approximately $44 million as of June 30, 2019 and $25 million as of December 31, 2018. Substantially all of Immunic’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
Immunic expects to incur significant expenses and increasing operating losses for the foreseeable future as it initiates and continues the preclinical and clinical development of its product candidates and adds personnel necessary to operate as a company with an advanced clinical pipeline of product candidates. In addition, after completion of the reverse acquisition, as explained below, operating as a public company will require the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating as a public company. Immunic expects that its operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs.
From inception to June 30, 2019, Immunic has raised net cash of approximately €58.4 million (approximately $67.2 million) from private placements of preferred and common stock. As of June 30, 2019, Immunic had cash and cash equivalents of approximately $36.1 million. With these funds, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.
Reverse Acquisition

On April 12, 2019 (the “Closing Date”), pursuant to the terms of the Exchange Agreement, dated as of January 6, 2019, between Vital Therapies, Inc., a Delaware corporation (“Vital”), Immunic AG, and the shareholders of Immunic AG party thereto (the “Exchange Agreement”), the holders of Immunic AG ordinary shares exchanged all of their outstanding shares for shares of Vital common stock, resulting in Immunic AG becoming a wholly-owned subsidiary of Vital (the “Transaction”). Immediately following the Transaction, Vital Therapies, Inc. changed its name to “Immunic, Inc.” and its ticker symbol to “IMUX”.

Immediately prior to the closing of the Transaction, (i) each Immunic AG preferred share was converted into one Immunic AG ordinary share, and (ii) each Immunic AG ordinary share was converted into the right to receive 17.17 shares of Vital’s common stock, after giving effect to the Reverse Stock Split (as defined below). The exchange ratio was determined through arm’s-length negotiations between Vital and Immunic AG.

The aggregate consideration issuable in the Transaction, after giving effect to the Reverse Stock Split, was 8,927,130 shares of Vital’s common stock. Following the Transaction and after giving effect to the Reverse Stock Split, the former shareholders of Immunic AG owned approximately 88.25% of the common stock of the Company, and the shareholders of Vital immediately prior to the Transaction owned 1,059,269 shares (plus 127,500 restricted stock units (“RSUs”) to be issued during the second half of 2019) of the common stock of the Company or approximately 11.75%. The issuance of shares of Vital’s common stock in the Transaction was registered with the Securities and Exchange Commission (“SEC”) on a Registration Statement on Form S-4 (Registration No. 333-229510).

Immediately prior to the closing of the Transaction, Immunic AG issued, in a private placement transaction (the “Financing”), an aggregate of 2,197,742 ordinary shares to certain of its shareholders for aggregate consideration of €26.7 million (approximately $29.9 million), pursuant to the terms of the Investment and Subscription Agreement, dated as of January 6, 2019, between Immunic and the shareholders and investors party thereto (the “Subscription Agreement”).

The Transaction will be accounted for as a reverse acquisition under the acquisition method of accounting. Because Immunic AG’s pre-transaction owners held an 88.25% economic and voting interest in the combined company immediately following the closing of the Transaction, Immunic AG is considered to be the acquirer of Vital for accounting purposes. Additionally, Immunic AG is considered to be the predecessor for reporting purposes and the financial results of Immunic AG are reported in the historical comparable periods.
Reverse Stock Split
On April 12, 2019, immediately following the closing of the Transaction, the Company effected a 40-for-1 reverse stock split of its common stock (the “Reverse Stock Split”). Accordingly, all references to share and per share amounts in the accompanying unaudited condensed consolidated financial statements and notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. No fractional shares were issued in connection with the Reverse Stock Split. Unless otherwise noted, all references to common stock share and per share amounts have also been adjusted to reflect the exchange ratio of 17.17.
Basis of Presentation and Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, (“US GAAP”), and include the accounts of Immunic and its wholly-owned subsidiaries, Immunic AG, Immunic Research GmbH which both began operations in 2016, Immunic Australia Pty Ltd which began operations in 2018 and Vital Therapies (Beijing) Company Limited (“VTL China”), acquired through the Transaction, which began operations in 2005. All intercompany accounts and transactions have been eliminated in consolidation. Immunic manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

Unaudited Interim Financial Information
Immunic has prepared the accompanying interim unaudited condensed consolidated financial statements in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly Immunic‘s consolidated financial position, consolidated results of operations, consolidated statement of stockholders’ equity (deficit) and consolidated cash flows for the periods and as of the dates presented. The Company‘s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included on the Company's Current Report on Form 8-K/A filed on June 21, 2019. The nature of Immunic‘s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current basis of presentation.
2. Summary of Significant Accounting Policies
Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements. The most significant estimates in the Company’s financial statements and accompanying notes relate to the application of the acquisition method of accounting related to the Transaction, share-based compensation and notes related to contractual obligations. Management believes its estimates to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions.
Foreign Currency Translation and Presentation
The Company’s reporting currency is United States (“US”) dollars. During the six months ended June 30, 2019 and 2018, Immunic AG’s operations were located in Germany with the euro being its functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar and VTL China is the yuan. All amounts in the financial statements where the functional currency is not the US dollar are translated into US dollar equivalents at exchange rates as follows:
• assets and liabilities at reporting period-end rates;
• income statement accounts at average exchange rates for the reporting period; and
• components of equity at historical rates.
Gains and losses from translation of the financial statements into US dollars are recorded in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as general and administrative expenses in the unaudited condensed consolidated statements of operations. The unaudited condensed consolidated statement of cash flows was prepared by using the average exchange rate in effect during the reporting period which reasonably approximates the timing of the cash flows.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Cash and cash equivalents consist of cash on hand and deposits in banks located in the US, Germany, Australia and China. The Company maintains cash and cash equivalent balances denominated in euro and US dollars with major financial institutions in the US and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions and believes that the Company is not exposed to any significant credit risk.
Fair Value Measurement
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
Level 1—Quoted prices in active markets for identical assets or liabilities. The Company has no Level 1 assets or liabilities for the periods presented.
Level 2— Inputs other than observable quoted prices for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The note receivable of $920,000 on the accompanying unaudited condensed consolidated balance sheet is considered a Level 2 asset. The Company had no Level 2 liabilities for the periods presented.
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 3 assets or liabilities for the periods presented.
The carrying value of cash and cash equivalents, other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximates fair value due to the short period of time to maturity.

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets which range from three to eight years. Depreciation expense was $24,000 and $4,000 during the three months ended June 30, 2019 and 2018, respectively and $29,000 and $7,000 during the six months ended June 30, 2019 and 2018, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and six months ended June 30, 2019 and 2018.
Goodwill
Business combinations are accounted for under the acquisition method. The total purchase price of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, probabilities of success, discount rates, and asset lives, among other items. Assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. The Company has determined that it operates in a single operating segment and has a single reporting unit.
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative impairment test.
The Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. The Company has determined there were no indicators of goodwill impairment as of June 30, 2019.
Research and Development Expenses
Research and development expenses have principally been related to the two development programs, IMU-838 and IMU-935. These two programs include orally available, small molecule inhibitors of DHODH (IMU-838 program) and inverse agonists of RORγt (IMU-935 program) relevant to diseases such as multiple sclerosis, ulcerative colitis, Crohn’s disease, and psoriasis. In 2019, IMU-838 is currently being tested in two phase 2 clinical trials in patients with ulcerative colitis and multiple sclerosis. The Company is preparing for a phase 2 clinical trial in Crohn’s disease to be initiated later this year. Furthermore, the Company has advanced the preclinical development of IMU-935.
Research and development expenses consist of expenses incurred in research and development activities including clinical trials, contract research services, salaries and related employee benefits, allocated facility costs and other outsourced services. Research and development expenses are charged to operations as incurred.
Collaboration Arrangements

The Company enters into agreements with contract research organizations (“CROs”) to provide clinical trial services for individual studies and projects by executing individual work orders governed by Master Service Arrangements (“MSAs”). The MSAs and associated work orders are designed such that certain payments are to be made upon completion of certain milestones. The Company regularly assesses the timing of payments against the completion of the respective milestones and ensures a proper accrual of related expenses in the appropriate accounting period.
Certain collaboration and license agreements might include payments to or from the Company of one or more of the following: non-refundable or partially refundable upfront or license fees; development, regulatory and commercial milestone payments; manufacturing supply services; partial or complete reimbursements of research and development costs; and royalties on net sales of licensed products. The Company assesses whether such contracts are within the scope of Financial Accounting Standards Board (FASB) Account Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“Topic 606”) and ensures proper accounting treatment.
Currently, the Company has entered into one option agreement with a third party which grants the Company the right to license a group of compounds, designated by the Company as IMU-856, a new oral treatment option for diseases such as inflammatory bowel disease, irritable bowel syndrome with diarrhea, immune checkpoint inhibitor induced colitis and other barrier function associated diseases. During the option period the Company will perform the agreed upon research and development activities. The related research and development expenses are being reimbursed by the third party up to a maximum agreed-upon limit. Such reimbursements are recorded as other income. The Company may exercise its option right at any time during the option period. Once the option is exercised the Company is required to make a one-time option execution payment as well as milestone and royalty payments. To date, the option right has not been exercised.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, business development and other support functions. Other general and administrative expenses include, but are not limited to, related facility costs, stock-based compensation, travel, professional fees for legal, consulting, accounting and tax services and insurance costs.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for equity awards based on the grant-date fair value of the award recognized generally as an expense on a straight-line basis over the requisite service period for those awards whose vesting is based upon a service condition, and an accelerated method for awards whose vesting is based upon a performance condition, but only to the extent it is probable that the performance condition will be met. Employee stock-based compensation is estimated at the date of grant based on the award’s fair value for equity classified awards and upon final measurement date for liability classified awards.
Leases
The Company has three existing leases for office space and one lease for office equipment. Two leases for office space and the equipment lease have initial terms of less than 12 months. At inception of a lease agreement, it is determined whether an agreement represents a lease and at commencement each lease agreement is assessed as to classification as an operating or financing lease. One of the office leases contains a renewal option. As described below under “Recently Issued and/or Adopted Accounting Standards - Change in Accounting Principle,” the Company adopted the Financial Accounting Standards Board Accounting Standards Update, or ASU, “Leases,” or ASU 2016-02, as of January 1, 2019.
Pursuant to ASU 2016-02, the two office leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASU 2016-02, an operating lease right-of-use asset and an operating lease liability have been recorded on the Company’s balance sheet. Right-of-use lease assets represent the Company’s right to use the underlying asset for the lease term and the lease obligation represents its commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments has been used. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term used in estimating future lease payments may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the term. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income has been reflected as a separate component of stockholders’ equity (deficit) in the accompanying unaudited condensed consolidated balance sheets.
Income Taxes
The Company is subject to corporate income tax laws and regulations in the US, Germany, Australia and China. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment in their application.
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of June 30, 2019, and December 31, 2018, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Tax years 2016 through 2018 are subject to audit by the German tax authorities. The Company is not currently under examination by any tax jurisdictions.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period is determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of June 30,
	2019	2018
Options to purchase common stock	16,987	—
Restricted stock units	127,500	—
Warrants to purchase common stock	6,015	—
Recently Issued and/or Adopted Accounting Standards
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, “Leases.” ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the balance sheet. The Company has elected to adopt ASU 2016-02 retrospectively at January 1, 2019 using a simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company also elected to adopt the package of practical expedients permitted in Accounting Standards Codification Topic 842, or ASC 842. Accordingly, the leases outstanding at January 1, 2019 continue to be classified as operating leases under the new guidance, without reassessing whether the contracts contain a lease under ASC 842 or whether classification of the operating leases would be different under ASC Topic 842. All of the Company’s leases at the adoption date were operating leases for facilities and did not include any non-lease components.
As a result of the adoption of ASU 2016-02, on January 1, 2019, the Company recognized (a) a lease liability of approximately $80,000, which represents the present value of the remaining lease payments using an estimated incremental borrowing rate of 6% and (b) a right-of-use asset of approximately $80,000. (The cumulative-effect adjustment was immaterial. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to the Company’s previously reported results prior to January 1, 2019. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Lease expense has not changed materially as a result of the adoption of ASU 2016-02.
In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Non-Employee Share-Based Payment Accounting,” or ASU 2018-07. ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions, specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2018-07 in the first quarter of 2019. The adoption of this standard had no impact on the Company’s unaudited condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company for fiscal years beginning after December 15, 2018. The adoption of this ASU did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for annual periods beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement - Disclosure Framework,” or ASU 2018-13. ASU 2018-13, modifies the disclosure requirements for fair value measurements. The amendments relate to disclosures regarding unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty, and are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its disclosures.
In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements”, or ASU 2018-18. ASU 2018-18, clarifies that elements of collaborative arrangements could qualify as transactions with customers in the scope of ASC 606. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-18 on its consolidated financial statements.
3. Accounting for the Transaction
Based on the Exchange Ratio of 17.17, immediately following the Transaction, former Vital stockholders owned approximately 11.75% of the capital stock of the combined organization on a fully diluted basis, and former Immunic AG stockholders owned approximately 88.25% of the capital stock of the combined organization on a fully diluted basis. At the closing of the Transaction, all shares of Immunic AG common stock then outstanding were exchanged for Vital common stock.
In addition, pursuant to the terms of the Exchange Agreement, the Company, for accounting purposes, assumed all outstanding stock options to purchase 16,987 shares of Vital common stock and 127,500 RSUs at the closing of the Transaction, after giving effect to the Reverse Stock Split. Since the exercise prices of the outstanding options to purchase common stock were less than the trading price on the day of the consummation of the Transaction, they were not included in the formula below in calculating the purchase price.
The tangible and intangible assets acquired and liabilities assumed of Vital are based on their fair values as of the completion of the Transaction, with the excess of the fair value of net assets and purchase consideration allocated to goodwill. The following summarizes the preliminary estimate of the purchase price paid in the Transaction (amounts in thousands except share and per share amounts):

Number of shares owned by Vital stockholders (1)	1,059,269
RSU's (2)	127,500
Total fully-diluted shares	1,186,769
Multiplied by the fair value per share of Vital common stock (3)	$33.20
Estimated purchase price	$39,400
Any excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill on the balance sheet.

(1)
The number of shares of 1,059,269 represents the historical 42,369,694 shares of Vital common stock outstanding immediately prior to the closing of the Transaction, adjusted for the Reverse Stock Split.

(2)	The number of RSUs of 127,500 represents the historical 5,100,000 Vital RSUs to be issued to Vital former officers during the second half of 2019.

(3)	Based on the last reported sale price of Vital common stock on the Nasdaq Global Market on April 12, 2019, the closing of the Transaction, adjusted for the Reverse Stock Split.
The following summarizes the allocation of the purchase price to the net tangible and intangible assets acquired:

(in thousands)
Cash and cash equivalents	$8,151
Prepaid expenses and other assets	307
Supplies and working cell banks	1,000
Clinical development equipment	306
Other property and equipment	30
In-process research and development (“IPR&D”)	764
Accounts payable, accrued expenses and other liabilities	(4,128)
Goodwill	32,970
Purchase price	$39,400
The fair value of IPR&D was estimated to be the sales price of the ELAD Assets less the fair value of the ELAD Assets. See Note 4 below.
The goodwill of $32.97 million is not tax deductible. Goodwill is mainly attributable to the enhanced value of the combined company, as reflected in the increase in market value of the Vital common shares following the announcement of the Transaction with Immunic AG. The Company incurred costs directly related to the Transaction of approximately $9.4 million and $10.0 million for the three and six months ended June 30, 2019, respectively, which were expensed as incurred.
The final allocation of the purchase price is dependent on the finalization of the valuation of the fair value of assets acquired and liabilities assumed and may differ from the amounts included in these financial statements. The Company expects to complete the final allocation as soon as practical but no later than one year from the acquisition date.
The following supplemental unaudited pro forma information presents the Company’s financial results as if the Transaction had occurred on January 1, 2018:

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Revenue	$—	$—
Net loss	$(19,567)	$(32,006)
The above unaudited pro forma information was determined based on the historical US GAAP results of the Company and Vital. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations would have been if the Transaction was completed on January 1, 2018. The unaudited pro forma consolidated net loss includes pro forma adjustments primarily relating to transaction costs directly related to the closing of the Transaction of $15.9 million from the six months ended June 30, 2019 as these amounts are not expected to have a continuing effect on the operating results of the combined company.
4. ELAD Sales Agreement
In March 2019, Vital entered into an asset purchase agreement (the "Vital APA") to sell certain of Vital’s clinical development-related assets and related intellectual property rights to RH Cell Therapeutics (the ”Purchaser”) for approximately $2.5 million. The assets being sold were clinical development equipment, supplies, intellectual property and working cell banks in addition to the equity interest in VTL China (collectively the "ELAD Assets"). The Purchaser deposited $1.1 million into escrow and paid the Company $50,000 prior to the Transaction. The Vital APA was amended and restated on May 28, 2019, to allow for two closings. In the first closing which occurred on May 28, 2019, the $1.1 million was released from escrow to the Company. In addition, the Purchaser executed a promissory note with a face amount of $1.325 million, which accrues simple interest of 10% per annum. The fair value of the promissory note was estimated to be $920,000. Therefore, the fair value of the ELAD Assets was based on the cash in escrow, the $50,000 deposit and the fair value of the promissory note.
The estimated fair value of the ELAD Assets was included in the purchase accounting allocation as follows (in thousands):

Clinical development equipment	$306
Supplies and working cell banks	1,000
In process research & development ("IPR&D")	764
Total	$2,070

In the first closing, the Company transferred title of the clinical development equipment and supplies to the Purchaser. The promissory note is due in full upon a second closing on August 31, 2019 at which time the Company will transfer title to the intellectual property and working cell banks as well as all equity interest in VTL China. On May 28, 2019, the fair value of the promissory note was recorded as a note receivable and the fair value of the IPR&D and working cell banks were removed from the Company’s assets. There can be no assurance that the second closing will occur when expected or at all.

5. Other Financial Information
Accrued Expenses
Accrued expenses consist of (in thousands):

	June 30, 2019	December 31, 2018
Accrued clinical and related costs	$912	$210
Accrued compensation and related taxes	296	—
Accrued other	378	206
Total	$1,586	$416
6. Commitments and Contingencies
Operating Lease
The Company leases office space and office equipment. The underlying lease agreements have lease terms of less than 12 months and up to two years. The short-term leases are deemed immaterial and have not been included in the operating lease right of use asset and operating lease liability.
The Company leases certain office space under a non-cancelable operating lease. The lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further the lease does not contain contingent rent provisions. The lease terminates on December 31, 2019 with a renewal option for an additional two years that is reasonably likely to be exercised. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.
 The lease does not provide an implicit rate and, due to the lack of a commercially salable product, the Company is generally considered unable to obtain commercial credit. Therefore, the Company estimated its incremental interest rate to be 6%, considering the quoted rates for the lowest investment-grade debt and the interest rates implicit in recent financing leases. Immunic used its estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.
 Immunic’s operating lease costs and variable lease costs were $43,000 and $9,000 for the three months ended June 30, 2019 and 2018, respectively, and $55,000 and $19,000, for the six months ended June 30, 2019 and 2018, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
 Maturities of the operating lease obligation are as follows as of June 30, 2019 (in thousands):

2019	$15
2020	29
2021	29
Total lease payments	73
Less: interest portion	7
Present value of lease obligation	$66
Contractual Obligations
As of June 30, 2019, the Company has non-cancelable contractual obligations under certain agreements related to its development programs IMU-838, IMU-935 and IMU-856 totaling approximately $1.4 million, all of which is expected to be paid in 2019.

Other Commitments and Obligations
In May 2016 the Company entered into a purchase agreement (the “Agreement”) with 4SC AG whereby the Company acquired certain assets including the rights to patents and patent applications, trademarks and know-how. This transaction has been accounted for as an asset acquisition under Update 2017-01 - Business Combinations (Topic 805): Clarifying the

Definition of a Business (“ASC 805”). The Agreement included payments (Tranches III and IV) that were contingent upon the occurrence of certain events. The arrangement required the Company to pay royalties equal to 4.4% of the aggregated net sales for a certain period as defined in the Agreement (Tranche III) upon commercialization of the assets. Effective April 12, 2019, the parties agreed to settle Tranche IV by issuing 120,070 shares of the Company’s common stock, immediately following the Transaction, to 4SC AG while keeping Tranche III in effect. Approximately $1.5 million of expense was recorded as a result of the issuance of these shares on April 12, 2019. No royalties are payable as of June 30, 2019 or December 31, 2018 as sales have not commenced.
Legal Proceedings
The Company is not currently a party to any litigation, nor is it aware of any pending or threatened litigation, that it believes would materially affect its business, operating results, financial condition or cash flows. However, its industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, the Company may be involved in various legal proceedings from time to time.
7. Fair Value
The following fair value hierarchy tables present information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$5,091	$5,091	$—	$—
Note receivable	$920	$—	$920	$—
Total assets at fair value	$6,011	$5,091	$920	$—
There were no transfers between Level 1, Level 2 or Level 3 for our assets during the periods presented.
For our money market funds, which are included as a component of cash and cash equivalents on the condensed consolidated balance sheet, unrealized gains and losses are reported as accumulated other comprehensive income (loss), and realized gains and losses are included in interest income on the condensed consolidated statements of operations.
In connection with the Vital APA as described in Note 4, the note receivable was estimated using published market-rate yields of junk bonds and Chinese corporate debentures.
The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature.
8. Common Stock and Preferred Stock (Converted into Common Stock)
Shelf Registration Statement
In May 2018, Vital filed a shelf registration statement on Form S-3, (the “2018 Shelf Registration Statement”), which became effective in June 2018. The 2018 Shelf Registration Statement permits: (i) the offering, issuance and sale of up to $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of its common stock that may be issued and sold under an “at-the-market” sales agreement, (the “ATM”), with Cantor Fitzgerald & Co (“Cantor”).
In July 2019, the Company terminated the ATM with Cantor and filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $40.0 million of common stock that may be issued and sold under an ATM with SVB Leerink LLC as agent (“SVB Leerink”). No shares have been sold under the 2018 Shelf Registration Statement. The Company intends to use the net proceeds from the offering, if any, to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the ATM or (ii) termination of the ATM as otherwise permitted thereby. The ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company.
 The Company has agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the ATM and has agreed to provide SVB Leerink with customary indemnification and contribution rights.
Common Stock
Immunic AG, a non-public company as of December 31, 2018, had authorized 846,953 shares of common stock, par value €1.00 per share, which were issued in March 2016 for approximately $56,000.
As of June 30, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through June 30, 2019 and December 31, 2018, no cash dividends had been declared or paid.
On April 12, 2019, the Company issued 120,070 shares of its common stock to 4SC AG to settle Tranche IV of the Agreement as noted above. The issuance of such shares was valued at $1.5 million and expensed as research and development costs in the accompanying condensed consolidated statement of operations.
Preferred Stock
Immunic AG issued 13,541 Series A-1 Convertible and 299,456 Series A-2 Convertible preferred shares, par value €1.00 per share, to investors as part of its growth financing plan in the total amount of €31.7 million (approximately $37.2 million) from inception (2016) through 2018. During the six months ended June 30, 2018, Immunic AG raised $12.6 million in cash in connection with Series A-2 Convertible preferred shares. Series A-1 Convertible and Series A-2 Convertible preferred shares were converted into Immunic AG’s ordinary shares immediately prior to the Transaction and were then exchanged for Immunic (former Vital) common shares at the consummation of the Transaction.
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, rights and preferences to be set by the Board of Directors. No preferred shares were outstanding as of June 30, 2019.
Stock Warrants
The Company issued warrants to purchase common stock in connection with financing activities and for consulting services in 2011. As of June 30, 2019, warrants for 6,015 shares of common stock were outstanding and exercisable at an exercise price of $3,719.60 and expire in September 2019.
Stock Reserved for Future Issuance
Shares reserved for future issuance at June 30, 2019 are as follows:

Number of Shares
Common stock reserved for issuance for:
Outstanding stock options	16,987
Restricted stock units	127,500
Common stock options available for future grant:
2014 Equity Incentive Plan	40,727
2017 Inducement Equity Incentive Plan	46,250
Common stock reserved for issuance for outstanding warrants	6,015
Total common shares reserved for future issuance	237,479

9. Stock-Based Compensation Plans
Stock Option Programs
Under two stock option programs, the Company granted stock options to the members of the Immunic AG Supervisory Board and to key employees in 2018 and in 2019 prior to the Transaction. The programs were intended to incentivize the beneficiaries to dedicate their working capabilities in the best manner possible to the benefit of the Company. The stock options vest if and when an exit event occurs. An exit event is defined as a direct initial public offering has taken place, or an indirect initial public offering has taken place, or a trade sale has been consummated, or a disposal of the Company’s assets has been consummated, or another financially equivalent realization event has occurred.
Under the stock option program for the members of the Supervisory Board (the “VSOP SB”), the Company may grant stock options of the Company to members of the Company’s Supervisory Board for the time period of their service as members of Immunic AG's Supervisory Board. The shareholders’ approved the VSOP SB with a total of 31,593 stock options, corresponding to approximately 0.5% of the Company’s issued share capital at the time of the decision. Under the stock option program for key employees (the “VSOP”), the Company may grant stock options of the Company to certain key employees. With the approval of the Supervisory Board, Immunic AG's Management Board shall determine how many stock options shall be granted and how they shall be allocated to the respective beneficiaries up to a total of 31,593.
Further terms and conditions of both programs, the VSOP SB and the VSOP, are substantially similar. The following information is therefore shown aggregated for both programs. The Company accounts for both programs as cash-settled options and classifies their fair value as a liability upon vesting. Vesting of the VSOP SB and VSOP options was contingent upon an exit event. Upon consummation of the Transaction, which occurred on April 12, 2019, the Company recorded $508,000 in compensation expense related to these stock options in the three and six months ended June 30, 2019.
Movements during the year
The following table illustrates the number and weighted average exercise prices of, and movements in, stock options during the six months ended:

	June 30, 2019		June 30, 2018
	Options	Exercise Price	Options	Exercise Price
Outstanding as of January 1	6,937	$—	4,464	$—
Granted during the period	32,177	$—	2,473	$—
Forfeited during the period	—		—
Settled in cash during the period	(39,114)	$—	—
Expired during the period	—		—
Outstanding at June 30	—		6,937	$—
Exercisable at June 30	—		—
No expense was recognized during the three and six months ended June 30, 2018. There were no cancellations or modifications to the awards in 2019 or 2018.

Measurement
The fair value of the Company’s stock of $12.87 was determined based on negotiation with investors participating in the Financing as noted above. The fair value of the zero-cost option granted in course of the VSOP SB and the VSOP equals the fair value of the underlying stock (assuming no dividends).
Executive Bonus Agreement
In December 2018, the Company signed bonus agreements with all members of the Management Board. In case of an exit event each member of the Management Board has the right to receive 2.00% of the overall disposal proceeds, including contingent or deferred proceeds like earn-out payments, reduced by transaction costs incurred.
In total 460,336 shares were granted in December 2018. The shares were vested and compensation cost of €5.3 million (approximately $6 million) was recognized upon the consummation of the Transaction which occurred on April 12, 2019.
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employees:
Research and development	$130	$—	$130	$—
General and administrative	6,361	—	6,361	—
Total	$6,491	$—	$6,491	$—
Non-employees:
Research and development	$1,540	$—	$1,540	$—
General and administrative	—	—	—	—
Total	$1,540	$—	$1,540	$—
Summary of Equity Incentive Plans Assumed from Vital
Upon completion of the Transaction with Vital on April 12, 2019, Vital’s 2012 Stock Option Plan (the “2012 Plan”), Vital's 2014 Equity Incentive Plan (the “2014 Plan”) and Vital's 2017 Inducement Equity Incentive Plan (the "Inducement Plan"), were assumed by the Company. These plans are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Incentive stock options granted to employees and restricted stock awards granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. Non-statutory options granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over three or four years. Shares that are expired, terminated, surrendered or canceled under the plans without having been fully exercised will be available for future awards.
The Company's 2014 Equity Incentive Plan, became effective in April 2014 and replaced the 2012 Stock Option Plan, with respect to future awards. The 2014 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units to employees, directors and consultants. The 2012 Plan provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights and performance awards to employees, directors and consultants.
Shares available for grant under the 2014 Plan include any shares remaining available or becoming available in the future under the 2012 Plan due to cancellation or forfeiture. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder beginning upon its effective date in April 2014, and on each annual anniversary, equal to the lower of 1,200,000 shares of the Company’s common stock or an amount as our board of directors may determine.

Shares available for grant under the 2014 Plan totaled 40,727 shares as of June 30, 2019.
In September 2017, Vital's board of directors approved the 2017 Inducement Equity Incentive Plan and amended and restated the plan in November 2017 (the “Inducement Plan”), which has terms and conditions substantially similar to our 2014 Plan. Under the Inducement Plan, 46,250 shares of our common stock were reserved to be used exclusively for non-qualified grants to individuals who were not previously our employees or directors as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.
The following table summarizes stock option activity since January 1, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	—	$—
Assumed in the Transaction with Vital	17,117	$307.00
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(130)	$320.00
Outstanding as of June 30, 2019	16,987	$306.90	2.63	$—
Options vested and expected to vest as of June 30, 2019	16,987	$306.90	2.63	$—
Options exercisable as of June 30, 2019	16,987	$306.90	2.63	$—
In an effort to maximize the cash on Vital's balance sheet for the Transaction, it restructured existing change of control and severance agreements with certain of its executive officers in January 2019. In addition, Vital canceled options granted to such officers and granted them a total of 127,500 RSUs. The purpose of the amendments and the RSU grants was to substitute stock awards for cash payments owed upon a change of control.
The RSUs vested in full upon consummation of the Transaction. At June 30, 2019, 127,500 RSUs were outstanding and vested. All common stock underlying the RSUs will be issued to the former Vital officers during the second half of 2019.

10. Related Party Transactions
In May 2019, the Company paid a success fee of $72,000 in connection with the Transaction to a member of the supervisory board of Immunic AG who resigned effective May 31, 2019. In May 2019, the Company executed a consulting agreement with a former member of the board of directors of the Company who resigned upon the closing of the Transaction. No consulting fees were paid during the three or six months ended June 30, 2019.

11. Subsequent Event
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which was adopted by the Company’s board of directors (the “Board”) with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. A total of 1.5 million shares of the Company’s common stock are available for grant under the 2019 Plan. On July 22, 2019, the Board approved the grant of options to purchase 199,727 shares of common stock to certain officers and members of the Board with an exercise price of $13.63. In addition, on August 1, 2019, the Board approved the grant of options to purchase 135,000 shares of common stock to certain officers with an exercise price of $13.29.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q (“Quarterly Report”) and audited Consolidated Financial Statements for the years ended December 31, 2018 and 2017 of Immunic AG filed with the Securities and Exchange Commission, or SEC, on our Current Report on Form 8-K/A on June 21, 2019. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Immunic” refer to Immunic, Inc. and its subsidiaries.

Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of federal securities laws. Forward-looking statements, are subject to certain risks and uncertainties, many of which are beyond our control. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “potential,” “predicts,” or similar expressions and the negatives of those terms.
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
The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward-looking statements as a result of various factors, including those noted below under the caption “Part II, Item 1A-Risk Factors,” and the differences may be material. These risk factors include, but are not limited to statements relating to our three development programs and the targeted diseases; the potential for IMU-838, IMU-935 and IMU-856 to safely and effectively target diseases; the nature, strategy and focus of the company; the development and commercial potential of any product candidates of the company; and our ability to retain certain personnel important to our ongoing operations and to maintain effective internal control over financial reporting.
Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, stockholders are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof, except as required by law.
Overview
Immunic, Inc. (Nasdaq: IMUX) is a clinical-stage biopharmaceutical company developing a pipeline of selective oral immunology therapies aimed at treating chronic inflammatory and autoimmune diseases, including ulcerative colitis, Crohn’s disease, relapsing-remitting multiple sclerosis, and psoriasis. We are developing three small molecule products: IMU-838 is a selective immune modulator that inhibits the intracellular metabolism of activated immune cells by blocking the enzyme DHODH; IMU-935 is an inverse agonist of RORγt; and IMU-856 targets the restoration of the intestinal barrier function. Our lead development program, IMU-838, is in phase 2 clinical development for ulcerative colitis and relapsing-remitting multiple sclerosis, with an additional phase 2 trial in Crohn’s disease planned for 2019. An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis is planned to start at the Mayo Clinic in the second half of 2019.
We have incurred net losses since inception of $44.0 million through June 30, 2019. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or level of future expenses with certainty, when product approval might occur, if ever, or when profitability may be achieved or sustained.
Recent Events
Reverse Acquisition
On April 12, 2019 (the “Closing Date”), pursuant to the terms of the Exchange Agreement, dated as of January 6, 2019, between Vital Therapies, Inc., a Delaware corporation (“Vital”), Immunic AG, and the shareholders of Immunic party thereto (the “Exchange Agreement”), the holders of Immunic ordinary shares exchanged all of their outstanding shares for shares of Vital common stock, resulting in Immunic becoming a wholly-owned subsidiary of Vital (the “Transaction”). Immediately following the Transaction, Vital Therapies, Inc. changed its name to “Immunic, Inc.” and its ticker symbol to “IMUX”. At the closing of the Transaction, (i) each Immunic preferred share was converted into one Immunic ordinary share, and (ii) each Immunic ordinary share was converted into the right to receive 17.17 shares of Vital’s common stock, after giving effect to the reverse stock split. The exchange ratio was determined through arm’s-length negotiations between Vital and Immunic.
The aggregate consideration issuable in the Transaction, after giving effect to the reverse stock split, was 8,927,130 shares of Vital’s common stock. Following the Transaction and after giving effect to the reverse stock split, the former shareholders of Immunic AG owned approximately 88.25% of the common stock of the Company, and the shareholders of Vital immediately prior to the Transaction owned 1,059,269 shares (plus 127,500 restricted stock units (“RSUs”) to be issued during the second half of 2019) of the common stock of the Company, approximately 11.75%. The issuance of shares of Vital’s common stock in the Transaction was registered with the Securities and Exchange Commission on a Registration Statement on Form S-4 (Registration No. 333-229510).
Immediately prior to the closing of the Transaction, Immunic AG issued, in a private placement transaction (the “Financing”), an aggregate of 2,197,742 common shares to certain of its shareholders for aggregate consideration of €26.7 million (approximately $29.9 million), pursuant to the terms of the Investment and Subscription Agreement, dated as of January 6, 2019, between Immunic and the shareholders and investors party thereto (the “Subscription Agreement”). The merger transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Because Immunic AG’s pre-transaction owners held an 88.25% economic and voting interest in the combined company immediately following the closing of the merger, Immunic AG is considered to be the acquirer of Vital for accounting purposes.
Shelf Registration Statement
In July 2019, we terminated our “at-the-market” sales agreement (the “ATM”) with Cantor Fitzgerald & Co. and filed a Prospectus Supplement, to our shelf registration statement on Form S-3 which became effective in June 2018 (the “2018 Shelf Registration Statement”), for the offering, issuance and sale of up to a maximum aggregate offering price of $40.0 million of common stock that may be issued and sold under an ATM with SVB Leerink LLC as agent (“SVB Leerink”). No shares have been sold under the 2018 Shelf Registration Statement. We intend to use the net proceeds from the offering, if any, to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The ATM will terminate upon the earlier of (i) the issuance and sale of all of the Shares through SVB Leerink on the terms and subject to the conditions set forth in the ATM or (ii) termination of the ATM as otherwise permitted thereby. The ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. We have agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the ATM and have agreed to provide SVB Leerink with customary indemnification and contribution rights.
Components of Results of Operations
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.
Research and Development Expenses
Research and development expenses consist of costs associated with our research activities, including our product discovery efforts and the development of our product candidates. Our research and development expenses include:

•	external research and development expenses incurred under arrangements with third parties, such as CROs, contract manufacturing organizations, consultants, and our scientific advisors; and

•	internal personnel expenses.
We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are capitalized as prepaid expenses and expensed when the service has been performed or when the goods have been received.
Since our inception in March 2016, we have spent a total of approximately $30.7 million in research and development expenses through June 30, 2019. These costs primarily include external development expenses and internal personnel expenses for two development programs IMU-838 and IMU-935. We have spent the majority of our research and development resources on IMU-838, our lead development program. We initiated a phase 2 clinical trial in patients with ulcerative colitis (UC) in the first quarter of 2018 and a phase 2 clinical trial in patients with multiple sclerosis (MS) in the first quarter of 2019. In addition, we are preparing to initiate a third phase 2 clinical trial in patients with Crohn’s disease (CD) during the third quarter of 2019. Furthermore, the preclinical development of program IMU-935 was advanced.
We expect our research and development expenses to increase for the foreseeable future as we continue to conduct ongoing regulatory and development activities, initiate new pre-clinical and clinical trials and build our pipeline. The process of commercialization, conducting clinical trials and pre-clinical studies necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.
Successful development of product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the development and regulatory success of each product candidate, and ongoing assessments as to each product candidate’s commercial potential.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel expenses, professional fees for legal, auditing, tax and business consulting services, insurance premiums and travel costs. Furthermore, it consists of significant one-time costs associated with the Transaction including stock-based compensation for our executives, key employees and board members, success fees for our investment bank, and legal and consulting costs. We expect that our general and administrative expenses will decrease in the future as the one-time costs related to the Transaction will not recur. However, we also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor relations expenses associated with being a public company.
Other Income (Expense), Net
Interest Income
Interest income consists of interest earned on our cash equivalents, which consist of money market funds. Our interest income has not been significant due to low interest rates earned on invested balances.
Other Income (Expense), Net
Other income consists primarily of reimbursement of research and development expenses in connection with our option and licensing agreement with Daiichi Sankyo Co., Ltd.
Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our operating expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change
	2019	2018	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$6,029	$2,157	$3,872	180%
General and administrative	8,978	513	8,465	1,650%
Total operating expenses	15,007	2,670	12,337	462%
Loss from operations	(15,007)	(2,670)	(12,337)	462%
Total other income	293	—	293	—%
Net loss	$(14,714)	$(2,670)	$(12,044)	451%
Research and development expense increased by $3.9 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase is primarily due to 1) higher external clinical development costs for our IMU-838 program, including direct costs for the phase 2 clinical trial in patients with relapsed-remitting multiple sclerosis of $1.4 million and initial preparation costs related to a phase 2 clinical trials for patients with Crohn's disease of $0.5 million planned for the second half of 2019 and 2) a contingent payment under the asset purchase agreement with 4SC AG settled in stock valued at $1.5 million.
General and administrative expense increased by $8.5 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase is primarily due to 1) one-time costs related to the Transaction including $6.4 million of stock-based compensation for our executives, key employees and members of the board of directors and $1.2 million in investment banking and legal fees and 2) $0.6 million related to becoming a public company including directors and officers liability insurance and personnel costs for executives and staff in the US corporate headquarters.
Other income increased by $0.3 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase is primarily attributable to reimbursements of research and development expenses in connection with the option and license agreement with Daiichi Sankyo Co., Ltd.
Comparison of the Six Months Ended June 30, 2019 and 2018
The following table summarizes our operating expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Change
	2019	2018	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$9,384	$3,940	$5,444	138%
General and administrative	10,285	1,017	9,268	911%
Total operating expenses	19,669	4,957	14,712	297%
Loss from operations	(19,669)	(4,957)	(14,712)	297%
Total other income	642	24	618	2,575%
Net loss	$(19,027)	$(4,933)	$(14,094)	286%
Research and development expense increased by $5.4 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase is primarily due to 1) higher external development costs for our IMU-838 program including direct costs for the phase 2 clinical trial in patients with relapsed-remitting multiple sclerosis of $2.4 million and preparation costs related to a phase 2 clinical trial in patients with Crohn's disease of $1.0 million offset by a decrease in expenses for the phase 2 clinical trial in patients with ulcerative colitis of $0.4 million and 2) a contingent payment under the asset purchase agreement with 4SC AG settled in stock valued at $1.5 million.
General and administrative expense increased by $9.3 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase is primarily due to 1) one-time costs related to the Transaction including $6.4 million of stock-based compensation for our executives, key employees and members of the board of directors additional $1.7 million costs related to the transaction for investment bank and legal and 2) $0.6 million related to becoming a public company including directors and officers liability insurance and personnel costs for executive and staff in the US corporate headquarters.
Other income increased by $0.6 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase is primarily due to $0.5 million in reimbursement of research and development expenses in connection with the option and license agreement with Daiichi Sankyo Co., Ltd.
Liquidity and Capital Resources
Overview
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. Our net losses were approximately $14.7 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $19.0 million and $4.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $44.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the preclinical and clinical development of our product candidates and add personnel necessary to operate as a company with an advanced clinical pipeline of product candidates. In addition, operating as a public company will require the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs.
From inception to June 30, 2019, we have raised net cash of approximately $67.2 million from private placements of preferred and common stocks. As of June 30, 2019, we had cash and cash equivalents of approximately $36.1 million.
Based on our current cash resources and cash flow projections, we believe that our current capital resources are sufficient to fund our planned operations for the next 12 months from the filing of this Quarterly Report.
We currently have an effective shelf registration statement on Form S-3 on file with the SEC which expires June 2021. The shelf registration statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities or units in one or more offerings and in any combination, of which $40.0 million may be offered, issued and sold under an “at-the-market” sales agreement with SVB Leerink. We may use the net proceeds from the offering, if any, to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates.
We expect to require substantial additional capital to continue and complete our clinical development activities and fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(16,304)	$(4,208)
Investing activities	9,324	(7)
Financing activities	29,965	12,564

Operating activities
During the six months ended June 30, 2019, operating activities used $16.3 million of cash. The use of cash primarily resulted from our net loss of $19.0 million adjusted for non-cash charges of $7.5 million related to stock-based compensation and a $4.8 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2019 consisted primarily of an increase of $1.9 million in other current assets and prepaid expenses primarily due to prepayments related to certain drug supply contracts, decreases of $1.4 million in accounts payable and $1.5 million in accrued expenses primarily attributable to the Transaction with Vital.
During the six months ended June 30, 2018, operating activities used $4.2 million of cash. The use of cash primarily related to our net loss of $4.9 million adjusted by changes in our operating assets and liabilities of $0.7 million.
Investing activities
Net cash provided by investing activities of $9.3 million during the six months ended June 30, 2019 consisted primarily of cash acquired through the Transaction of $8.1 million and cash proceeds from the sale of Vital assets of $1.2 million.
Financing Activities
Net cash provided by financing activities was $30 million for the six months ended June 30, 2019 resulting from the sale of our common stock immediately before closing of the Transaction.
Net cash provided by financing activities of $12.6 million during the six months ended June 30, 2018 consisted primarily of proceeds from the sale of Series A-2 convertible preferred shares.
Future Capital Requirements
As noted above, we have not generated any revenue from product sales and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. At the same time, we expect our expenses to increase as we continue the ongoing research, development, manufacture and clinical trials of, and seek regulatory approval for, our product candidates. We expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.
Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;

•	the initiation and progress of our ongoing pre-clinical studies and clinical trials for our product candidates;

•	the number of programs we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in patent filing, prosecution, and enforcement; and

•	the costs and timing of having clinical supplies of our product candidates manufactured.
Until we can generate a sufficient amount of product revenue to finance cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowings and strategic alliances with third parties. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.
As of June 30, 2019, we had approximately $36.1 million in cash and cash equivalents. We believe these resources are adequate to fund our operations through at least the next 12 months.
Off-Balance Sheet Arrangements
Through June 30, 2019, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
There were no material changes during the six months ended June 30, 2019 outside the ordinary course of business in our specified contractual obligations as disclosed in our audited consolidated financial statements for the years ended December 31, 2018 and 2017 filed in our Current Report on Form 8-K/A on June 21, 2019.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in conformity with US GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.
During the first six months of 2019, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and in our audited consolidated financial statements for the years ended December 31, 2018 and 2017 included in our Current Report on Form 8-K/A filed with the SEC on June 21, 2019.
Recently Issued Accounting Standards
See Note 2 “Summary of Significant Accounting Policies” to the audited consolidated financial statements for the years ended December 31, 2018 and 2017 included in our Current Report on Form 8-K/A filed with the SEC on June 21, 2019 for additional information related to recently issued accounting standards.
Emerging Growth Company Status
We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an EGC until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of Vital’s initial public offering (December 31, 2019), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. The JOBS Act permit an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity

We had money market funds of $5.1 million at June 30, 2019, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
Foreign Currency Exchange Risk
Our primary research and development operations are conducted in our facilities in Germany. We have entered and may continue to enter into international agreements, primarily related to our clinical studies. Accordingly, we have exposure to foreign currency exchange rates and fluctuations between the US dollar and foreign currencies, primarily the euro and the Australian dollar, which could adversely affect our financial results, including income and losses as well as assets and liabilities. To date, we have not entered into, and do not have any current plans to enter into, any foreign currency hedging transactions or derivative financial transactions. Our exposure to foreign currency risk will fluctuate in future periods as our research and clinical development activities in Europe and Australia change. We currently maintain a significant amount of our assets outside of the US.
The functional currencies of our foreign subsidiaries are the applicable local currencies. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Our German subsidiaries are currently a significant portion of our business and, accordingly, a change of 10% in the currency exchange rates, primarily the euro, could have a material impact on their financial position or results of operations.
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into US dollars in preparing our condensed consolidated balance sheets. As of June 30, 2019, our German subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $30.4 million. The potential decrease in net current assets as of June 30, 2019, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, due primarily to the euro, would be approximately $3.0 million. In addition, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2019, would have impacted our net loss by approximately $1.8 million, due primarily to the euro.
Effects of Inflation
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Interim Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e)) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Interim Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
In connection with the Transaction, the internal control structure of Vital is being supplemented by the internal control structure of Immunic AG. This work began with the closing of the Transaction in April 2019 and will continue throughout 2019. Vital was previously subject to the provisions of Sarbanes-Oxley Act of 2002, as amended, whereas Immunic AG, which prior to the Transaction was a private, non-reporting company, was not. As of June 30, 2019, there were no other material changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us, that we believe would materially affect our business, operating results, financial condition or cash flows. Our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. In particular, in connection with the Transaction with Immunic AG, pursuant to which Immunic AG became a wholly-owned subsidiary of the company, it is not uncommon for lawsuits to be filed alleging lack of process or breach of fiduciary duties by directors, and we may face such suits in the future. As a result, in the future, we may be involved in various legal proceedings from time to time.
Item 1A. Risk Factors
There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 4, 2019, as updated by the risk factors described in our Current Report on Form 8-K, filed with the SEC on July 17, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2019, we did not have any sales of unregistered securities.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.
Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on July 17, 2019)
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed on July 17, 2019)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Interim Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Database

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

IMMUNIC, INC.

Date: August 8, 2019                    By: /s/ Daniel Vitt
Daniel Vitt
Chief Executive Officer