Form 10-Q
period 2019-09-30
IMMUNIC, INC.
filed 2019-11-07
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

On November 1, 2019, 10,117,036 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

EXPLANATORY NOTE

Prior to April 12, 2019, we were a clinical-stage biotechnology company known as Vital Therapies, Inc. that had historically been focused on the discovery, development and commercialization of cell-based therapies capable of transforming the management of life-threatening conditions. On April 12, 2019, we completed our exchange transaction with Immunic AG in accordance with the terms of an Exchange Agreement, dated as of January 6, 2019 (the “Exchange Agreement”), that we entered into with Immunic AG and its former shareholders party thereto. Pursuant to the terms of the Exchange Agreement, the holders of Immunic AG ordinary shares exchanged all of their outstanding shares for shares of our common stock (the “Transaction”), resulting in Immunic AG becoming our wholly-owned subsidiary. Immediately prior to the Transaction, we effected a 40-for-1 reverse split of our common stock (the “Reverse Stock Split”), our name was changed to Immunic, Inc., the business of Immunic AG became our business, and we became a clinical-stage biopharmaceutical company focused on the development of selective oral therapies in immunology with the goal of becoming a leader in treatments for chronic inflammatory and autoimmune diseases.
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

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,460	$13,072
Other current assets and prepaid expenses	4,059	259
Total current assets	34,519	13,331
Property and equipment, net	44	40
Goodwill	32,970	—
Right of use assets, net	71	—
Total assets	$67,604	$13,371
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,718	$1,400
Accrued expenses	3,236	416
Other current liabilities	82	104
Total current liabilities	7,036	1,920
Long-term liabilities:
Other long-term liabilities	41	—
Total long-term liabilities	41	—
Total liabilities	7,077	1,920
Commitments and contingencies (Note 6)
Series A-2 Convertible preferred stock, €1.00 par value, 299,456 shares authorized, issued and outstanding at December 31, 2018	—	34,313
Series A-1 Convertible preferred stock, €1.00 par value, 13,541 shares authorized, issued and outstanding at December 31, 2018	—	2,879
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 130,000,000 and 846,953 shares authorized and 10,070,680 and 846,953 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	—
Additional paid-in capital	114,550	56
Accumulated other comprehensive loss	(1,804)	(819)
Accumulated deficit	(52,220)	(24,978)
Total stockholders’ equity (deficit)	60,527	(25,741)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$67,604	$13,371
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$7,102	$1,410	$16,486	$5,350
General and administrative	2,075	395	12,360	1,412
Total operating expenses	9,177	1,805	28,846	6,762
Loss from operations	(9,177)	(1,805)	(28,846)	(6,762)
Other income (expense):
Interest income (expense)	58	—	92	(1)
Other income, net	904	8	1,512	33
Total other income	962	8	1,604	32
Net loss	$(8,215)	$(1,797)	$(27,242)	$(6,730)

Net loss per share, basic and diluted	$(0.82)	$(2.12)	$(3.96)	$(7.95)

Weighted-average common shares outstanding, basic and diluted	10,022,856	846,953	6,880,057	846,953
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(8,215)	$(1,797)	$(27,242)	$(6,730)
Other comprehensive income (loss):
Foreign currency translation	(1,082)	(33)	(985)	(733)
Total comprehensive loss	$(9,297)	$(1,830)	$(28,227)	$(7,463)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except shares)
(Unaudited)

Three Months Ended September 30, 2019
	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2019	—	$—	—	$—	9,986,399	$1	$114,137	$(722)	$(44,005)	$69,411
Net loss	—	—	—	—	—	—	—	—	(8,215)	(8,215)
Stock-based compensation	—	—	—	—	—	—	199	—	—	199
Foreign exchange translation adjustment	—	—	—	—	—	—	—	(1,082)	—	(1,082)
Issuance of common stock under restricted stock unit agreements	—	—	—	—	58,981	—	—	—	—	—
Public offering of common stock - net of issuance costs $144	—	—	—	—	25,300	—	214	—	—	214
Balance at September 30, 2019	—	$—	—	$—	10,070,680	$1	$114,550	$(1,804)	$(52,220)	$60,527

Three Months Ended September 30, 2018
	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2018	299,456	$27,621	13,541	$2,879	846,953	$—	$56	$(657)	$(18,369)	$(18,970)
Net loss	—	—	—	—	—	—	—	—	(1,797)	(1,797)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	(33)	—	(33)
Balance at September 30, 2018	299,456	$27,621	13,541	$2,879	846,953	$—	$56	$(690)	$(20,166)	$(20,800)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(In thousands, except shares)
(Unaudited)

Nine Months Ended September 30, 2019
	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	299,456	$34,313	13,541	$2,879	846,953	$—	$56	$(819)	$(24,978)	$(25,741)
Net Loss	—	—	—	—	—	—	—	—	(27,242)	(27,242)
Stock-based compensation	—	—	—	—	—	—	199	—	—	199
Foreign exchange translation adjustment	—	—	—	—	—	—	—	(985)	—	(985)
Conversion of Series A Preferred Stock to common stock	(299,456)	(34,313)	(13,541)	(2,879)	5,302,029	1	37,192	—	—	37,193
Issuance of common stock in pre-closing financing for cash, net of issuance costs of $61	—	—	—	—	2,197,742	—	29,935	—	—	29,935
Issuance of common stock - Executive bonus agreement	—	—	—	—	460,336	—	6,014	—	—	6,014
Issuance of common stock - settlement of contingent payment	—	—	—	—	120,070	—	1,540	—	—	1,540
Exchange of common stock in connection with Transaction	—	—	—	—	1,059,269	—	39,400	—	—	39,400
Issuance of common stock under restricted stock unit agreements	—	—	—	—	58,981	—	—	—	—	—
Public offering of common stock - net of issuance costs $144	—	—	—	—	25,300	—	214	—	—	214
Balance at September 30, 2019	—	$—	—	$—	10,070,680	$1	$114,550	$(1,804)	$(52,220)	$60,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nine Months Ended September 30, 2018
	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	299,456	$15,057	13,541	$2,879	846,953	$—	$56	$43	$(13,436)	$(13,337)
Net Loss	—	—	—	—	—	—	—	—	(6,730)	(6,730)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	(733)	—	(733)
Issuance of preferred stock	—	12,564	—	—	—	—	—	—	—	—
Balance at September 30, 2018	299,456	$27,621	13,541	$2,879	846,953	$—	$56	$(690)	$(20,166)	$(20,800)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(27,242)	$(6,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	10
Gain on sale of ELAD Assets	(329)	—
Gain on disposal of equipment	(26)	—
Stock-based compensation	6,182	—
Contingent payment settled in common stock	1,540	—
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(3,458)	338
Accounts payable	918	195
Other current liabilities	(49)	(79)
Accrued expenses	146	(27)
Net cash used in operating activities	(22,280)	(6,293)
Cash flows from investing activities:
Cash distribution in connection with ELAD Assets sale	(75)	—
Proceeds from sale of ELAD Assets	2,475	—
Cash acquired in connection with the Transaction	8,151	—
Purchases of property and equipment	(30)	(12)
Proceeds from sale of equipment	40	—
Net cash provided by (used in) investing activities	10,561	(12)
Cash flows from financing activities:
Proceeds from issuance of common stock in pre-closing financing, net of issuance costs of $61	29,965	—
Proceeds from public offering of common stock, net of issuance costs of $53	305	—
Deferred financing costs	(82)	—
Proceeds from issuance of preferred stock	—	12,564
Net cash provided by financing activities	30,188	12,564
Effect of exchange rate changes on cash and cash equivalents	(1,081)	(743)
Net change in cash and cash equivalents	17,388	5,516
Cash and cash equivalents, beginning of period	13,072	4,504
Cash and cash equivalents, end of period	$30,460	$10,020
Supplemental disclosures for cash flow information:
Cash paid for interest	$2	$1
Supplemental disclosure of noncash investing and financing activities:
Stock issuance and deferred financing costs included in accounts payable and accrued expenses	$140	$—
Conversion of convertible preferred stock to common stock	$37,193	$—
Fair value of net assets acquired in the Transaction	$39,400	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. (“Immunic” or the “Company”) is a clinical-stage biopharmaceutical company developing a pipeline of selective oral immunology therapies aimed at treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis, ulcerative colitis, Crohn’s disease and psoriasis. The Company is developing three small molecule products: IMU-838 is a selective immune modulator that inhibits the intracellular metabolism of activated immune cells by blocking the enzyme DHODH; IMU-935 is an inverse agonist of RORγt; and IMU-856 targets the restoration of the intestinal barrier function. Immunic’s lead development program, IMU-838, is in phase 2 clinical development for relapsing-remitting multiple sclerosis and ulcerative colitis, with an additional phase 2 trial planned in Crohn’s disease. An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis is ongoing at the Mayo Clinic. IMU-935 is currently being tested in a phase 1 clinical trial in healthy volunteers, which was initiated in September 2019.
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. Immunic has never been profitable and has incurred operating losses in each year since inception (2016). Immunic has an accumulated deficit of approximately $52 million as of September 30, 2019 and $25 million as of December 31, 2018. Substantially all of Immunic’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
Immunic expects to incur significant expenses and increasing operating losses for the foreseeable future as it initiates and continues the preclinical and clinical development of its product candidates and adds personnel necessary to advance its clinical pipeline of product candidates. In addition, after completion of the reverse acquisition, as explained below, operating as a public company will require hiring additional financial and other personnel, upgrading financial information systems, and incurring other costs associated with operating as a public company. Immunic expects that its operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs.
From inception through September 30, 2019, Immunic has raised net cash of approximately $67.5 million from private and public offerings of preferred and common stock. As of September 30, 2019, Immunic had cash and cash equivalents of approximately $30.5 million. With these funds, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.
Reverse Acquisition

On April 12, 2019, pursuant to the terms of the Exchange Agreement, dated as of January 6, 2019, between Vital Therapies, Inc., a Delaware corporation (“Vital”), Immunic AG, and the shareholders of Immunic AG party thereto (the “Exchange Agreement”), the holders of Immunic AG ordinary shares exchanged all of their outstanding shares for shares of Vital common stock, resulting in Immunic AG becoming a wholly-owned subsidiary of Vital (the “Transaction”). Immediately following the Transaction, Vital Therapies, Inc. changed its name to “Immunic, Inc.” and its ticker symbol to “IMUX”.

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

The aggregate consideration issuable in the Transaction, after giving effect to the Reverse Stock Split, was 8,927,130 shares of Vital’s common stock. Following the Transaction and after giving effect to the Reverse Stock Split, the former shareholders of Immunic AG owned approximately 88.25% of the common stock of the Company, and the shareholders of Vital immediately prior to the Transaction owned 1,059,269 shares (plus 127,500 restricted stock units (“RSUs”) of which 58,981 shares have been issued to date; the remaining 68,519 shares will be issued to former Vital officers in the fourth quarter of 2019) of the common stock of the Company or approximately 11.75%. The issuance of shares of Vital’s common stock in the Transaction was registered with the Securities and Exchange Commission (“SEC”) on a Registration Statement on Form S-4 (Registration No. 333-229510).

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

The Transaction has been accounted for as a reverse acquisition under the acquisition method of accounting. Because Immunic AG’s pre-transaction owners held an 88.25% economic and voting interest in the combined company immediately following the closing of the Transaction, Immunic AG is considered to be the acquirer of Vital for accounting purposes. Additionally, Immunic AG is considered to be the predecessor for reporting purposes and the financial results of Immunic AG are reported in the historical comparable periods.
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
Basis of Presentation and Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of Immunic and its wholly-owned subsidiaries, Immunic AG and Immunic Research GmbH (which both began operations in 2016), Immunic Australia Pty Ltd. (which began operations in 2018) and Vital Therapies (Beijing) Company Limited (“VTL China”), acquired through the Transaction (which began operations in 2005). VTL China was sold in September 2019 in connection with the sale of ELAD Assets, as explained below. All intercompany accounts and transactions have been eliminated in consolidation. Immunic manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

Unaudited Interim Financial Information
Immunic has prepared the accompanying interim unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles, (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly Immunic’s consolidated financial position, consolidated results of operations, consolidated statement of stockholders’ equity (deficit) and consolidated cash flows for the periods and as of the dates presented. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included on the Company's Current Report on Form 8-K/A filed on June 21, 2019. The nature of Immunic’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current basis of presentation.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements. The most significant estimates in the Company’s financial statements and accompanying notes relate to the application of the acquisition method of accounting related to the Transaction, clinical trial expenses, share-based compensation and notes related to contractual obligations. Management believes its estimates to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions.
Foreign Currency Translation and Presentation
The Company’s reporting currency is United States (“US”) dollars. During the nine months ended September 30, 2019 and 2018, Immunic AG’s operations were located in Germany with the euro being its functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar and VTL China’s functional currency is the yuan. All amounts in the financial statements where the functional currency is not the US dollar are translated into US dollar equivalents at exchange rates as follows:
• assets and liabilities at reporting period-end rates;
• income statement accounts at average exchange rates for the reporting period; and
• components of equity at historical rates.
Gains and losses from translation of the financial statements into US dollars are recorded in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as general and administrative expenses in the unaudited condensed consolidated statements of operations. The unaudited condensed consolidated statements of cash flows were prepared by using the average exchange rate in effect during the reporting period which reasonably approximates the timing of the cash flows.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Cash and cash equivalents consist of cash on hand and deposits in banks located in the US, Germany and Australia. The Company maintains cash and cash equivalent balances denominated in euro and US dollars with major financial institutions in the US and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions and believes that the Company is not exposed to any significant credit risk.
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
Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets consisted of money market funds for the periods presented. The Company had no Level 1 liabilities for the periods presented.
Level 2— Inputs other than observable quoted prices for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The Company had no Level 2 assets or liabilities for the periods presented.

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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets which range from three to thirteen years. Depreciation expense was $9,000 and $3,000 during the three months ended September 30, 2019 and 2018, respectively, and $38,000 and $10,000 during the nine months ended September 30, 2019 and 2018, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and nine months ended September 30, 2019 and 2018.
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
The Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. The Company has determined there were no indicators of goodwill impairment as of September 30, 2019.
Research and Development Expenses
Research and development expenses have principally been related to the two development programs, IMU-838 and IMU-935. These two programs include an orally available, small molecule inhibitor of DHODH (IMU-838 program) and an inverse agonist of RORγt (IMU-935 program) aimed at treating multiple sclerosis, ulcerative colitis, Crohn’s disease, and psoriasis. In 2019, IMU-838 is currently being tested in two phase 2 clinical trials in patients with relapsing-remitting multiple sclerosis and ulcerative colitis. The Company is also preparing for a phase 2 clinical trial in Crohn’s disease. An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis is ongoing at the Mayo Clinic. IMU-935 is currently being tested in a phase 1 clinical trial in healthy volunteers, which was initiated in September 2019.

Research and development expenses consist of expenses incurred in research and development activities including clinical trials, contract research services, salaries and related employee benefits, allocated facility costs and other outsourced services. Research and development expenses are charged to operations as incurred.
Collaboration Arrangements
The Company enters into agreements with contract research organizations (“CROs”) to provide clinical trial services for individual studies and projects by executing individual work orders governed by Master Service Arrangements (“MSAs”). The MSAs and associated work orders are designed such that certain payments are to be made upon completion of certain milestones. The Company regularly assesses the timing of payments against actual costs incurred and ensures a proper accrual of related expenses in the appropriate accounting period.
Certain collaboration and license agreements might include payments to or from the Company of one or more of the following: non-refundable or partially refundable upfront or license fees; development, regulatory and commercial milestone payments; manufacturing supply services; partial or complete reimbursement of research and development costs; and royalties on net sales of licensed products. The Company assesses whether such contracts are within the scope of Financial Accounting Standards Board (FASB) Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“Topic 606”) and ensures proper accounting treatment.
Currently, the Company has entered into one option agreement with a third party which grants the Company the right to license a group of compounds, designated by the Company as IMU-856, a new oral treatment option for diseases such as inflammatory bowel disease, irritable bowel syndrome with diarrhea, immune checkpoint inhibitor induced colitis and other barrier function associated diseases. During the option period, the Company will perform the agreed upon research and development activities. The related research and development expenses are reimbursed by the third party up to a maximum agreed-upon limit. Such reimbursement is recorded as other income. The Company may exercise its option right at any time during the option period. Once the option is exercised, the Company is required to make a one-time option execution payment as well as milestone and royalty payments. To date, the option right has not been exercised.
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
Stock-Based Compensation
The Company measures the cost of employee and non-employee services received in exchange for equity awards based on the grant-date fair value of the award recognized generally as an expense (i) on a straight-line basis over the requisite service period for those awards whose vesting is based upon a service condition, and (ii) on an accelerated method for awards whose vesting is based upon a performance condition, but only to the extent it is probable that the performance condition will be met. Stock-based compensation is estimated at the date of grant based on the award’s fair value for equity classified awards and upon final measurement date for liability classified awards and records forfeitures in the period in which they occur. The Company estimates the fair value of stock options using the Black-Scholes-Merton, or BSM, option-pricing model, which requires the use of estimates.
The BSM option-pricing model requires the input of subjective assumptions, including the risk-free interest rate, the fair value of the underlying common stock, the expected dividend yield of the Company’s common stock, the expected volatility of the price of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.
Leases
The Company has three existing leases for office space and two leases for office equipment. Two leases for office space and the equipment leases have initial terms of less than twelve months. At inception of a lease agreement, it is determined whether an agreement represents a lease and at commencement each lease agreement is assessed as to classification as an operating or financing lease. One of the office leases contains a renewal option. As described below under “Recently Issued and/or Adopted Accounting Standards - Change in Accounting Principle,” the Company adopted the Financial Accounting Standards Board Accounting Standards Update, or ASU, “Leases,” or ASU 2016-02, as of January 1, 2019.
Pursuant to ASU 2016-02, the two office leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASU 2016-02, an operating lease right-of-use asset and an operating lease liability have been recorded on the Company’s balance sheet. Right-of-use lease assets represent the Company’s right to use the underlying asset for the lease term and the lease obligation represents its commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments has been used. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term used in estimating future lease payments may include options to extend when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the term. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) has been reflected as a separate component of stockholders’ equity (deficit) in the accompanying unaudited condensed consolidated balance sheets.
Income Taxes
The Company is subject to corporate income tax laws and regulations in the US, Germany, Australia and China. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment in their application.
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of September 30, 2019, and December 31, 2018, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Tax years 2016 through 2018 are subject to audit by the US, German, Australian and Chinese tax authorities. The Company is not currently under examination by any tax jurisdictions.
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

Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of September 30,
	2019	2018
Options to purchase common stock	384,130	—
Restricted stock units	68,519	—
Recently Issued and/or Adopted Accounting Standards
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, “Leases.” ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the balance sheet. The Company has elected to adopt ASU 2016-02 retrospectively at January 1, 2019 using a simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company also elected to adopt the package of practical expedients permitted in Accounting Standards Codification Topic 842, or ASC 842. Accordingly, the leases outstanding at January 1, 2019 continue to be classified as operating leases under the new guidance, without reassessing whether the contracts contain a lease under ASC 842 or whether classification of the operating leases would be different under ASC Topic 842. All of the Company’s leases at the adoption date were operating leases for facilities and included both lease and non-lease components.
As a result of the adoption of ASU 2016-02, on January 1, 2019, the Company recognized (a) a lease liability of approximately $80,000, which represents the present value of the remaining lease payments using an estimated incremental borrowing rate of 6% and (b) a right-of-use asset of approximately $80,000. (The cumulative-effect adjustment was immaterial.) Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to the Company’s previously reported results prior to January 1, 2019. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Lease expense has not changed materially as a result of the adoption of ASU 2016-02.
In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Non-Employee Share-Based Payment Accounting,” or ASU 2018-07. ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions, specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2018-07 in the first quarter of 2019. The adoption of this standard had no impact on the Company’s unaudited condensed consolidated financial statements.
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

Number of shares owned by Vital stockholders (1)	1,059,269
RSUs (2)	127,500
Total fully-diluted shares	1,186,769
Multiplied by the fair value per share of Vital common stock (3)	$33.20
Estimated purchase price	$39,400
Any excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill on the balance sheet.
(1)The number of shares of 1,059,269 represents the historical 42,369,694 shares of Vital common stock outstanding immediately prior to the closing of the Transaction, adjusted for the Reverse Stock Split.
(2)The number of RSUs of 127,500 represents the historical 5,100,000 Vital RSUs of which 58,981 have been issued to date and 68,519 to be issued to Vital former officers in the fourth quarter of 2019.
(3)Based on the last reported sale price of Vital common stock on the Nasdaq Global Market on April 12, 2019, the closing of the Transaction, adjusted for the Reverse Stock Split.
The following summarizes the preliminary allocation of the purchase price to the net tangible and intangible assets acquired:

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
The goodwill of $32.97 million is not tax deductible. Goodwill is mainly attributable to the enhanced value of the combined company, as reflected in the increase in market value of the Vital common shares following the announcement of the Transaction with Immunic AG. The Company incurred costs directly related to the Transaction of approximately $10.0 million for the nine months ended September 30, 2019, which were expensed as incurred. There were no costs incurred for the three months ended September 30, 2019.
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
The following supplemental unaudited pro forma information presents the Company’s financial results as if the Transaction had occurred on January 1, 2018:

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Revenue	$—	$—
Net loss	$(27,604)	$(31,689)
The above unaudited pro forma information was determined based on the historical US GAAP results of the Company and Vital. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations would have been if the Transaction was completed on January 1, 2018. The unaudited pro forma consolidated net loss includes pro forma adjustments primarily relating to transaction costs directly related to the closing of the Transaction of $16.0 million for the nine months ended September 30, 2019, as these amounts are not expected to have a continuing effect on the operating results of the combined company.
4. ELAD Sales Agreement
In March 2019, Vital entered into an asset purchase agreement (the “Vital APA”) to sell certain of Vital’s clinical development-related assets and related intellectual property rights to RH Cell Therapeutics (the “Purchaser”) for approximately $2.5 million. The assets sold were clinical development equipment, supplies, intellectual property and working cell banks in addition to the equity interest in VTL China (collectively the “ELAD Assets”). The Purchaser deposited $1.1 million into escrow and paid the Company $50,000 prior to the Transaction. The Vital APA was amended and restated on May 28, 2019, to allow for two closings. In the first closing which occurred on May 28, 2019, the $1.1 million was released from escrow to the Company. In addition, the Purchaser executed a promissory note with a face amount of $1.325 million, which accrues simple interest of 10% per annum. The fair value of the promissory note was estimated to be $920,000. Therefore, the fair value of the ELAD Assets was based on the cash in escrow, the $50,000 deposit and the fair value of the promissory note.
The estimated fair value of the ELAD Assets was included in the purchase accounting allocation as follows (in thousands):

Clinical development equipment	$306
Supplies and working cell banks	1,000
In process research & development (“IPR&D”)	764
Total	$2,070

In the first closing, the Company transferred title of the clinical development equipment and supplies to the Purchaser. Also, the fair value of the promissory note was recorded as a note receivable and the fair value of the IPR&D and working cell banks assets were removed from the Company’s unaudited condensed consolidated balance sheet.

The promissory note was paid in full upon the second closing on September 4, 2019 at which time the Company transferred title to the intellectual property and working cell banks as well as its equity interest in VTL China. The difference of $405,000 between the face value of the promissory note collected, $1.325 million, and the fair value of $920,000 has been recorded as other income in the accompanying condensed consolidated statement of operations in the three month period ended September 30, 2019.

5. Other Financial Information
Accrued Expenses
Accrued expenses consist of (in thousands):

	September 30, 2019	December 31, 2018
Accrued clinical and related costs	$2,369	$210
Accrued compensation and related taxes	335	—
Accrued other	532	206
Total	$3,236	$416

6. Commitments and Contingencies
Operating Lease
The Company leases office space and office equipment. The underlying lease agreements have lease terms of less than twelve months and up to two years. The short-term leases are deemed immaterial and have not been included in the operating lease right of use asset and operating lease liability.
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
 Immunic’s operating lease costs and variable lease costs were $23,000 and $9,000 for the three months ended September 30, 2019 and 2018, respectively, and $78,000 and $28,000, for the nine months ended September 30, 2019 and 2018, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
 Maturities of the operating lease obligation are as follows as of September 30, 2019 (in thousands):

2019	$8
2020	34
2021	34
Total lease payments	76
Less: interest portion	5
Present value of lease obligation	$71

Contractual Obligations
As of September 30, 2019, the Company has non-cancelable contractual obligations under certain agreements related to its development programs IMU-838, IMU-935 and IMU-856 totaling approximately $557,000, all of which is expected to be paid in 2019.

Other Commitments and Obligations
In May 2016 the Company entered into a purchase agreement (the “Agreement”) with 4SC AG whereby the Company acquired certain assets, including the rights to patents and patent applications, trademarks and know-how. This transaction has been accounted for as an asset acquisition under Accounting Standards Update 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business. The Agreement included payments (Tranches III and IV) that were contingent upon the occurrence of certain events and required the Company to pay royalties equal to 4.4% of the aggregated net sales for a certain period as defined in the Agreement (Tranche III) upon commercialization of the acquired assets. Effective April 12, 2019, the parties agreed to settle Tranche IV by issuing 120,070 shares of the Company’s common stock, immediately following the Transaction, to 4SC AG while keeping Tranche III in effect. Approximately $1.5 million of expense was recorded as a result of the issuance of these shares on April 12, 2019. No royalties are payable as of September 30, 2019 or December 31, 2018 as sales have not commenced.
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
7. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$4,491	$4,491	$—	$—
Total assets at fair value	$4,491	$4,491	$—	$—
There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds, which are included as a component of cash and cash equivalents on the condensed consolidated balance sheet, unrealized gains and losses are reported as accumulated other comprehensive income (loss), and realized gains and losses are included in interest income (expense) on the condensed consolidated statements of operations.
The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature.
8. Common Stock and Preferred Stock (Converted into Common Stock)
Shelf Registration Statement
In May 2018, Vital filed a shelf registration statement on Form S-3, (the “2018 Shelf Registration Statement”), which became effective in June 2018. The 2018 Shelf Registration Statement permits: (i) the offering, issuance and sale of up to $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of common stock that may be issued and sold under an “at-the-market” sales agreement (an “ATM”), with Cantor Fitzgerald & Co (“Cantor”).
In July 2019, the Company terminated the ATM with Cantor and filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $40.0 million of common stock that may be issued and sold under an ATM with SVB Leerink LLC as agent (“SVB Leerink”). The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the ATM or (ii) termination of the ATM as otherwise permitted thereby. The ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company.
 The Company has agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the ATM and has agreed to provide SVB Leerink with customary indemnification and contribution rights.
In the three months ended September 30, 2019, the Company raised gross proceeds of $358,000 pursuant to the ATM through the sale of 25,300 shares of common stock at a weighted average price of $14.18 per share. The net proceeds from the ATM were $214,000 after deducting underwriter commissions of $11,000 and estimated offering expenses of $133,000. At September 30, 2019, there was $39.6 million available under the ATM.
Common Stock
Immunic AG, a non-public company as of December 31, 2018, had authorized 846,953 shares of common stock, par value €1.00 per share, which were issued in March 2016 for approximately $56,000.
As of September 30, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through September 30, 2019 and December 31, 2018, no cash dividends had been declared or paid.
Preferred Stock
Immunic AG issued 13,541 Series A-1 Convertible and 299,456 Series A-2 Convertible preferred shares, par value €1.00 per share, to investors as part of its growth financing plan in the total amount of €31.7 million (approximately $37.2 million) from inception (2016) through 2018. During the nine months ended September 30, 2018, Immunic AG raised $12.6 million in cash in connection with Series A-2 Convertible preferred shares. Series A-1 Convertible and Series A-2 Convertible preferred shares were converted into Immunic AG’s ordinary shares immediately prior to the Transaction and were then exchanged for Immunic (former Vital) common shares at the consummation of the Transaction.
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, rights and preferences to be set by the Board of Directors. No preferred shares were outstanding as of September 30, 2019.
Stock Warrants
The Company issued warrants to purchase common stock in connection with financing activities and for consulting services in 2011. Warrants for 6,015 shares of common stock at an exercise price of $3,719.60 expired on September 25, 2019.
Stock Reserved for Future Issuance
Shares reserved for future issuance at September 30, 2019 are as follows:

Number of Shares
Common stock reserved for issuance for:
Outstanding stock options	384,130
Restricted stock units	68,519
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	1,130,273
Total common shares reserved for future issuance	1,672,483

9. Stock-Based Compensation Plans
Stock Option Programs
Under German law, (i) a company’s management board consists of employee members and is responsible for overseeing its daily business, and (ii) a company’s supervisory board supervises the management board and serves a role equivalent to the board of directors of an American corporation. Under two stock option programs, the Company granted stock options to the members of the Immunic AG supervisory board (the “Supervisory Board”) and to key employees in 2018 and in 2019 prior to the Transaction. The programs were intended to incentivize the beneficiaries to dedicate their working capabilities in the best manner possible to the benefit of the Company. The stock options vest if and when an exit event occurs. An exit event is defined as a direct initial public offering has taken place, or an indirect initial public offering has taken place, or a trade sale has been consummated, or a disposal of the Company’s assets has been consummated, or another financially equivalent realization event has occurred.
Under the stock option program for the members of the Supervisory Board (the “VSOP SB”), the Company may grant stock options of the Company to members of the Company’s Supervisory Board for the time period of their service as members of the Supervisory Board. The shareholders’ approved the VSOP SB with a total of 31,593 stock options, corresponding to approximately 0.5% of the Company’s issued share capital at the time of the decision. Under the stock option program for key employees (the “VSOP”), the Company may grant stock options of the Company to certain key employees. With the approval of the Supervisory Board, Immunic AG’s management board shall determine how many stock options shall be granted and how they shall be allocated to the respective beneficiaries up to a total of 31,593.
Further terms and conditions of both programs, the VSOP SB and the VSOP, are substantially similar. The following information is therefore shown aggregated for both programs. The Company accounts for both programs as cash-settled options and classifies their fair value as a liability upon vesting. Vesting of options granted under the VSOP SB and VSOP was contingent upon an exit event. Upon consummation of the Transaction, which occurred on April 12, 2019, all of the awards vested and were settled for cash of $508,000 based on their fair value. As a result, the Company recorded $508,000 in compensation expense related to these stock options in the nine months ended September 30, 2019. No expense was recorded in the three months ended September 30, 2019.
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which was adopted by the Company’s board of directors (the “Board”) with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock are available for grant under the 2019 Plan. The 2019 Plan includes an evergreen provision that allows for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. The 2019 Plan is currently administered by the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.

Movements during the year
The following table illustrates the number and weighted average exercise prices of, and movements in, stock options for the VSOP SB and VSOP during the nine months ended:

	September 30, 2019
	Unvested Awards	Weighted-Average Fair Value
Outstanding as of January 1	6,937	$12.87
Granted during the period	32,177	$12.87
Forfeited during the period	—
Settled in cash during the period	(39,114)	$12.87
Expired during the period	—
Outstanding at September 30	—
Exercisable at September 30	—
No expense was recognized during the three and nine months ended September 30, 2018. There were no cancellations or modifications to the awards in 2019 or 2018.
The following table summarizes stock option activity since January 1, 2019 for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	—	$—
Granted	369,727	$13.55
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of September 30, 2019	369,727	$13.55	9.83	$—
Options vested and expected to vest as of September 30, 2019	369,727	$13.55	9.83	$—
Options exercisable as of September 30, 2019	11,092	$13.63	9.81	$—
Measurement
The fair value of the Company’s stock of $12.87 for stock options granted under the VSOP SB and VSOP was determined based on prices negotiated with investors participating in the Financing as noted above. The fair value of the zero-cost option granted in course of the VSOP SB and the VSOP equals the fair value of the underlying stock.
The weighted-average assumptions used in the BSM option pricing model to determine the fair value of the employee and non-employee stock option grants relating to the 2019 Plan were as follows:
Risk-Free Interest Rate
The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the stock options.
Expected Dividend Yield
The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero.
Expected Volatility

Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of comparable companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.
Expected Term
The Company uses the simplified method for estimating the expected term of employee and non-employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the nine months ended September 30, 2019 was $8.94. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

Nine Months Ended September 30,
2019
Risk-free interest rate	1.75%
Expected dividend yield	0%
Expected volatility	75.3%
Expected term of options (years)	5.9
Executive Bonus Agreement
In December 2018, the Company signed bonus agreements with all members of the Management Board. In case of an exit event (as defined in the bonus agreements), each member of the Management Board had the right to receive 2.00% of the overall disposal proceeds, including contingent or deferred proceeds like earn-out payments, reduced by transaction costs incurred. The Transaction constituted an exit event, and in connection therewith, shares of Vital stock were issued pursuant to the bonus agreements.
In connection with the bonus agreements, the Company also issued 460,336 restricted shares to members of the Management Board in December 2018. Upon consummation of the Transaction, the shares vested and compensation cost of €5.3 million (approximately $6 million) was recognized.
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$57	$—	$1,727	$—
General and administrative	142	—	6,503	—
Total	$199	$—	$8,230	$—
As of September 30, 2019, there was $3.1 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 3.33 years.
Summary of Equity Incentive Plans Assumed from Vital
Upon completion of the Transaction with Vital on April 12, 2019, Vital’s 2012 Stock Option Plan (the “2012 Plan”), Vital’s 2014 Equity Incentive Plan (the “2014 Plan”) and Vital’s 2017 Inducement Equity Incentive Plan (the “Inducement Plan”), were assumed by the Company. These plans are administered by the Board or, at the discretion of the Board, by a committee of the Board. The exercise prices, vesting and other restrictions are determined at the discretion of the Board, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Incentive stock options granted to employees and restricted stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years. Shares that are expired, terminated, surrendered or canceled under the plans without having been fully exercised will be available for future awards.
The Company’s 2014 Equity Incentive Plan, became effective in April 2014 and replaced the 2012 Stock Option Plan, with respect to future awards. The 2014 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and performance units to employees, directors and consultants. The 2012 Plan provided for the grant of stock options, restricted stock, restricted stock units, stock purchase rights and performance awards to employees, directors and consultants.
Shares available for grant under the 2014 Plan include any shares remaining available or becoming available in the future under the 2012 Plan due to cancellation or forfeiture. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder beginning upon its effective date in April 2014, and on each annual anniversary, equal to the lower of 1,200,000 shares of the Company’s common stock or an amount as the Board may determine.
Shares available for grant under the 2014 Plan totaled 43,311 shares as of September 30, 2019.
In September 2017, Vital’s board of directors approved the 2017 Inducement Equity Incentive Plan and amended and restated the plan in November 2017 (the “Inducement Plan”), which has terms and conditions substantially similar to the 2014 Plan. Under the Inducement Plan, 46,250 shares of Vital’s common stock were reserved to be used exclusively for non-qualified grants to individuals who were not previously employees or directors as an inducement material to the individual’s entry into employment within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.
No expense was recorded for the Plans assumed from Vital during the three and nine months ended September 30, 2019.
The following table summarizes stock option activity since January 1, 2019 for the Plans assumed from Vital:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	—	$—
Assumed in the Transaction with Vital	17,117	$306.99
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(2,714)	$312.19
Outstanding as of September 30, 2019	14,403	$306.01	2.84	$—
Options vested and expected to vest as of September 30, 2019	14,403	$306.01	2.84	$—
Options exercisable as of September 30, 2019	14,403	$306.01	2.84	$—
In an effort to maximize the cash on Vital’s balance sheet for the Transaction, Vital restructured existing change of control and severance agreements with certain of its executive officers in January 2019. At the same time, Vital canceled options granted to such officers and granted them a total of 127,500 RSUs. The purpose of the amendments and the RSU grants was to substitute stock awards for cash payments owed upon a change of control.
The RSUs vested in full upon consummation of the Transaction. At September 30, 2019, 68,519 RSUs were outstanding and vested.

10. Related Party Transactions
In May 2019, the Company paid a success fee of $72,000 in connection with the Transaction to a member of the supervisory board of Immunic AG who resigned effective May 31, 2019. In May 2019, the Company executed a consulting agreement with a former member of the board of directors of the Company who resigned upon the closing of the Transaction.
11. Subsequent Event
Office Lease
In November 2019, the Company entered into a lease for new office space in New York City (the “NYC Lease”) from November 2019 to May 2023. The NYC Lease includes a renewal option and requires the payment of the Company’s proportionate share of the facility’s operating expenses. Future minimum annual obligations under the NYC Lease at September 30, 2019 would have been (in thousands):

Operating Lease Obligations
Three months ending December 31, 2019	$—
2020	147
2021	224
2022	224
2023	75
Total lease payments	670
Less: Interest portion	77
Present Value of obligation	$593

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
Overview
Immunic, Inc. (Nasdaq: IMUX) is a clinical-stage biopharmaceutical company developing a pipeline of selective oral immunology therapies aimed at treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis, ulcerative colitis, Crohn’s disease, and psoriasis. We are developing three small molecule products: IMU-838 is a selective immune modulator that inhibits the intracellular metabolism of activated immune cells by blocking the enzyme DHODH; IMU-935 is an inverse agonist of RORγt; and IMU-856 targets the restoration of the intestinal barrier function. Our lead development program, IMU-838, is in phase 2 clinical development for relapsing-remitting multiple sclerosis and ulcerative colitis, with an additional phase 2 trial planned in Crohn’s disease. An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis was initiated at the Mayo Clinic in August 2019. IMU-935 is currently being tested in a phase 1 clinical trial in healthy volunteers, which was initiated in September 2019.
We have incurred net losses since inception of $52.2 million through September 30, 2019. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with biological product development and the clinical trial process, we cannot predict the timing or level of future expenses with certainty, when product approval might occur, if ever, or when profitability may be achieved or sustained.
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
The aggregate consideration issuable in the Transaction, after giving effect to the reverse stock split, was 8,927,130 shares of Vital’s common stock. Following the Transaction and after giving effect to the reverse stock split, the former shareholders of Immunic AG owned approximately 88.25% of the common stock of the Company, and the shareholders of Vital immediately prior to the Transaction owned 1,059,269 shares (plus 127,500 restricted stock units (“RSUs”) of which 58,981 have been issued to date and 68,519 to be issued in the fourth quarter of 2019) of the common stock of the Company, approximately 11.75%. The issuance of shares of Vital’s common stock in the Transaction was registered with the Securities and Exchange Commission on a Registration Statement on Form S-4 (Registration No. 333-229510).
Immediately prior to the closing of the Transaction, Immunic AG issued, in a private placement transaction (the “Financing”), an aggregate of 2,197,742 common shares to certain of its shareholders for aggregate consideration of €26.7 million (approximately $29.9 million), pursuant to the terms of the Investment and Subscription Agreement, dated as of January 6, 2019, between Immunic and the shareholders and investors party thereto (the “Subscription Agreement”). The Transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Because Immunic AG’s pre-transaction owners held an 88.25% economic and voting interest in the combined company immediately following the closing of the Transaction, Immunic AG is considered to be the acquirer of Vital for accounting purposes.
Shelf Registration Statement
In July 2019, we terminated our “at-the-market” sales agreement (the “ATM”) with Cantor Fitzgerald & Co. and filed a

Prospectus Supplement to our shelf registration statement on Form S-3 which became effective in June 2018 (the “2018 Shelf Registration Statement”), for the offering, issuance and sale of up to a maximum aggregate offering price of $40.0 million of common stock that may be issued and sold under an ATM with SVB Leerink LLC as agent (“SVB Leerink”). We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The ATM will terminate upon the earlier of (i) the issuance and sale of all of the Shares through SVB Leerink on the terms and subject to the conditions set forth in the ATM or (ii) termination of the ATM as otherwise permitted thereby. The ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. We have agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the ATM and have agreed to provide SVB Leerink with customary indemnification and contribution rights.
In the three months ended September 30, 2019, the Company raised gross proceeds of $358,000 pursuant to the ATM through the sale of 25,300 shares of common stock at a weighted average price of $14.18 per share. The net proceeds from the ATM were $214,000 after deducting underwriter commissions of $11,000 and estimated offering expenses of $133,000. At September 30, 2019, there was $39.6 million available under the ATM.
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
Research and Development Expenses
Research and development expenses consist of costs associated with our research activities, including our product discovery efforts and the development of our product candidates. Our research and development expenses include:

•external research and development expenses incurred under arrangements with third parties, such as CROs, contract manufacturing organizations, consultants, and our scientific advisors; and

•internal personnel expenses.
We expense research and development costs as incurred. Non-refundable advance payments for goods and services that will be used in future research and development activities are capitalized as prepaid expenses and expensed when the service has been performed or when the goods have been received.
Since our inception in March 2016, we have spent a total of approximately $37.8 million in research and development expenses through September 30, 2019. These costs primarily include external development expenses and internal personnel expenses for two development programs IMU-838 and IMU-935. We have spent the majority of our research and development resources on IMU-838, our lead development program. We initiated a phase 2 clinical trial in patients with ulcerative colitis (UC) in the first quarter of 2018 and a phase 2 clinical trial in patients with relapsing-remitting multiple sclerosis (RRMS) in the first quarter of 2019. In addition, we are preparing to initiate a third phase 2 clinical trial in patients with Crohn’s disease (CD). An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis was initiated at the Mayo Clinic in August 2019. IMU-935 is currently being tested in a phase 1 clinical trial in healthy volunteers, which was initiated in September 2019.
In August 2019, our subsidiary Immunic AG received a grant of up to approximately $730,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds will be used to fund a three-year research project relating to autoimmune diseases by the Company and its partners.
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
Other Income (Expense), Net
Other income consists primarily of reimbursement of research and development expenses in connection with our option and licensing agreement with Daiichi Sankyo Co., Ltd. and the difference between the face value and fair value of the promissory note collected in full in September 2019 in connection with the sale of ELAD Assets.
Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following table summarizes our operating expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change
	2019	2018	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$7,102	$1,410	$5,692	404%
General and administrative	2,075	395	1,680	425%
Total operating expenses	9,177	1,805	7,372	408%
Loss from operations	(9,177)	(1,805)	(7,372)	408%
Total other income	962	8	954	11,925%
Net loss	$(8,215)	$(1,797)	$(6,418)	357%
Research and development expenses increased by $5.7 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase is primarily due to (i) higher external development costs for our IMU-838 program for the phase 2 clinical trial in patients with relapsing-remitting multiple sclerosis and ulcerative colitis and preparation costs related to our phase 2 clinical trial for patients with Crohn’s disease totaling $4.4 million and (ii) pre-clinical and drug supply costs related to our IMU-856 program of $0.8 million.
General and administrative expenses increased by $1.7 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase is primarily due to (i) an increase of personnel expenses of $0.2 million in our German offices, (ii) an increase of legal and consulting costs of $0.2 million and (iii) $1.1 million related to becoming a public company including directors and officers liability insurance and personnel costs for executives and staff in the US corporate headquarters.
Other income increased by $0.9 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase is primarily attributable to a $0.6 million reimbursement of research and development expenses in connection with the option and license agreement with Daiichi Sankyo Co., Ltd. and the $0.4 million difference between the face value and fair value of the promissory note collected in full in September 2019 in connection with the sale of ELAD Assets offset by the $0.1 million write-off of the investment in VTL China included in the ELAD Assets sale.
Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table summarizes our operating expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Change
	2019	2018	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$16,486	$5,350	$11,136	208%
General and administrative	12,360	1,412	10,948	775%
Total operating expenses	28,846	6,762	22,084	327%
Loss from operations	(28,846)	(6,762)	(22,084)	327%
Total other income	1,604	32	1,572	4,913%
Net loss	$(27,242)	$(6,730)	$(20,512)	305%
Research and development expenses increased by $11.1 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase is primarily due to (i) higher external development costs for our IMU-838 program for the phase 2 clinical trials in patients with relapsing-remitting multiple sclerosis and ulcerative colitis and preparation costs related to a phase 2 clinical trial in patients with Crohn’s disease of $7.4 million, (ii) preclinical and drug supply costs related to our IMU-856 program of $1.2 million, (iii) a contingent payment under the asset purchase agreement with 4SC AG settled in stock valued at $1.5 million and (iv) an increase in our drug supply costs to support the clinical development of $0.7 million.
General and administrative expenses increased by $10.9 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase is primarily due to (i) one-time costs related to the Transaction including $6.4 million of stock-based compensation for our executives, key employees and members of the Board and $1.7 million in investment bank and legal fees and (ii) $1.7 million related to becoming a public company including directors and officers liability insurance and personnel costs for executives and staff in the US corporate headquarters.
Other income increased by $1.6 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase is primarily due to $1.1 million in reimbursement of research and development expenses in connection with the option and license agreement with Daiichi Sankyo Co., Ltd. and the $0.4 million difference between the face value and the fair value of the promissory note collected in full in September 2019 in connection with the sale of ELAD Assets offset by the $0.1 million write-off of investment in VTL China included in the ELAD Asset sale.

Liquidity and Capital Resources
Overview
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. Our net losses were approximately $8.2 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively, and approximately 27.2 million and $6.7 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $52.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the pre-clinical and clinical development of our product candidates and add personnel necessary to operate as a company with an advanced clinical pipeline of product candidates. In addition, operating as a public company will require the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs.
From inception to September 30, 2019, we have raised net cash of approximately $67.5 million from private and public offerings of preferred and common stock. As of September 30, 2019, we had cash and cash equivalents of approximately $30.5 million.
Based on our current cash resources and cash flow projections, we believe that our current capital resources are sufficient to fund our planned operations for at least the next twelve months from the filing of this Quarterly Report.
We currently have an effective shelf registration statement on Form S-3 on file with the SEC which expires June 2021. The shelf registration statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities or units in one or more offerings and in any combination, of which $40.0 million may be offered, issued and sold under an ATM with SVB Leerink. We may use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. In the nine months ended September 30, 2019, the Company raised gross proceeds of $358,000 pursuant to the ATM through the sale of 25,300 shares of common stock at a weighted average price of $14.18 per share. The net proceeds from the ATM were $214,000 after deducting underwriter commissions of $11,000 and estimated offering expenses of $133,000. At September 30, 2019, there was $39.6 million available under the ATM.
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
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(22,280)	$(6,293)
Investing activities	10,561	(12)
Financing activities	30,188	12,564
Operating activities
During the nine months ended September 30, 2019, operating activities used $22.3 million of cash. The use of cash primarily resulted from our net loss of $27.2 million adjusted for non-cash charges of $7.7 million related to stock-based compensation and a $2.4 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the nine months ended September 30, 2019 consisted primarily of an increase of $3.5 million in other current assets and prepaid expenses primarily due to prepayments related to certain clinical trial and drug supply contracts of $2.1 million and receivables for reimbursements of research and development expenses in connection with the option and license agreement with Daiichi Sankyo Co., Ltd. of $0.6 million, value added tax receivables in Germany of $0.4 million and increases of $0.9 million in accounts payable.
During the nine months ended September 30, 2018, operating activities used $6.3 million of cash. The use of cash primarily related to our net loss of $6.7 million adjusted by changes in our operating assets and liabilities of $0.4 million.
Investing activities

Net cash provided by investing activities was $10.6 million during the nine months ended September 30, 2019, and consisted of (i) cash of $8.2 million acquired through the Transaction and (ii) cash proceeds from the sale of ELAD assets of $2.5 million.
Financing Activities
Net cash provided by financing activities was $30.2 million during the nine months ended September 30, 2019 consisting primarily of net cash proceeds from the sale of our common stock immediately before closing of the Transaction of $30.0 million and net cash proceeds from the sale of common stock in the ATM of $0.2 million.
Net cash provided by financing activities was $12.6 million during the nine months ended September 30, 2018 and consisted primarily of proceeds from the sale of Series A-2 convertible preferred shares.
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
Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;

•the initiation and progress of our ongoing pre-clinical studies and clinical trials for our product candidates;

•the number of programs we pursue;

•the outcome, timing and cost of regulatory approvals;

•the cost and timing of hiring new employees to support our continued growth;

•the costs involved in patent filing, prosecution, and enforcement; and

•the costs and timing of having clinical supplies of our product candidates manufactured.
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
As of September 30, 2019, we had approximately $30.5 million in cash and cash equivalents. We believe these resources are adequate to fund our operations through at least the next twelve months.
Off-Balance Sheet Arrangements
Through September 30, 2019, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations
There were no material changes during the nine months ended September 30, 2019 outside the ordinary course of business in our specified contractual obligations as disclosed in our audited consolidated financial statements for the years ended December 31, 2018 and 2017 filed in our Current Report on Form 8-K/A on June 21, 2019.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in conformity with US GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board.
During the first nine months of 2019, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Our significant accounting policies are described in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) our audited consolidated financial statements for the years ended December 31, 2018 and 2017 included in our Current Report on Form 8-K/A filed with the SEC on June 21, 2019.
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
We had money market funds of $4.5 million at September 30, 2019, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into US dollars in preparing our condensed consolidated balance sheets. As of September 30, 2019, our German subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $20.7 million. The potential decrease in net current assets as of September 30, 2019, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, due primarily to the euro, would be approximately $2.1 million. In addition, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2019, would have impacted our net loss by approximately $2.6 million, due primarily to the euro.
Effects of Inflation
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e)) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
In connection with the Transaction, the internal control structure of Vital is being supplemented by the internal control structure of Immunic AG. This work began with the closing of the Transaction in April 2019 and will continue throughout 2019. Vital was previously subject to the provisions of Sarbanes-Oxley Act of 2002, as amended, whereas Immunic AG, which prior to the Transaction was a private, non-reporting company, was not. As of September 30, 2019, there were no other material changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2019, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on July 17, 2019)

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed on July 17, 2019)

4.2	2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8, filed on September 20, 2019)

10.1	Sales Agreement, dated as of July 17, 2019, between SVB Leerink LLC and Immunic, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on July 17, 2019)

10.2	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Daniel Vitt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 5, 2019)

10.3
Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Manfred Groeppel (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on September 5, 2019)

10.4	Employment Agreement, dated as of July 15, 2019, between Sanjay Patel and Immunic, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on July 17, 2019)

10.5	Employment Agreement, dated as of August 26, 2016, between Dr. Manfred Groeppel and Immunic AG (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed on July 17, 2019)

10.6	Employment Agreement, dated as of March 23, 2016, between Dr. Daniel Vitt and Immunic AG (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed on July 17, 2019)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Database

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: November 7, 2019     By: /s/ Daniel Vitt
 Daniel Vitt
 Chief Executive Officer