Form 10-Q
period 2020-03-31
IMMUNIC, INC.
filed 2020-05-08
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36201
Immunic, Inc.
(Exact name of registrant as specified in its charter)

Delaware		56-2358443
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1200 Avenue of the Americas
Suite 200
New York,	NY	10036
(Address of principal executive offices)		(Zip Code)
(332) 255-9818
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

On May 1, 2020, 12,793,340 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

EXPLANATORY NOTE

Immunic, Inc. is a clinical-stage biopharmaceutical company focused on the development of selective oral therapies in immunology with the goal of becoming a leader in treatments for chronic inflammatory and autoimmune diseases. On April 12, 2019, Vital Therapies, Inc. (“Vital”) completed a transaction with Immunic AG in accordance with the terms of an agreement, dated as of January 6, 2019 (the “Agreement”). Pursuant to the terms of the Agreement, the holders of Immunic AG ordinary shares exchanged all of their outstanding shares for shares of Vital common stock (the “Transaction”), resulting in Immunic AG becoming a wholly-owned subsidiary of Vital. Immediately prior to the Transaction, Vital effected a 40-for-1 reverse split of its common stock (the “Reverse Stock Split”). Immediately after the Transaction, Vital changed its name to Immunic, Inc. and adopted the business priorities of Immunic AG.
Unless otherwise noted, all references to common stock share amounts and per share amounts in this Quarterly Report on Form 10-Q (the "Quarterly Report") have been retroactively adjusted to reflect the Reverse Stock Split.
As used herein, the words “the Company,” “we,” “us,” and “our” refer to, for periods following the Exchange, Immunic, Inc. (formerly Vital Therapies, Inc.) and its direct and indirect subsidiaries, and for periods prior to the Exchange, Immunic AG and its direct and indirect subsidiaries, as applicable.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,578	$29,369
Other current assets and prepaid expenses	5,021	2,861
Total current assets	23,599	32,230
Property and equipment, net	77	80
Goodwill	32,970	32,970
Right-of-use assets, net	604	633
Other long-term assets	42	42
Total assets	$57,292	$65,955
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,432	$2,423
Accrued expenses	3,963	3,298
Other current liabilities	938	1,351
Total current liabilities	6,333	7,072
Long term liabilities
Operating lease liabilities	471	520
Total long-term liabilities	471	520
Total liabilities	6,804	7,592
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 10,823,551 and 10,744,806 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	120,567	119,646
Accumulated other comprehensive loss	(1,682)	(1,373)
Accumulated deficit	(68,398)	(59,911)
Total stockholders’ equity	50,488	58,363
Total liabilities and stockholders’ equity	$57,292	$65,955
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$6,434	$3,355
General and administrative	2,580	1,307
Total operating expenses	9,014	4,662
Loss from operations	(9,014)	(4,662)
Other income (expense):
Interest income	24	—
Other income, net	503	349
Total other income	527	349
Net loss	$(8,487)	$(4,313)

Net loss per share, basic and diluted	$(0.79)	$(5.09)

Weighted-average common shares outstanding, basic and diluted	10,749,460	846,953
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(8,487)	$(4,313)
Other comprehensive loss:
Foreign currency translation	(309)	(247)
Total comprehensive loss	$(8,796)	$(4,560)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except shares)
(Unaudited)

Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2020	10,744,806	$1	$119,646	$(1,373)	$(59,911)	$58,363
Net loss	—	—	—	—	(8,487)	(8,487)
Stock-based compensation	—	—	353	—	—	353
Foreign exchange translation adjustment	—	—	—	(309)	—	(309)
Issuance of common stock - At The Market net of issuance costs $37	78,745	—	568	—	—	568
Balance at March 31, 2020	10,823,551	$1	$120,567	$(1,682)	$(68,398)	$50,488

Three Months Ended March 31, 2019
	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Stock subscription not yet issued	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	299,456	$34,313	13,541	$2,879	846,953	$—	$56	$—	$(819)	$(24,978)	$(25,741)
Net loss	—	—	—	—	—	—	—	—	—	(4,313)	(4,313)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	(247)	—	(247)
Stock subscription not yet issued	—	—	—	—	—	—	$—	$20,531	$—	$—	20,531
Balance at March 31, 2019	299,456	$34,313	13,541	$2,879	846,953	$—	$56	$20,531	$(1,066)	$(29,291)	$(9,770)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,487)	$(4,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	5
Stock-based compensation	353	—
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(2,172)	(252)
Accounts payable	(973)	(880)
Accrued expenses	704	158
Other liabilities	(468)	(35)
Net cash used in operating activities	(11,029)	(5,317)
Cash flows from investing activities:
Purchases of property and equipment	(4)	(7)
Net cash used in investing activities	(4)	(7)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of issuance costs of $37	568	—
Proceeds from stock subscription not yet issued	—	20,531
Net cash provided by financing activities	568	20,531
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(326)	(260)
Net change in cash, cash equivalents and restricted cash	(10,791)	14,947
Cash, cash equivalents and restricted cash, beginning of period	29,369	13,072
Cash, cash equivalents and restricted cash, end of period	$18,578	$28,019
Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$7	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18,578	$7,593
Restricted cash	—	20,426
Total cash, cash equivalents and restricted cash	$18,578	$28,019
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. (“Immunic” or the “Company”) is a clinical-stage biopharmaceutical company developing a pipeline of selective oral immunology therapies aimed at treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis, ulcerative colitis, Crohn’s disease and psoriasis. The Company is developing three small molecule products: IMU-838 is a selective immune modulator that inhibits the intracellular metabolism of activated immune cells by blocking the enzyme DHODH; IMU-935 is an inverse agonist of RORgt; and IMU-856 targets the restoration of the intestinal barrier function. Immunic’s lead development program, IMU-838, is in Phase 2 clinical development for relapsing-remitting multiple sclerosis and ulcerative colitis, with an additional Phase 2 trial considered in Crohn’s disease. Immunic is also investigating IMU-838 as a potential treatment option for COVID-19 (See Note 9 "Subsequent Events.") An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis is ongoing at the Mayo Clinic. IMU-935 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in September 2019.
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. Immunic has never been profitable and has incurred operating losses in each year since inception (2016). Immunic has an accumulated deficit of approximately $68.4 million as of March 31, 2020 and $59.9 million as of December 31, 2019. Substantially all of Immunic’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through April 27, 2020, Immunic has raised net cash of approximately $89.1 million from private and public offerings of preferred and common stock. As of March 31, 2020, Immunic had cash and cash equivalents of approximately $18.6 million. With these funds and the $16.2 million of net proceeds raised in our equity issuances in April 2020 (See Note 9 "Subsequent Events"), Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.
Reverse Acquisition
On April 12, 2019, pursuant to the terms of the Agreement, the holders of Immunic AG ordinary shares exchanged all of their outstanding shares for shares of Vital common stock, resulting in Immunic AG becoming a wholly-owned subsidiary of Vital (the “Transaction”). Immediately following the Transaction, Vital Therapies, Inc. changed its name to “Immunic, Inc.” and its ticker symbol to “IMUX”.
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
Immediately prior to the closing of the Transaction, Immunic AG issued, in a private placement transaction (the “Financing”), an aggregate of 2,197,742 ordinary shares to certain of its shareholders for aggregate consideration of €26.7 million (approximately $29.9 million), pursuant to the terms of the Investment and Subscription Agreement, dated as of January 6, 2019, between Immunic and the shareholders and investors party thereto.
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
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, ("U.S. GAAP") and include the accounts of Immunic and its wholly-owned subsidiaries, Immunic AG and Immunic Research GmbH (which both began operations in 2016), Immunic Australia Pty Ltd. (which began operations in 2018) and Vital Therapies (Beijing) Company Limited (“VTL China”), acquired through the Transaction (which began operations in 2005). VTL China was sold in September 2019 in connection with the sale of certain of Vital Therapies' clinical development-related intellectual property rights (the "ELAD Assets"). All intercompany accounts and transactions have been eliminated in consolidation. Immunic manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions. Certain prior period amounts have been reclassified to conform to the current basis of presentation.

Unaudited Interim Financial Information
Immunic has prepared the accompanying interim unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles, (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly Immunic’s consolidated financial position, consolidated results of operations, consolidated statement of stockholders’ equity (deficit) and consolidated cash flows for the periods and as of the dates presented. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included on the Company's Annual Report on Form 10-K filed on March 16, 2020. The nature of Immunic’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current basis of presentation.
2. Summary of Significant Accounting Policies
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements. The most significant estimates in the Company’s financial statements and accompanying notes relate to the application of the acquisition method of accounting related to the Transaction, clinical trial expenses and share-based compensation. Management believes its estimates to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions.
Foreign Currency Translation and Presentation
The Company’s reporting currency is United States (“U.S.”) dollars. During the three months ended March 31, 2020 and 2019, Immunic AG and Immunic Research GmbH’s operations were located in Germany with the euro being their functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar. All amounts in the financial statements where the functional currency is not the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows:
• assets and liabilities at reporting period-end rates;
• income statement accounts at average exchange rates for the reporting period; and
• components of equity at historical rates.
Gains and losses from translation of the financial statements into U.S. dollars are recorded in the statement of comprehensive income (loss) and in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as general and administrative expenses in the Consolidated Statements of Operations. The Consolidated Statements of Cash Flows were prepared by using the average exchange rate in effect during the reporting period which reasonably approximates the timing of the cash flows.
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

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $14,000 and $5,000 during the three months ended March 31, 2020 and 2019, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three months ended March 31, 2020 and 2019.
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment. Impairment testing for goodwill is done at the reporting unit level. The Company has determined that it operates in a single operating segment and has a single reporting unit. The Company has determined there was no goodwill impairment as of March 31, 2020.
Research and Development Expenses
Research and development expenses have principally been related to the two development programs, IMU-838 and IMU-935. These two programs include an orally available, small molecule inhibitor of DHODH (IMU-838 program) and an inverse agonist of RORgt (IMU-935 program) aimed at treating multiple sclerosis, ulcerative colitis, Crohn’s disease, and psoriasis. IMU-838 is currently being tested in two Phase 2 clinical trials in patients with relapsing-remitting multiple sclerosis and ulcerative colitis. The Company is also considering conducting a Phase 2 clinical trial in Crohn’s disease. Immunic is also investigating IMU-838 as a potential treatment option for COVID-19 (See Note 9 "Subsequent Events.") An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis is ongoing at the Mayo Clinic. IMU-935 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in September 2019.
Research and development expenses consist of expenses incurred in research and development activities including clinical trials, contract research services, certain milestone payments, salaries and related employee benefits, allocated facility costs and other outsourced services. Research and development expenses are charged to operations as incurred.
The Company enters into agreements with contract research organizations (“CROs”) to provide clinical trial services for individual studies and projects by executing individual work orders governed by a Master Service Arrangement (“MSA”). The MSAs and associated work orders are designed such that certain payments are to be made upon completion of certain milestones. The Company regularly assesses the timing of payments against actual costs incurred to ensure a proper accrual of related expenses in the appropriate accounting period.

Collaboration Arrangements
Certain collaboration and license agreements might include payments to or from the Company of one or more of the following: non-refundable or partially refundable upfront or license fees; development, regulatory and commercial milestone payments; manufacturing supply services; partial or complete reimbursement of research and development costs; and royalties on net sales of licensed products. The Company assesses whether such contracts are within the scope of Financial Accounting Standards Board (FASB) Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” and ASU No. 2018-18, “Collaborative Arrangements”, ("ASU 2018-18"). ASU 2018-18, clarifies that elements of collaborative arrangements could qualify as transactions with customers is in the scope of ASC 606.
In October 2018, the Company entered into an option and license agreement (the "Daiichi Sankyo Agreement") with Daiichi Sankyo Co., Ltd. ("Daiichi Sankyo") which granted the Company the right to license a group of compounds, designated by the Company as IMU-856, as a potential new oral treatment option for diseases such as inflammatory bowel disease, irritable bowel syndrome with diarrhea, immune checkpoint inhibitor induced colitis and other barrier function associated diseases. During the option period, the Company performed agreed upon research and development activities for which it was reimbursed by Daiichi Sankyo up to a maximum agreed-upon limit. Such reimbursement is recorded as other income.
On January 5, 2020, the Company exercised its option to obtain the exclusive worldwide right to commercialization of IMU-856. Among other things, the option exercise grants Immunic AG the rights to Daiichi Sankyo’s patent application related to IMU-856. In connection with the option exercise, the Company paid a one-time upfront licensing fee to Daiichi Sankyo. Under the Daiichi Sankyo Agreement, Daiichi Sankyo is also eligible to receive future development, regulatory and sales milestone payments, as well as royalties related to IMU-856.
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
Stock-Based Compensation
The Company measures the cost of employee and non-employee services received in exchange for equity awards based on the grant-date fair value of the award recognized generally as an expense (i) on a straight-line basis over the requisite service period for those awards whose vesting is based upon a service condition, and (ii) on an accelerated method for awards whose vesting is based upon a performance condition, but only to the extent it is probable that the performance condition will be met. Stock-based compensation is estimated at the date of grant based on (i) the award’s fair value for equity classified awards and (ii) final measurement date for liability classified awards. Forfeitures are recorded in the period in which they occur.
The Company estimates the fair value of stock options using the Black-Scholes-Merton, ("BSM"), option-pricing model, which requires the use of estimates and subjective assumptions, including the risk-free interest rate, the fair value of the underlying common stock, the expected dividend yield of the Company’s common stock, the expected volatility of the price of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.
Leases
The Company leases office space and office equipment. The underlying lease agreements have lease terms of less than 12 months and up to 42 months. The short-term leases are deemed immaterial and have not been included in the operating lease right of use asset and operating lease liability.
The Company has four existing leases for office space. At inception of a lease agreement, the Company determines whether an agreement represents a lease and at commencement each lease agreement is assessed as to classification as an operating or financing lease. The Company's four leases have been classified as operating leases and an operating lease right-of-use asset and an operating lease liability have been recorded on the Company’s balance sheet. A right-of-use lease assets represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents its commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term used in estimating future lease payments may include options to extend when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or changes in expectations regarding the lease term. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of March 31, 2020, and December 31, 2019, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company is subject to U.S. federal, New York, California, Florida, German and Australian income taxes. Due to the carryforward of NOLs, the Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 through 2018. Tax years 2016 through 2018 are subject to audit by German and Australian tax authorities. The Company is not currently under examination by any U.S. state or federal or foreign jurisdictions.
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
Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of March 31,
	2020	2019
Options to purchase common stock	475,166	30,360

Recently Issued and/or Adopted Accounting Standards
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. The Company adopted this ASU, as required, in the quarter ended March 31, 2020 on a prospective basis. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework” ("ASU 2018-13.") ASU 2018-13 modifies the disclosure requirements for fair value measurements. The amendments relate to disclosures regarding unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty, and are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments must be applied retrospectively to all periods presented upon their effective date. The Company adopted this ASU, as required, in the quarter ended March 31, 2020. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements” ("ASU 2018-18"). ASU 2018-18, clarifies that elements of collaborative arrangements could qualify as transactions with customers in the scope of ASC 606. The Company adopted this ASU, as required, in the quarter ended March 31, 2020. The Company has a collaboration agreement with Daiichi Sankyo, however, the amendment did not have an impact on the Company's financial statements as Daiichi Sankyo does not meet the definition of a customer.
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
(2)The number of RSUs of 127,500 represents the historical 5,100,000 Vital RSUs, all of which were issued in 2019 to former Vital officers.
(3)Based on the last reported sale price of Vital common stock on the Nasdaq Global Market on April 12, 2019, the closing date of the Transaction, adjusted for the Reverse Stock Split.
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
The goodwill of $32.97 million is not tax deductible. Goodwill is mainly attributable to the enhanced value of the combined company, as reflected in the increase in market value of the Vital common shares following the announcement of the Transaction with Immunic AG. The Company incurred costs directly related to the Transaction of approximately $10.0 million for the year ended December 31, 2019, which were expensed as incurred ($7.5M of such costs were non-cash charges related to the 4SC settlement and Immunic exit bonus share issuances, as described below in Note 5 and Note 8, respectively).
4. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Prepaid Expense and Other Current Assets consist of (in thousands):

	March 31, 2020	December 31, 2019
Prepaid clinical and related costs	$3,710	$1,307
VAT receivable	176	408
Australian research and development tax incentive	465	350
Other	670	796
Total	$5,021	$2,861
Accounts Payable
Accounts Payable consist of (in thousands):

	March 31, 2020	December 31, 2019
Clinical costs	$1,078	$1,981
Legal and audit costs	198	226
Other	156	216
Total	$1,432	$2,423
Accrued Expenses
Accrued expenses consist of (in thousands):

	March 31, 2020	December 31, 2019
Accrued clinical and related costs	$3,384	$2,863
Accrued legal and audit costs	83	211
Accrued compensation	284	—
Accrued other	212	224
Total	$3,963	$3,298
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	March 31, 2020	December 31, 2019
Deferred income	$663	$1,008
Other	275	343
Total	$938	$1,351
Deferred income represents cash reimbursement on invoices received from third party billings prior to the related services being performed.
5. Commitments and Contingencies
Operating Lease
The Company leases certain office space under non-cancelable operating leases. The leases terminate on June 30, 2020 for the San Diego office, April 30, 2023 for the New York City office, and December 31, 2021 for the Martinsried, Germany lease. These leases include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease has renewal options but they were not included in calculating the right of use asset and liabilities. The Martinsried, Germany lease's renewal options until December 31, 2021 were included in calculating the right of use asset and liabilities. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions. The New York City lease has a six month rent holiday at the beginning of the lease. There were additions to right of use assets obtained from modified operating leases of $23,000 for the three months ended March 31, 2020.
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

 Immunic’s operating lease costs and variable lease costs were $79,000 and $12,000, for the three months ended March 31, 2020 and 2019, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
 Maturities of the operating lease obligation are as follows as of March 31, 2020 (in thousands):

2020	182
2021	270
2022	224
2023	75
Total	751
Interest	81
PV of obligation	670

Contractual Obligations
As of March 31, 2020, the Company has non-cancelable contractual obligations under certain agreements related to its development programs IMU-838, IMU-935 and IMU-856 totaling approximately $1.7 million, all of which is expected to be paid in 2020.
Other Commitments and Obligations
In May 2016, the Company entered into a purchase agreement (the “Agreement”) with 4SC AG whereby the Company acquired certain assets, including the rights to patents and patent applications, trademarks and know-how. This transaction has been accounted for as an asset acquisition under ASU 2017- 01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The Agreement included payments (Tranches III and IV) that were contingent upon the occurrence of certain events and required the Company to pay royalties equal to 4.4% of the aggregated net sales for a certain period as defined in the Agreement (Tranche III) upon commercialization of the acquired assets. Effective April 12, 2019, the parties agreed to settle Tranche IV by issuing 120,070 shares of the Company’s common stock, immediately following the Transaction, to 4SC AG while keeping Tranche III in effect. Approximately $1.5 million of expense was recorded as a result of the issuance of these shares on April 12, 2019. No royalties are payable as of March 31, 2020, as sales have not commenced.
Legal Proceedings
The Company is not currently a party to any litigation, nor is it aware of any pending or threatened litigation, that it believes would materially affect its business, operating results, financial condition or cash flows. However, its industry is characterized by frequent claims and litigation, including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, the Company may be involved in various legal proceedings from time to time.

6. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at March 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$7,989	$7,989	$—	$—
Total assets at fair value	$7,989	$7,989	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented. Additionally, there were no assets or liabilities measured at fair value on a recurring basis as of March 31, 2020.
For the Company’s money market funds, which are included as a component of cash and cash equivalents on the condensed consolidated balance sheet, unrealized gains and losses are reported as accumulated other comprehensive income (loss), and realized gains and losses are included in interest income (expense) on the unaudited condensed consolidated statements of operations.
The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature. The fair value and book value of the money market funds presented in the table above are the same.
7. Common Stock and Preferred Stock (Converted into Common Stock)
Shelf Registration Statement
In May 2018, Vital filed a shelf registration statement on Form S-3, (the “2018 Shelf Registration Statement”), which became effective in June 2018. The 2018 Shelf Registration Statement permits: (i) the offering, issuance and sale of up to $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; (ii) sales of up to 2.5 million shares of common stock by certain selling stockholders; and (iii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $60.0 million of common stock that may be issued and sold under an “at-the-market” sales agreement with Cantor Fitzgerald & Co (“Cantor”).
In July 2019, the Company terminated the agreement with Cantor and filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $40.0 million of common stock that may be issued and sold under a Sales Agreement (an "ATM") with SVB Leerink LLC (“SVB Leerink”) as agent. The Company intends to use the net proceeds from any offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the ATM or (ii) termination of the ATM as otherwise permitted thereby. The ATM may be terminated at any time by either party upon ten days prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company.
 The Company has agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the ATM and has agreed to provide SVB Leerink with customary indemnification and contribution rights.
In the three months ended March 31, 2020, the Company raised gross proceeds of $605,000 pursuant to the ATM through the sale of 78,745 shares of common stock at a weighted average price of $7.69 per share. The net proceeds from the ATM were $568,000 after deducting underwriter commissions of $18,000 and estimated offering expenses of $19,000. At March 31, 2020, there was $34.0 million available under the ATM.

Common Stock
Immunic AG has authorized 846,953 shares of common stock, par value €1.00 per share, which were issued in March 2016 for approximately $56,000.
As of March 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of any holders of preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through March 31, 2020, no cash dividends had been declared or paid.
Stock Subscription Not Yet Issued

On March 27, 2019, stockholders of the Company resolved to increase the Company’s share capital by an additional 156,920 ordinary shares, par €1.00 per share, of which 27,176 shares were related to bonuses for executive officers of the Company. Under German law a capital increase is valid as soon as the consummation of the capital increase has been officially registered with the commercial register, which occurred on April 3, 2019. Therefore, the capital increase became effective subsequent to March 31, 2019. All cash payments totaling €18.2 million (approximately $20.5 million) received as a result of this capital increase have been classified as restricted cash and stock subscription not yet issued in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2019.
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
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, rights and preferences to be set by the Board of Directors. No preferred shares were outstanding as of March 31, 2020.
Stock Reserved for Future Issuance
Shares reserved for future issuance at March 31, 2020 are as follows:

Number of Shares
Common stock reserved for issuance for:
Outstanding stock options	475,166
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	1,039,237
Total common shares reserved for future issuance	1,603,964

8. Stock-Based Compensation Plans
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
Further terms and conditions of both programs, the VSOP SB and the VSOP, are substantially similar. The following information is therefore shown aggregated for both programs. The Company accounts for both programs as cash-settled options and classifies their fair value as a liability upon vesting. Vesting of options granted under the VSOP SB and VSOP was contingent upon an exit event. Upon consummation of the Transaction, which occurred on April 12, 2019, all of the awards vested and were settled in cash of $508,000 based on their fair value. No expense was recorded in the three months ended March 31, 2019.
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
Movements during the year
The following table summarizes stock option activity since January 1, 2020 for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	456,645	$12.57
Granted	6,118	$8.71
Exercised	—	$—
Forfeited or expired	(2,000)	$8.79
Outstanding as of March 31, 2020	460,763	$12.54	9.39	$—
Options vested and expected to vest as of March 31, 2020	460,763	$12.54	9.39	$—
Options exercisable as of March 31, 2020	56,916	$12.54	9.37	$—
Measurement
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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the three months ended March 31, 2020 was $6.01. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

Three Months Ended March 31,
2020
Risk-free interest rate	1.53%
Expected dividend yield	0%
Expected volatility	84.0%
Expected term of options (years)	5.5
Early Exit Bonus Share Agreement (Anti-Dilution Adjustment)
In accordance with an Early Exit Bonus Share Agreement (Anti-Dilution Adjustment) between the shareholders of Immunic AG dated August 2017, each of the four members of the Management Board of Immunic AG, through a limited liability company controlled by the respective board member, received new shares in Immunic AG as a form of anti-dilution protection. The AG shares were subscribed by the Management Board members at a price corresponding to their nominal value in the course of the Additional Financing of Immunic AG, which was carried out in March 2019. As part of the closing of the share exchange with Vital Therapies, Inc., now Immunic, Inc., in April 2019, the AG shares were exchanged for 460,336 restricted shares in Vital Therapies, Inc., now Immunic, Inc., which were issued to the members of the management Board. Upon consummation of the Transaction, compensation cost of €5.3 million (approximately $6.0 million) was recognized in the second quarter of 2019.
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$97,000	$—
General and administrative	256,000	—
Total	$353,000	$—
As of March 31, 2020, there was $2.9 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 2.91 years.
Summary of Equity Incentive Plans Assumed from Vital
Upon completion of the Transaction with Vital on April 12, 2019, Vital’s 2012 Stock Option Plan (the “2012 Plan”), Vital’s 2014 Equity Incentive Plan (the “2014 Plan”) and Vital’s 2017 Inducement Equity Incentive Plan (the “Inducement Plan”), were assumed by the Company. These plans are administered by the Board or, at the discretion of the Board, by a committee of the Board. The exercise prices, vesting and other restrictions are determined at the discretion of the Board, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Incentive stock options granted to employees and restricted stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years. Shares that are expired, terminated, surrendered or canceled under the plans without having been fully exercised will be available for future awards.
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
Shares available for grant under the 2014 Plan include any shares remaining available or becoming available in the future under the 2012 Plan due to cancellation or forfeiture. In addition, the 2014 Plan provides for a discretionary annual increase in the number of shares available for issuance thereunder in an amount equal to (i) the lower of 1,200,000 shares of the Company’s common stock, (ii) 3% of the Company's outstanding stock, or (iii) such other amount as the Board may determine.
Shares available for grant under the 2014 Plan totaled 43,311 shares as of March 31, 2020.
In September 2017, Vital’s Board of Directors approved the Inducement Plan, which was amended and restated in November 2017. Under the Inducement Plan, which has terms and conditions substantially similar to the 2014 Plan, 46,250 shares of Vital’s common stock were reserved to be used exclusively for non-qualified grants to individuals who were not previously employees or directors as an inducement material to a grantee's entry into employment within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.
No expense was recorded for the plans assumed from Vital during the three months ended March 31, 2020.
The following table summarizes stock option activity since January 1, 2020 for the Plans assumed from Vital:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	14,403	$306.01
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of March 31, 2020	14,403	$306.01	2.34	$—
Options vested and expected to vest as of March 31, 2020	14,403	$306.01	2.34	$—
Options exercisable as of March 31, 2020	14,403	$306.01	2.34	$—
In an effort to maximize the cash on Vital’s balance sheet for the Transaction, Vital amended existing change of control and severance agreements with certain of its executive officers in January 2019. At the same time, Vital canceled options granted to such officers and granted them a total of 127,500 RSUs. The primary effect of the amendments and the RSU grants was to substitute stock awards for cash payments owed upon a change of control.

9. Subsequent Events
Equity Financings
Registered Direct Offering
On April 23, 2020, the Company entered into an engagement letter (the “Letter Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”) relating to the Company’s registered direct offering of common stock (the “Offering”) to select investors (the “Investors”). Pursuant to the Letter Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.5% of the gross proceeds from the Offering raised from Investors and to reimburse the Placement Agents for certain costs incurred in connection therewith.
In addition, on April 23, 2020, the Company and the Investors entered into a securities purchase agreement (the “Securities Purchase Agreement”) relating to the issuance and sale of an aggregate of 1,764,706 shares of the Company’s common stock in the Offering. The purchase price per share in the Offering was $8.50 for aggregate gross proceeds to the Company of approximately $15.0 million. The Securities Purchase Agreement restricts the Company from issuing additional common stock for a period of 75 days from the closing of the Offering, subject to certain exceptions.
The net proceeds to the Company from the Offering, after deducting the Company’s estimated offering expenses, were approximately $13.9 million. The Offering closed on April 27, 2020.
ATM issuances
In addition to the $568,000 in net proceeds raised through the sale of 78,745 shares of common stock during the quarter ended March 31, 2020, the Company raised net proceeds of $2.3 million through the sale of 205,083 shares of common stock under the ATM during the period from April 1, 2020 through April 27, 2020.
Immunic Explores Plans for a Phase 2 Clinical Trial in COVID-19 Patients
On April 21, 2020, the Company announced that IMU-838 successfully demonstrated preclinical activity against severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) and that it was preparing a clinical development program for IMU-838 as a potential treatment option for patients with COVID-19. On April 22, 2020, the Company issued a presentation and a white paper regarding the preclinical activity of IMU-838 against SARS-CoV-2 and the envisaged clinical development program in COVID-19.

Changes to Executive Team
Separation Agreement with Sanjay S. Patel
On April 17, 2020, the former Chief Financial Officer of the Company, Sanjay S. Patel, resigned from the Company and entered into a Confidential Severance Agreement and Full and General Release with the Company (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Patel’s employment terminated on April 17, 2020. Under the Separation Agreement, in consideration for Mr. Patel’s release of claims against the Company and its affiliates and his post-employment covenants, Mr. Patel will be entitled to receive: (i) six months continued payment of current base salary, in the total gross amount of $165,000, (ii) accelerated vesting of the next tranche of his stock options that would have vested had he remained employed through such following vesting date, with the total number of shares for which such newly vested options are exercisable being 19,973, (iii) COBRA reimbursement for twelve months, and (iv) unpaid compensation through April 17, 2020.
Executive Chairman Agreement with Duane Nash
On April 15, 2020, the compensation committee of the Company’s Board of Directors independently reviewed and approved entering into an employment agreement with the Company’s current Chairman of the Board of Directors, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Mr. Nash entered into an Executive Chairman Agreement.
Pursuant to the Executive Chairman Agreement, Mr. Nash shall serve as the Executive Chairman of the Board as long as he is a member of the Board, or until termination of the Executive Chairman Agreement (as described below) or upon his earlier death, incapacity, removal, or resignation. Pursuant to the Executive Chairman Agreement, Schreiber is entitled to receive: (i) a monthly base salary of $25,417 (it being agreed that such fee shall be inclusive of any fees associated with Mr. Nash’s services as both a director of the Company and in the capacity of Executive Chairman), (ii) employee benefits including, health insurance, dental insurance, basic life and accidental death and dismemberment insurance, long and short term disability insurance and participation in the Company’s 401(k) Plan, and (iii) reimbursements for pre-approved reasonable business-related expenses incurred in good faith in the performance of the Mr. Nash’s duties for the Company. The Executive Chairman Agreement establishes an “at will” employment relationship pursuant to which Mr. Nash serves as Executive Chairman. The Executive Chairman Agreement contemplates a term that ends on October 15, 2020 and may be extended upon the Company’s and Mr. Nash’s mutual consent. The Company may terminate the Executive Chairman Agreement for any reason or no reason, and Mr. Nash may voluntarily resign for any reason or no reason, in each case with thirty (30) days’ notice.
Promotion of Glenn Whaley
On April 17, 2020, Glenn Whaley, the Company’s Principal Accounting Officer and Controller, was promoted to the position of Vice President Finance, Principal Financial and Accounting Officer. Mr. Whaley assumed day-to-day financial management responsibilities and reports directly to Daniel Vitt, Ph.D., Chief Executive Officer and President of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report and audited Consolidated Financial Statements for the years ended December 31, 2019 and 2018 of Immunic, Inc. filed with the Securities and Exchange Commission ("SEC"), on our Annual Report on Form 10-K on March 16, 2020. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Immunic” refer to Immunic, Inc. and its subsidiaries.

Forward-Looking Statements
In addition to historical information, this Quarterly Report includes forward-looking statements within the meaning of federal securities laws. Forward-looking statements, are subject to certain risks and uncertainties, many of which are beyond our control. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “potential,” “predicts,” or similar expressions and the negatives of those terms.
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
Overview
We are a clinical-stage biopharmaceutical company developing a pipeline of selective oral immunology therapies aimed at treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis, ulcerative colitis, Crohn’s disease and psoriasis. We are developing three small molecule products: IMU-838 is a selective immune modulator that inhibits the intracellular metabolism of activated immune cells by blocking the enzyme DHODH; IMU-935 is an inverse agonist of RORgt; and IMU-856 targets the restoration of the intestinal barrier function. Our lead development program, IMU-838, is in Phase 2 clinical development for relapsing-remitting multiple sclerosis and ulcerative colitis, with an additional Phase 2 trial considered in Crohn’s disease. Immunic is also investigating IMU-838 as a potential treatment option for COVID-19. An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis is ongoing at the Mayo Clinic. IMU-935 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in September 2019.
The following table summarizes the potential indications, clinical targets and clinical development status of Immunic’s three product candidates:

Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of our three development programs.
Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and has incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $68.4 million as of March 31, 2020 and $59.9 million as of December 31, 2019. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with its operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the preclinical and clinical development of our product candidates and add personnel necessary to advance our clinical pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs.
From inception through April 27, 2020, we have raised net cash of approximately $89.1 million from private and public offerings of preferred and common stock. As of March 31, 2020, we had cash and cash equivalents of approximately $18.6 million. With these funds and the money raised in our equity issuances in April 2020, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.
Recent Events
Equity Financing
Direct Offering
On April 27, 2020 we entered into securities purchase agreements with certain institutional investors, led by Altium Capital, providing for the purchase and sale of 1,764,706 shares of common stock at a price of $8.50 per share in a registered direct offering. Net proceeds of the offering, after placement agent fees were approximately $13.9 million. We intend to use the proceeds to fund the ongoing clinical development of our three small molecule products: IMU-838, IMU-935 and IMU-856, and for other general corporate purposes, including to investigate IMU-838, our lead asset, as a potential oral treatment option for COVID-19.
ATM issuances
In addition to the $568,000 net proceeds through the sale of 78,745 shares during the quarter ended March 31, 2020, we raised net proceeds of $2.3 million through the sale of 205,083 shares of common stock under the ATM during the period from April 1, 2020 through April 27, 2020.
Immunic Explores Plans for a Phase 2 Clinical Trial in COVID-19 Patients
We announced on April 21, 2020, that our lead asset, IMU-838, a selective oral DHODH inhibitor, has successfully demonstrated preclinical activity against severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). More specifically, IMU-838 was observed to inhibit replication of clinical isolates of SARS-CoV-2 associated with coronavirus disease 2019 (COVID-19). In cellular assays, IMU-838 demonstrated this antiviral activity at concentrations which are well below the blood concentrations associated with IMU-838 dosing regimens studied in ongoing and previous clinical trials. These positive results have encouraged us to prepare a clinical development program for IMU-838 as a potential treatment option for patients with COVID-19 and potential other, future viral pandemics.
IMU-838 is already being investigated in ongoing phase 2 clinical trials in patients with relapsing-remitting multiple sclerosis, ulcerative colitis and primary sclerosing cholangitis. Although the drug is being studied in these ongoing trials primarily for its anti-inflammatory effect, one of IMU-838's postulated benefits is a host-based antiviral effect, which may be important in these indications to potentially prevent virus reactivations known to occur with other immunomodulatory therapies. In support, IMU-838's antiviral activity has previously been demonstrated in vitro against human immunodeficiency virus (HIV), hepatitis C virus (HCV), human cytomegalovirus (hCMV), Arenavirus and Influenza A virus. Given what is known about the natural course of the disease, IMU-838's combination of antiviral activity against the highly pathogenic SARS-CoV-2 and a selective immunomodulatory effect against highly activated immune cells may be a promising profile for the treatment of COVID-19. Importantly, IMU-838 has an attractive pharmacokinetic, safety and tolerability profile and, to date, has already been tested in approximately 650 individuals.

Changes to Executive Team
Separation Agreement with Sanjay S. Patel
On April 17, 2020, our former Chief Financial Officer, Sanjay S. Patel, resigned and entered into a Confidential Severance Agreement and Full and General Release with the Company (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Patel’s employment terminated on April 17, 2020.
Executive Chairman Agreement with Duane Nash
On April 15, 2020, the compensation committee of our board of directors independently reviewed and approved entering into an employment agreement with our current Chairman of the Board of Directors, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Mr. Nash entered into an Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship pursuant to which Mr. Nash serves as Executive Chairman and contemplates a term that ends on October 15, 2020 and may be extended upon the Company’s and Mr. Nash’s mutual consent.

Promotion of Glenn Whaley
On April 17, 2020, Glenn Whaley, the Company’s Principal Accounting Officer and Controller, has been promoted to the position of Vice President Finance, Principal Financial and Accounting Officer. Mr. Whaley will assume day-to-day financial management responsibilities, and will report directly to Daniel Vitt, Ph.D., Chief Executive Officer and President of the Company.
Daiichi Sankyo Option Exercise
On January 5, 2020, Immunic AG, under the terms of the Daiichi Sankyo Agreement, exercised its option to obtain the exclusive worldwide right to commercialization of IMU-856. Among other things, the option exercise grants Immunic AG the rights to Daiichi Sankyo’s patent application related to IMU-856. In connection with the option exercise, we paid a one-time upfront licensing fee to Daiichi Sankyo. Under the Daiichi Sankyo Agreement, Daiichi Sankyo is also eligible to receive future development, regulatory and sales milestone payments, as well as royalties related to IMU-856.
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
Research and Development Expenses
Research and development expenses consist of costs associated with our research activities, including our product discovery efforts and the development of our product candidates. Our research and development expenses include:

•external research and development expenses and milestone payments incurred under arrangements with third parties, such as CROs, contract manufacturing organizations, collaborations with partners, consultants, and our scientific advisors; and

•internal personnel expenses.
We expense research and development costs as incurred. Non-refundable advance payments for goods and services that will be used in future research and development activities are capitalized as prepaid expenses and expensed when the service has been performed or when the goods have been received.
Since our inception in March 2016, we have spent a total of approximately $50.2 million in research and development expenses through March 31, 2020. These costs primarily include external development expenses and internal personnel expenses for two development programs IMU-838 and IMU-935. We have spent the majority of our research and development resources on IMU-838, our lead development program. We initiated a Phase 2 clinical trial in patients with UC in the first quarter of 2018 and a Phase 2 clinical trial in patients with RRMS in the first quarter of 2019. In addition, we are considering the initiation of a third Phase 2 clinical trial in patients with CD. As noted above, Immunic is also investigating IMU-838 as a potential treatment option for COVID-19. An investigator-sponsored proof-of-concept clinical trial for IMU-838 in PSC was initiated at the Mayo Clinic in August 2019. IMU-935 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in September 2019.
In August 2019, our subsidiary Immunic AG received a grant of up to approximately $730,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds will be used to fund a three-year research project relating to autoimmune diseases by us and our three project partners.
We expect our research and development expenses to increase for the foreseeable future as we continue to conduct ongoing regulatory and development activities, initiate new preclinical and clinical trials and build our pipeline. The process of commercialization, conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel expenses, professional fees for legal, auditing, tax and business consulting services, insurance premiums and stock-based compensation.
Other Income (Expense), Net
Interest Income
Interest income consists of interest earned on our money market funds, which are a portion of our cash and cash equivalents balance. Our interest income has not been significant due to low interest rates earned on invested balances.
Other Income (Expense), Net
Other income consists primarily of reimbursement of research and development expenses in connection with our option and licensing agreement with Daiichi Sankyo Co., Ltd., and a research and development tax incentive related to clinical trials performed in Australia.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our operating expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
	2020	2019	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$6,434	$3,355	$3,079	92%
General and administrative	2,580	1,307	1,273	97%
Total operating expenses	9,014	4,662	4,352	93%
Loss from operations	(9,014)	(4,662)	(4,352)	93%
Total other income	527	349	178	51%
Net loss	$(8,487)	$(4,313)	$(4,174)	97%

Research and development expenses increased by $3.1 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase reflects (i) a $1.3 million increase in external development costs for our lead development program, IMU-838, related to the Phase 2 clinical trials in patients with relapsing-remitting multiple sclerosis and ulcerative colitis, (ii) increased license fees, preclinical and drug supply costs related to IMU-856 of $1.0 million, (iii) $0.3 million in costs due to the start of the Phase 1 trial in September 2019 for our IMU-935 program, (iv) $0.3 million of increased employee costs and (v) $0.2 million of increased costs across numerous categories.
General and administrative expenses increased by $1.3 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase is primarily due to becoming a public company and expanding operations into the U.S. resulting in (i) a $0.7 million increase of personnel expenses, (ii) a $0.3 million increase in insurance and facility costs and (iii) a $0.3 million increase in costs across numerous categories.
Other income increased by $0.2 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase is primarily attributable to $0.2 million of research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia.

Liquidity and Capital Resources
Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $68.4 million as of March 31, 2020 and $59.9 million as of December 31, 2019. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the preclinical and clinical development of our product candidates and add personnel necessary to advance our clinical pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs.
From inception through April 27, 2020, we have raised net cash of approximately $89.1 million from private and public offerings of preferred and common stock. As of March 31, 2020, we had cash and cash equivalents of approximately $18.6 million. With these funds and the money raised in our equity issuances in April 2020, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.
We currently have an effective shelf registration statement on Form S-3 on file with the SEC which expires in June 2021. The shelf registration statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of

$200.0 million of common stock, preferred stock, warrants, debt securities or units in one or more offerings and in any combination, of which $40.0 million may be offered, issued and sold under our Sales Agreement (the "ATM") with SVB Leerink LLC ("SVB Leerink") as agent. We may use the net proceeds from any offerings under the ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. In the three months ended March 31, 2020, we raised gross proceeds of $605,000 pursuant to the ATM through the sale of 78,745 shares of common stock at a weighted average price of $7.69 per share. The net proceeds from the ATM were $568,000 after deducting underwriter commissions of $18,000 and estimated offering expenses of $19,000. As of March 31, 2020, there was $34.0 million available under the ATM. In addition, we raised an additional $2.3 million through the sale of 205,083 shares of common stock under the ATM during the period from April 1, 2020 through April 27, 2020.
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

•the initiation and progress of our ongoing preclinical studies and clinical trials for our product candidates;

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
As of March 31, 2020, we had approximately $18.6 million in cash and cash equivalents.

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(11,029)	$(5,317)
Investing activities	(4)	(7)
Financing activities	568	20,531
Operating activities
During the three months ended March 31, 2020, operating activities used $11.0 million of cash. The use of cash primarily resulted from (i) our net loss of $8.5 million adjusted for non-cash charges of $367,000 related to stock-based compensation and depreciation and amortization and (ii) a $2.9 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2020 consisted primarily of (i) an increase of $2.2 million in other current assets and prepaid expenses primarily due to prepayments related to certain clinical trial and drug supply contracts and (ii) $0.7 million related to a decrease in our current liabilities.
During the three months ended March 31, 2019, operating activities used $5.3 million of cash. The use of cash primarily resulted from (i) our net loss of $4.3 million adjusted for non-cash charges of $5,000 related to depreciation and amortization and (ii) a $1.0 million net decrease in our operating assets and liabilities.
Investing activities
Net cash used in investing activities was $4,000 and $7,000 during the three months ended March 31, 2020, and 2019, respectively, which was related to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.6 million during the three months ended March 31, 2020 consisting of net cash proceeds from the sale of common stock under the ATM.
Net cash provided by financing activities was $20.5 million during the three months ended March 31, 2019 and related to the stock subscription not yet issued. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Off-Balance Sheet Arrangements
Through March 31, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Maturities of the operating lease obligation are as follows as of March 31, 2020:

2020	$182,000
2021	270,000
2022	224,000
2023	75,000
Total	751,000
Interest	81,000
PV of obligation	$670,000

As of March 31, 2020, we have non-cancelable contractual obligations under certain agreements related to its development programs IMU-838, IMU-935 and IMU-856 totaling approximately $1.7 million, all of which is expected to be paid in 2020.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board.
During the first three months of 2020, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Our significant accounting policies are described in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) our audited consolidated financial statements for the years ended December 31, 2019 and 2018 filed in our Annual Report on Form 10-K on March 16, 2020.
Recently Issued Accounting Standards
Recently issued accounting standards are described in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, and (ii) Note 2 to the audited consolidated financial statements for the years ended December 31, 2019 and 2018 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $18.6 million as of March 31, 2020, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $9.2 million of these funds are held in German bank accounts that were earning negative interest of 0.5% as of March 31, 2020. Declines or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of March 31, 2020, our German subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $10.5 million. A decrease of approximately $1.1 million in net current assets would result as of March 31, 2020, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2020, would have impacted our net loss by approximately $600,000, primarily due to the euro.
Effects of Inflation
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e)) under the Securities Exchange Act of 1934 ("the Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us, that we believe would materially affect our business, operating results, financial condition or cash flows. Our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. In particular, in connection with the Transaction with Immunic AG, pursuant to which Immunic AG became our wholly-owned subsidiary, it is not uncommon for lawsuits to be filed alleging lack of process or breach of fiduciary duties by directors, and we may face such suits in the future. As a result, in the future, we may be involved in various legal proceedings from time to time.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.
Risks Related to COVID-19 and Clinical Trials
Our pursuit of a COVID-19 drug candidate is at an early stage. We may be unable to produce a drug that successfully treats the virus in a timely manner, if at all.
In response to the global outbreak of coronavirus, in March 2020, we are in the process of preparing an antiviral clinical development program for IMU-838, our lead asset and a selective oral DHODH inhibitor. Our clinical development program for IMU-838 as a potential treatment option for patients with COVID-19 and potential other future viral pandemics is in early stages, and we may be unable to produce a drug that successfully treats the virus in a timely manner, if at all. We are also committing financial resources and personnel to the development of a COVID-19 drug which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our drug, if developed, may not be partially or fully effective. In addition, another party may be successful in producing a more efficacious drug or other treatment for COVID-19 which may also lead to the diversion of governmental and quasi-governmental funding away from us and toward other companies.
Clinical trials of our product candidates may not demonstrate safety and efficacy to the extent suggested in preclinical data. This could cause us to incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Before obtaining marketing approval from regulatory authorities for the sale of product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies may not be predictive of the success of later clinical trials, and preclinical data is often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed to obtain marketing approval for their products. For these reasons, in-vitro and other preclinical data should not be interpreted as a guarantee or a strong indicator of clinical activity.
The recent coronavirus outbreak has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.
In December 2019, a strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. The extent to which the pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, but the development of clinical supply materials could be delayed and enrollment of patients in our study for IMU-838 may be delayed or suspended, as hospitals and clinics in areas where we are conducting trials shift resources to cope with the COVID-19 pandemic and may limit access or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we may experience higher drop-out rates or delays in our clinical studies. Government-imposed quarantines and restrictions may also require us to temporarily terminate our clinical sites. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for our product candidates may be negatively impacted. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the U.S. Food and Drug Administration and other regulatory authorities, which could result in delays of reviews and approvals with respect to our product candidates. We cannot predict the ultimate impact of the COVID-19 pandemic as consequences of such an event are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies or as a whole; however, the COVID-19 outbreak may materially disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19, disrupt the marketplace in which we operate, and/or have a material adverse effect on our operations.
Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and may continue to have an adverse effect on the global markets and global economy generally, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. There have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic could materially disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy or curtail consumer spending.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2020, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	7/17/2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	7/17/2019
4.2	2019 Omnibus Equity Incentive Plan.	S-8	4.2	9/20/2019
10.1	Sales Agreement, dated July 17, 2019, between Immunic, Inc. and SVB Leerink LLC.	8-K	10.1	7/17/2019
10.2	Option and License Agreement, dated September 27, 2018, between Immunic AG and Daiichi Sankyo Company, Ltd.	8-K	10.2	7/17/2019
10.3	Asset Purchase Agreement, dated May 13, 2016, between Immunic AG and 4SC AG.	8-K	10.3	7/17/2019
10.4	Form of Indemnification Agreement.	8-K	10.4	7/17/2019
10.5	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	7/17/2019
10.6	Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	9/5/2019
10.7	Employment Agreement between Dr. Manfred Groeppel and Immunic AG.	8-K	10.6	7/17/2019
10.8	Addendum to Service Agreement between Immunic AG and Dr. Manfred Groeppel.	8-K	10.2	9/5/2019
10.9	Employment Agreement between Sanjay Patel and Immunic, Inc.	8-K	10.1	7/17/2019
10.10	Confidential Severance Agreement and Full and General Release, dated April 17, 2020, between Immunic, Inc. and Sanjay Patel.	8-K	10.1	4/20/2020
10.11	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	4/20/2020
10.12	Letter Agreement, dated April 23, 2020, between Immunic, Inc. and the investors party thereto.	8-K	10.1	4/27/2020
10.13	Form of Securities Purchase Agreement, dated April 23, 2020, between Immunic, Inc. and the investors party thereto.	8-K	10.2	4/27/2020
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: May 8, 2020     By: /s/ Daniel Vitt
 Daniel Vitt
 Chief Executive Officer and President