Form 10-Q
period 2020-06-30
IMMUNIC, INC.
filed 2020-08-03
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

On July 31, 2020, 14,968,340 shares of common stock, $0.0001 par value, were outstanding.

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

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,607	$29,369
Other current assets and prepaid expenses	4,416	2,861
Total current assets	53,023	32,230
Property and equipment, net	121	80
Goodwill	32,970	32,970
Right-of-use assets, net	996	633
Other long-term assets	42	42
Total assets	$87,152	$65,955
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,728	$2,423
Accrued expenses	5,450	3,298
Other current liabilities	496	1,351
Total current liabilities	7,674	7,072
Long term liabilities
Operating lease liabilities	793	520
Total long-term liabilities	793	520
Total liabilities	8,467	7,592
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 14,968,340 and 10,744,806 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	160,148	119,646
Accumulated other comprehensive loss	(1,608)	(1,373)
Accumulated deficit	(79,856)	(59,911)
Total stockholders’ equity	78,685	58,363
Total liabilities and stockholders’ equity	$87,152	$65,955
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$9,987	$6,029	$16,421	$9,384
General and administrative	2,235	8,978	4,815	10,285
Total operating expenses	12,222	15,007	21,236	19,669
Loss from operations	(12,222)	(15,007)	(21,236)	(19,669)
Other income:
Interest income	4	34	28	34
Other income, net	760	259	1,263	608
Total other income	764	293	1,291	642
Net loss	$(11,458)	$(14,714)	$(19,945)	$(19,027)

Net loss per share, basic and diluted	$(0.90)	$(1.52)	$(1.70)	$(3.60)

Weighted-average common shares outstanding, basic and diluted	12,695,989	9,669,129	11,722,725	5,282,412
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(11,458)	$(14,714)	$(19,945)	$(19,027)
Other comprehensive loss:
Foreign currency translation	$74	$344	(235)	97
Total comprehensive loss	$(11,384)	$(14,370)	$(20,180)	$(18,930)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except shares)
(Unaudited)

Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2020	10,744,806	$1	$119,646	$(1,373)	$(59,911)	$58,363
Net loss	—	—	—	—	(8,487)	(8,487)
Stock-based compensation	—	—	353	—	—	353
Foreign exchange translation adjustment	—	—	—	(309)	—	(309)
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $37	78,745	—	568	—	—	568
Balance at March 31, 2020	10,823,551	$1	$120,567	$(1,682)	$(68,398)	$50,488
Net loss	—	—	—	—	(11,458)	(11,458)
Stock-based compensation	—	—	369	—	—	369
Foreign exchange translation adjustment	—	—	—	74	—	74
Issuance of common stock - April registered direct equity offering net of issuance costs of $1,082	1,764,706	—	13,918	—	—	13,918
Issuance of common stock - June public equity offering net of issuance costs of $1,752	2,175,000	—	23,048	—	—	23,048
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $75	205,083	—	2,246	—	—	2,246
Balance at June 30, 2020	14,968,340	$1	$160,148	$(1,608)	$(79,856)	$78,685

Six Months Ended June 30, 2019
	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Stock subscription not yet issued	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	299,456	$34,313	13,541	$2,879	846,953	$—	$56	$—	$(819)	$(24,978)	$(25,741)
Net loss	—	—	—	—	—	—	—	—	—	(4,313)	(4,313)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	(247)	—	(247)
Stock subscription not yet issued	—	$—	—	$—	—	$—	$—	$20,531	$—	$—	$20,531
Balance at March 31, 2019	299,456	$34,313	13,541	$2,879	846,953	$—	$56	$20,531	$(1,066)	$(29,291)	$(9,770)
Net loss	—	—	—	—	—	—	—	—	—	(14,714)	(14,714)
Other comprehensive income	—	—	—	—	—	—	—	—	344	—	344
Stock subscription not yet issued	—	—	—	—	—	—	—	(20,531)	—	—	(20,531)
Conversion of Series A Preferred Stock to common stock	(299,456)	(34,313)	(13,541)	(2,879)	5,302,029	1	37,192	—	—	—	37,193
Issuance of common stock in pre-closing financing for cash, net of issuance costs of $61	—	—	—	—	2,197,742	—	29,935	—	—	—	29,935
Issuance of common stock - Executive bonus agreement	—	—	—	—	460,336	—	6,014	—	—	—	6,014
Issuance of common stock - settlement of contingent payment	—	—	—	—	120,070	—	1,540	—	—	—	1,540
Exchange of common stock in connection with Transaction	—	—	—	—	1,059,269	—	39,400	—	—	—	39,400
Balance at June 30, 2019	—	$—	—	$—	9,986,399	$1	$114,137	$—	$(722)	$(44,005)	$69,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,945)	$(19,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	29
Gain on disposal of equipment	—	(26)
Stock-based compensation	722	5,983
Contingent payment settled in common stock	—	1,540
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(1,452)	(1,862)
Accounts payable	(676)	(1,423)
Other current liabilities	(1,007)	(55)
Accrued expenses	2,082	(1,463)
Net cash used in operating activities	(20,256)	(16,304)
Cash flows from investing activities:
Proceeds from sale of ELAD Assets	—	1,150
Cash acquired in connection with the Transaction	—	8,151
Purchases of property and equipment	(59)	(17)
Proceeds from sale of equipment	—	40
Net cash (used in) provided by investing activities	(59)	9,324
Cash flows from financing activities:
Proceeds from issuance of common stock in pre-closing financing, net of issuance costs of $61	—	29,965
Proceeds from public offering of common stock through At The Market offering, net of issuance costs of $112	2,814	—
Proceeds from April 2020 registered direct equity offering, net of issuance costs of $1,082	13,918	—
Proceeds from June 2020 public equity offering, net of issuance costs of $1,747	23,048	—
Net cash provided by financing activities	39,780	29,965
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(227)	64
Net change in cash, cash equivalents and restricted cash	19,238	23,049
Cash, cash equivalents and restricted cash, beginning of period	29,369	13,072
Cash, cash equivalents and restricted cash, end of period	$48,607	$36,121
Supplemental disclosures for cash flow information:
Cash paid for interest	$—	$34
Supplemental disclosure of noncash investing and financing activities:
Note receivable from sale of ELAD assets	$—	$920
Conversion of convertible preferred stock to common stock	$—	$37,193
Fair value of net assets acquired in the Transaction	$—	$39,400
Offering costs in accrued expenses	$75	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. (“Immunic” or the “Company”) is a clinical-stage biopharmaceutical company developing a pipeline of selective oral immunology therapies aimed at treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis, ulcerative colitis, Crohn’s disease and psoriasis. The Company is developing three small molecule products: lead development program, IMU-838, is a selective immune modulator that inhibits the intracellular metabolism of activated immune cells by blocking the enzyme DHODH and exhibits a host-based antiviral effect; IMU-935 is an inverse agonist of RORgt; and IMU-856 targets the restoration of the intestinal barrier function. IMU-838 is in Phase 2 clinical development for relapsing-remitting multiple sclerosis, ulcerative colitis and COVID-19, with an additional Phase 2 trial considered in Crohn’s disease. An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis is ongoing at the Mayo Clinic. IMU-935 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in September 2019. IMU-856 is currently in advanced preclinical testing.

The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. Immunic has never been profitable and has incurred operating losses in each year since inception (2016). Immunic has an accumulated deficit of approximately $79.9 million as of June 30, 2020 and $59.9 million as of December 31, 2019. Substantially all of Immunic’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through June 30, 2020, Immunic has raised net cash of approximately $112.1 million from private and public offerings of preferred and common stock. As of June 30, 2020, Immunic had cash and cash equivalents of approximately $48.6 million. With these funds, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.
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
Foreign Currency Translation and Presentation
The Company’s reporting currency is United States (“U.S.”) dollars. During the three and six months ended June 30, 2020 and 2019, Immunic AG and Immunic Research GmbH’s operations were located in Germany with the euro being their functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar. All amounts in the financial statements where the functional currency is not the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows:
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $6,000 and $24,000 during the three months ended June 30, 2020 and 2019, respectively and $20,000 and $29,000 during the six months ended June 30, 2020 and 2019, respectively
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and six months ended June 30, 2020 and 2019.
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment. Impairment testing for goodwill is done at the reporting unit level. The Company has determined that it operates in a single operating segment and has a single reporting unit. The Company has determined there was no goodwill impairment as of June 30, 2020.
Research and Development Expenses
Research and development expenses have principally been related to the two development programs, IMU-838 and IMU-935. These two programs include an orally available, small molecule inhibitor of DHODH (IMU-838 program) and an inverse agonist of RORgt (IMU-935 program) aimed at treating multiple sclerosis, ulcerative colitis, Crohn’s disease, COVID-19 and psoriasis. IMU-838 is currently being tested in Phase 2 clinical trials in patients with relapsing-remitting multiple sclerosis, ulcerative colitis and COVID-19. The Company is also considering conducting a Phase 2 clinical trial in Crohn’s disease. An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis is ongoing at the Mayo Clinic. IMU-935 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in September 2019. IMU-856 is currently in advanced preclinical testing.
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
Leases
The Company leases office space and office equipment. The underlying lease agreements have lease terms of less than 12 months and up to 60 months. The short-term leases are deemed immaterial and have not been included in the operating lease right of use asset and operating lease liability.

The Company has three existing leases for office space. At inception of a lease agreement, the Company determines whether an agreement represents a lease and at commencement each lease agreement is assessed as to classification as an operating or financing lease. The Company's three leases have been classified as operating leases and an operating lease right-of-use asset and an operating lease liability have been recorded on the Company’s balance sheet. A right-of-use lease assets represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents its commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term used in estimating future lease payments may include options to extend when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or changes in expectations regarding the lease term. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of June 30, 2020 and December 31, 2019, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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

Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of June 30,
	2020	2019
Options to purchase common stock	434,248	16,987
Restricted Stock Units	—	127,500
Warrants to purchase common stock	—	6,015

Recently Issued and/or Adopted Accounting Standards
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. The Company adopted this ASU, as required, in the quarter ended March 31, 2020 on a prospective basis. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.
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

The fair value of IPR&D was estimated based on the sales price of the ELAD Assets (including the present value of the promissory note issued by the ELAD buyer) less the fair value of the ELAD Assets. See Note 9 for a description of the ELAD Assets transaction.
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

4. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Prepaid Expense and Other Current Assets consist of (in thousands):

	June 30, 2020	December 31, 2019
Prepaid clinical and related costs	$2,073	$1,307
VAT receivable	326	408
Australian research and development tax incentive	757	350
Prepaid insurance costs	605	179
Other	655	617
Total	$4,416	$2,861
Accounts Payable
Accounts Payable consist of (in thousands):

	June 30, 2020	December 31, 2019
Clinical costs	$1,548	$1,981
Legal and audit costs	48	226
Other	132	216
Total	$1,728	$2,423
Accrued Expenses
Accrued expenses consist of (in thousands):

	June 30, 2020	December 31, 2019
Accrued clinical and related costs	$4,889	$2,863
Accrued legal and audit costs	75	211
Accrued compensation	224	—
Accrued other	262	224
Total	$5,450	$3,298
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	June 30, 2020	December 31, 2019
Deferred income	$135	$1,008
Other	361	343
Total	$496	$1,351
Deferred income represents cash reimbursement on invoices received from third party billings prior to the related services being performed.

5. Commitments and Contingencies
Operating Lease
The Company leases certain office space under non-cancelable operating leases. The leases terminate on April 30, 2023 for the New York City office, June 30, 2025 for the Gräfelfing, Germany office and August 31, 2020 for the Martinsried, Germany office. These leases include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease has renewal options but they were not included in calculating the right of use asset and liabilities. The Martinsried, Germany lease was modified and the lease term was shortened to August 31, 2020. On April 7, 2020, the Company signed a five year lease for its new facility in Gräfelfing, Germany. Renewal options were not included in calculating the right of use asset and liabilities for this facility. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions. The New York City lease had a six month rent holiday at the beginning of the lease. There were net additions to right of use assets of $427,000 as a result of signing the Gräfelfing lease and shortening the Martinsried lease during the three and six months ended June 30, 2020.
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
 Immunic’s operating lease costs and variable lease costs were $80,000 and $43,000 for the three months ended June 30, 2020 and 2019, respectively, and $159,000 and $55,000, for the six months ended June 30, 2020 and 2019, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
 Maturities of the operating lease obligation are as follows as of June 30, 2020 (in thousands):

2020	183
2021	337
2022	337
2023	188
2024	113
2025	56
Total	1,214
Interest	130
PV of obligation	1,084

Contractual Obligations
As of June 30, 2020, the Company has non-cancelable contractual obligations under certain agreements related to its development programs IMU-838, IMU-935 and IMU-856 totaling approximately $1.3 million, all of which is expected to be paid in 2020.
Other Commitments and Obligations
In May 2016, the Company entered into a purchase agreement (the “Agreement”) with 4SC AG whereby the Company acquired certain assets, including the rights to patents and patent applications, trademarks and know-how. This transaction has been accounted for as an asset acquisition under ASU 2017- 01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The Agreement included payments (Tranches III and IV) that were contingent upon the occurrence of certain events and required the Company to pay royalties equal to 4.4% of the aggregated net sales for a certain period as defined in the Agreement (Tranche III) upon commercialization of the acquired assets. Effective April 12, 2019, the parties agreed to settle

Tranche IV by issuing 120,070 shares of the Company’s common stock, immediately following the Transaction, to 4SC AG while keeping Tranche III in effect. Approximately $1.5 million of expense was recorded as a result of the issuance of these shares on April 12, 2019. No royalties are payable as of June 30, 2020, as sales have not commenced.
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
6. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$44,102	$44,102	$—	$—
Total assets at fair value	$44,102	$44,102	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented. Additionally, there were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2020 and 2019.
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
In the three months ended June 30, 2020, the Company raised gross proceeds of $2.3 million pursuant to the ATM through the sale of 205,083 shares of common stock at a weighted average price of $11.31 per share. The net proceeds from the ATM were $2.2 million after deducting underwriter commissions of $69,610 and estimated offering expenses of $4,962. At June 30, 2020, there was $31.7 million available under the ATM.
In the six months ended June 30, 2020, the Company raised gross proceeds of $2.9 million pursuant to the ATM through the sale of 283,828 shares of common stock at a weighted average price of $10.31 per share. The net proceeds from the ATM were $2.8 million after deducting underwriter commissions of $87,766 and estimated offering expenses of $23,996.
Registered Direct Offering
On April 23, 2020, the Company entered into an engagement letter with ROTH Capital Partners, LLC ("RCP") relating to the Company’s registered direct offering of common stock to select institutional investors. Pursuant to this agreement, the Company agreed to pay RCP a cash fee of 6.5% of the gross proceeds from the offering raised from investors and to reimburse RCP for certain costs incurred in connection therewith.
In addition, on April 23, 2020, the Company and the investors entered into a securities purchase agreement relating to the issuance and sale of an aggregate of 1,764,706 shares of the Company’s common stock. The purchase price per share was $8.50 for aggregate gross proceeds to the Company of approximately $15.0 million. This securities purchase agreement restricted the Company from issuing additional common stock for a period of 75 days from April 27, 2020, subject to certain exceptions.
The net proceeds to the Company from this offering, after deducting the Company’s offering expenses, were approximately $13.9 million.
Public Equity Offering
On June 10, 2020, the Company entered into a placement agency agreement with RCP and Ladenburg Thalmann & Co. Inc. relating to the Company’s public offering of 2,175,000 shares of the Company’s common stock. Pursuant to this agreement, the Company agreed to pay the placement agents a cash fee of 6.5% of the gross proceeds from the offering raised from investors and to reimburse the placement agents for certain costs incurred in connection therewith.
In addition, on June 10, 2020, the Company and certain institutional investors entered into securities purchase agreements relating to the issuance and sale of an aggregate of 2,175,000 shares of the Company’s common stock. The purchase price per share in the Offering was $11.40 for aggregate gross proceeds to the Company of approximately $25.0 million. The securities purchase agreement restricts the Company from issuing additional common stock for a period of 60 days from June 12, 2020, subject to certain exceptions.

The net proceeds to the Company from this offering, after deducting the Company’s offering expenses, were approximately $23.0 million.
Common Stock
As of June 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of any holders of preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through June 30, 2020, no cash dividends had been declared or paid.

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
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, rights and preferences to be set by the Board of Directors. No preferred shares were outstanding as of June 30, 2020.
Stock Reserved for Future Issuance
Shares reserved for future issuance at June 30, 2020 are as follows:

Number of Shares
Common stock reserved for issuance for:
Outstanding stock options	434,248
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	1,528,789
Total common shares reserved for future issuance	2,052,598

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

Further terms and conditions of both programs, the VSOP SB and the VSOP, are substantially similar. The following information is therefore shown aggregated for both programs. The Company accounts for both programs as cash-settled options and classifies their fair value as a liability upon vesting. Vesting of options granted under the VSOP SB and VSOP was contingent upon an exit event. Upon consummation of the Transaction, which occurred on April 12, 2019, all of the awards vested and were settled in cash of $508,000 based on their fair value. The Company also recorded $508,000 in compensation expense related to these stock options in the three and six months ended June 30, 2019.
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which was adopted by the Company’s board of directors (the “Board”) with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock are available for grant under the 2019 Plan. The 2019 Plan includes an evergreen provision that allows for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were automatically increased by 448,634 shares effective April 1, 2020. The 2019 Plan is currently administered by the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
Movements during the year
The following table summarizes stock option activity since January 1, 2020 for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	456,645	$12.57
Granted	25,118	$8.30
Exercised	—	$—
Forfeited or expired	(61,918)	$13.47
Outstanding as of June 30, 2020	419,845	$12.19	8.75	$411,847
Options vested and expected to vest as of June 30, 2020	419,845	$12.19	8.75	$411,847
Options exercisable as of June 30, 2020	101,845	$12.61	7.35	$72,388
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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the six months ended June 30, 2020 was $5.86. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

Six Months Ended June 30,
2020
Risk-free interest rate	1.06%
Expected dividend yield	0%
Expected volatility	84.4%
Expected term of options (years)	5.76
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
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$99	$1,670	$196	$1,670
General and administrative	270	6,361	526	6,361
Total	$369	$8,031	$722	$8,031
As of June 30, 2020, there was $2.1 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 2.79 years. Research and development expense for 2019 includes $1.5 million of stock compensation expense as a result of the settlement of Tranche IV with 4SC AG as explained in Note 5.
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
Shares available for grant under the 2014 Plan totaled 43,311 shares as of June 30, 2020.
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
No expense was recorded for the plans assumed from Vital during the three and six months ended June 30, 2020 and 2019.
The following table summarizes stock option activity since January 1, 2020 for the Plans assumed from Vital:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	14,403	$306.01
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of June 30, 2020	14,403	$306.01	2.09	$—
Options vested and expected to vest as of June 30, 2020	14,403	$306.01	2.09	$—
Options exercisable as of June 30, 2020	14,403	$306.01	2.09	$—
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
The promissory note was paid in full upon the second closing on September 4, 2019, at which time the Company transferred title to the intellectual property and working cell banks as well as its equity interest in VTL China. The Purchaser is not a related party.

10. Related Party Transactions

As previously disclosed, on April 15, 2020, the compensation committee of the Company’s Board of Directors independently reviewed and approved entering into an employment agreement with the Company’s current Chairman of the Board of Directors, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Mr. Nash entered into an Executive Chairman Agreement.

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

11. Subsequent Events
Positive top-line data from Phase 2 EMPhASIS trial of IMU-838 in patients with relapsing-remitting multiple sclerosis (RRMS)
On August 2, 2020, the Company announced positive top-line data from its phase 2 EMPhASIS trial of IMU-838 in patients with relapsing-remitting multiple sclerosis (RRMS). The study achieved all primary and key secondary endpoints, indicating activity in RRMS patients. In particular, the study met its primary endpoint, demonstrating a statistically significant reduction in the cumulative number of combined unique active (CUA) magnetic resonance imaging (MRI) lesions up to week 24 in patients receiving 45mg of IMU-838 once daily, by 62% (p=0.0002), as compared to placebo. The study also met its key secondary endpoint, showing a statistically significant reduction in the cumulative number of CUA MRI lesions for the 30mg once daily dose, by 70% (p<0.0001), as compared to placebo.
First Patients Enrolled in Investigator-Sponsored Phase 2 Clinical Trial of IMU-838 in Combination with Oseltamivir for the Treatment of Patients with Moderate-to-Severe COVID-19
On July 27, 2020 the Company announced enrollment of the first patients in an investigator-sponsored phase 2 clinical trial of IMU-838 for the treatment of patients with coronavirus disease 2019 (COVID-19). The IONIC trial, which is run by sponsor and lead site, University Hospitals Coventry and Warwickshire NHS Trust, is a prospective, randomized, parallel-group, open-label phase 2b study, designed to evaluate efficacy and safety of IMU-838 in combination with the neuraminidase inhibitor, Oseltamivir (TamifluⓇ), in approximately 120 adult patients with moderate-to-severe COVID-19.

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

Forward-Looking Statements
In addition to historical information, this Quarterly Report includes forward-looking statements within the meaning of federal securities laws. Forward-looking statements are subject to certain risks and uncertainties, many of which are beyond our control. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “potential,” “predicts,” or similar expressions and the negatives of those terms.
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

Overview
We are a clinical-stage biopharmaceutical company developing a pipeline of selective oral immunology therapies aimed at treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis, ulcerative colitis, Crohn’s disease and psoriasis. We are developing three small molecule products: lead development program, IMU-838, is a selective immune modulator that inhibits the intracellular metabolism of activated immune cells by blocking the enzyme DHODH and exhibits a host-based antiviral effect; IMU-935 is an inverse agonist of RORgt; and IMU-856 targets the restoration of the intestinal barrier function. IMU-838 is in Phase 2 clinical development for relapsing-remitting multiple sclerosis, ulcerative colitis and COVID-19, with an additional Phase 2 trial considered in Crohn’s disease. An investigator-sponsored proof-of-concept clinical trial for IMU-838 in primary sclerosing cholangitis is ongoing at the Mayo Clinic. IMU-935 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in September 2019. IMU-856 is currently in advanced preclinical testing.
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
Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $79.9 million as of June 30, 2020 and $59.9 million as of December 31, 2019. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through June 30, 2020, we have raised net cash of approximately $112.1 million from private and public offerings of preferred and common stock. As of June 30, 2020, we had cash and cash equivalents of approximately $48.6 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.
Recent Events
Equity Financings
Public Equity Offering
On June 10, 2020, we entered into a placement agency agreement with ROTH Capital Partners, LLC ("RCP") and Ladenburg Thalmann & Co. Inc. relating to our public offering of 2,175,000 shares of our common stock. Pursuant to this agreement, we agreed to pay the placement agents a cash fee of 6.5% of the gross proceeds from the offering raised from investors and to reimburse the placement agents for certain costs incurred in connection therewith.
In addition, on June 10, 2020, we and certain institutional investors entered into securities purchase agreements relating to the issuance and sale of an aggregate of 2,175,000 shares of our common stock. The purchase price per share in this offering was $11.40 for aggregate gross proceeds of approximately $25.0 million. The securities purchase agreements restrict us from issuing additional common stock for a period of 60 days from June 12, 2020, subject to certain exceptions.

The net proceeds to us from this offering, after deducting our offering expenses, were approximately $23.0 million. We intend to use the proceeds to fund the ongoing clinical development of our three small molecule products: IMU-838, IMU-935 and IMU-856, and for other general corporate purposes, including to investigate IMU-838, our lead asset, as a potential oral treatment option for COVID-19.

Registered Direct Offering

On April 23, 2020, we entered into an engagement letter with RCP relating to our registered direct offering of common stock to select institutional investors. Pursuant to this Agreement, we agreed to pay RCP a cash fee of 6.5% of the gross proceeds from the offering raised from investors and to reimburse RCP for certain costs incurred in connection therewith.

In addition, on April 23, 2020, we and certain investors entered into securities purchase agreements relating to the issuance and sale of an aggregate of 1,764,706 shares of our common stock. The purchase price per share in this offering was $8.50 for aggregate gross proceeds of approximately $15.0 million.

The net proceeds to us from this offering, after deducting our offering expenses, were approximately $13.9 million. We intend to use the proceeds to fund the ongoing clinical development of our three small molecule products: IMU-838, IMU-935 and IMU-856, and for other general corporate purposes, including to investigate IMU-838, our lead asset, as a potential oral treatment option for COVID-19.

ATM issuances

In addition to the $568,000 net proceeds through the sale of 78,745 shares during the quarter ended March 31, 2020, we raised net proceeds of $2.2 million through the sale of 205,083 shares of common stock under the ATM during the period from April 1, 2020 through June 30, 2020.

Positive top-line data from Phase 2 EMPhASIS trial of IMU-838 in patients with relapsing-remitting multiple sclerosis (RRMS)
On August 2, 2020, the Company announced positive top-line data from its phase 2 EMPhASIS trial of IMU-838 in patients with relapsing-remitting multiple sclerosis (RRMS). The study achieved all primary and key secondary endpoints, indicating activity in RRMS patients. In particular, the study met its primary endpoint, demonstrating a statistically significant reduction in the cumulative number of combined unique active (CUA) magnetic resonance imaging (MRI) lesions up to week 24 in patients receiving 45mg of IMU-838 once daily, by 62% (p=0.0002), as compared to placebo. The study also met its key secondary endpoint, showing a statistically significant reduction in the cumulative number of CUA MRI lesions for the 30mg once daily dose, by 70% (p<0.0001), as compared to placebo.
First Patients Enrolled in Investigator-Sponsored Phase 2 Clinical Trial of IMU-838 in Combination with Oseltamivir for the Treatment of Patients with Moderate-to-Severe COVID-19
On July 27, 2020 the Company announced enrollment of the first patients in an investigator-sponsored phase 2 clinical trial of IMU-838 for the treatment of patients with coronavirus disease 2019 (COVID-19). The IONIC trial, which is run by sponsor and lead site, University Hospitals Coventry and Warwickshire NHS Trust, is a prospective, randomized, parallel-group, open-label phase 2b study, designed to evaluate efficacy and safety of IMU-838 in combination with the neuraminidase inhibitor, Oseltamivir (TamifluⓇ), in approximately 120 adult patients with moderate-to-severe COVID-19.

Immunic Joins the Russell 3000 Index

At the conclusion of the 2020 Russell indexes annual reconstitution effective June 29, 2020, Immunic joined the Russell 3000® Index. Membership in the US all-cap Russell 3000® Index, which remains in place for one year, means automatic inclusion in the large-cap Russell 1000® Index or small-cap Russell 2000® Index as well as the appropriate growth and value style indexes. FTSE Russell determines membership for its Russell indexes primarily by objective, market-capitalization rankings and style attributes.
Immunic Initiates Phase 2 Clinical Trial of IMU-838 in COVID-19
We announced on April 21, 2020 that our lead asset, IMU-838, a selective oral DHODH inhibitor, has successfully demonstrated preclinical activity against severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). More specifically, IMU-838 was observed to inhibit replication of clinical isolates of SARS-CoV-2 associated with coronavirus disease 2019 (COVID-19). In cellular assays, IMU-838 demonstrated this antiviral activity at concentrations which are well below the blood concentrations associated with IMU-838 dosing regimens studied in ongoing and previous clinical trials. These positive results have encouraged us to prepare a clinical development program for IMU-838 as a potential treatment option for patients with COVID-19 and on June 15, 2020 we announced the first patients dosed in our Phase 2, CALVID-1 clinical trial of IMU-838 in COVID-19. It is a prospective, multicenter, randomized, placebo-controlled, double-blind clinical trial in patients with moderate COVID-19, designed to evaluate efficacy, safety and tolerability of IMU-838. CALVID-1 had received regulatory allowance from the German health authority, BfArM (Bundesinstitut für Arzneimittel und Medizinprodukte), from the U.S. Food and Drug Administration (FDA) and from regulatory authorities in other European countries involved in the study.
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
Since our inception in March 2016, we have spent a total of approximately $60.2 million in research and development expenses through June 30, 2020. These costs primarily include external development expenses and internal personnel expenses for the two development programs, IMU-838 and IMU-935. We have spent the majority of our research and development resources on IMU-838, our lead development program. We initiated a Phase 2 clinical trial in patients with UC in the first quarter of 2018, a Phase 2 clinical trial in patients with RRMS in the first quarter of 2019 and a Phase 2 clinical trial in patients with COVID-19 in the second quarter of 2020. In addition, we are considering the initiation of a Phase 2 clinical trial in patients with CD. An investigator-sponsored proof-of-concept clinical trial for IMU-838 in PSC was initiated at the Mayo Clinic in August 2019. IMU-935 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in September 2019. IMU-856 is currently in advanced preclinical testing.
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
Other Income (Expense), Net
Other income consists primarily of reimbursement of research and development expenses in connection with the Daiichi Sankyo Agreement and a research and development tax incentive related to clinical trials performed in Australia.
Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes our operating expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change
	2020	2019	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$9,987	$6,029	$3,958	66%
General and administrative	2,235	8,978	(6,743)	(75)%
Total operating expenses	12,222	15,007	(2,785)	(19)%
Loss from operations	(12,222)	(15,007)	2,785	(19)%
Total other income	764	293	471	161%
Net loss	$(11,458)	$(14,714)	$3,256	(22)%

Research and development expenses increased by $4.0 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase reflects (i) a $2.2 million increase in external development costs for our lead development program, IMU-838, related to the Phase 2 clinical trials in patients with relapsing-remitting multiple sclerosis, ulcerative colitis and COVID-19, (ii) a $1.0 million increase in drug supply costs related to IMU-838, (iii) a $1.0 million increase in preclinical, drug supply and Phase 1 preparation costs related to IMU-856, (iv) a $1.0 million increase in costs due to drug supply and the start of the Phase 1 trial in September 2019 for our IMU-935 program and (v) $0.3 million of increased employee costs. The increase was partially offset by a contingent payment under the asset purchase agreement with 4SC AG settled in stock valued at $1.5 million at the Transaction in the second quarter of 2019.

General and administrative expenses decreased by $6.7 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease is primarily due to one-time costs related to the Transaction including $6.4 million of stock-based compensation for our executives, key employees and members of the board of directors and $1.2 million in investment banking and legal fees in the second quarter of 2019. The decrease was offset by a $0.9 million increase in personnel and other expenses.

Other income increased by $0.5 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase is primarily attributable to (i) $0.2 million of research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia and (ii) $0.3 million recognized deferred income attributable to reimbursements of research and development expenses in connection with the Daiichi Sankyo Agreement.

Comparison of the Six Months Ended June 30, 2020 and 2019
The following table summarizes our operating expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020		Change
	2020	2019	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$16,421	$9,384	$7,037	75%
General and administrative	4,815	10,285	(5,470)	(53)%
Total operating expenses	$21,236	$19,669	$1,567	8%
Loss from operations	(21,236)	(19,669)	(1,567)	8%
Total other income	1,291	642	649	101%
Net loss	(19,945)	$(19,027)	(918)	5%

Research and development expenses increased by $7.0 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase reflects (i) a $3.2 million increase in external development costs for our lead development program, IMU-838, related to the Phase 2 clinical trials in patients with relapsing-remitting multiple sclerosis, ulcerative colitis and COVID-19, (ii) a $1.2 million increase in drug supply costs related to IMU-838, (iii) $2.2 million of an increase in license fees, preclinical, drug supply and phase 1 preparation costs related to IMU-856, (iv) $1.2 million in costs for drug supply and the start of the Phase 1 trial in September 2019 for our IMU-935 program and (v) $0.7 million of increased employee and other costs. The increase was offset by a contingent payment under the asset purchase agreement with 4SC AG settled in stock valued at $1.5 million at the Transaction in the second quarter of 2019.
General and administrative expenses decreased by $5.5 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease is primarily due to one-time costs related to the Transaction including $6.4 million of stock-based compensation for our executives, key employees and members of the board of directors and $2.1 million in investment banking and legal fees in the first six month of 2019. The decrease was partially offset by (i) a $1.6 million increase in personnel expenses, (ii) $0.8 million of increased legal and consultancy costs and (iii) $0.6 million of increased costs across numerous categories primarily due to becoming a public company and expanding operations into the U.S..

Total other income increased by $0.6 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase is primarily attributable to (i) $0.3 million of research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia and (ii) $0.3 million recognized deferred income attributable to reimbursements of research and development expenses in connection with the Daiichi Sankyo Agreement.

Liquidity and Capital Resources
Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception (2016). We have an accumulated deficit of approximately $79.9 million as of June 30, 2020 and $59.9 million as of December 31, 2019. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through June 30, 2020, we have raised net cash of approximately $112.1 million from private and public offerings of preferred and common stock. As of June 30, 2020, we have cash and cash equivalents of approximately $48.6 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.
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
In the three months ended June 30, 2020, we raised gross proceeds of $2.3 million pursuant to the ATM through the sale of 205,083 shares of common stock at a weighted average price of $11.31 per share. The net proceeds from the ATM were $2.2 million after deducting underwriter commissions of $69,610 and estimated offering expenses of $4,962. At June 30, 2020, there was $31.7 million available under the ATM.
In the six months ended June 30, 2020, we raised gross proceeds of $2.9 million pursuant to the ATM through the sale of 283,828 shares of common stock at a weighted average price of $10.31 per share. The net proceeds from the ATM were $2.8 million after deducting underwriter commissions of $87,766 and estimated offering expenses of $23,996.
Public Equity Offering
On June 10, 2020, we entered into a placement agency agreement with RCP and Ladenburg Thalmann & Co. Inc. relating to our public offering of 2,175,000 shares of our common stock. Pursuant to this agreement, we agreed to pay the placement agents a cash fee of 6.5% of the gross proceeds from the offering raised from investors and to reimburse the placement agents for certain costs incurred in connection therewith.
In addition, on June 10, 2020, we and certain institutional investors named therein entered into securities purchase agreements relating to the issuance and sale of an aggregate of 2,175,000 shares of our common stock. The purchase price per share in the Offering was $11.40 for aggregate gross proceeds to us of approximately $25.0 million. The securities purchase agreement restricts us from issuing additional common stock for a period of 60 days from June 12, 2020, subject to certain exceptions.

The net proceeds to us from this offering, after deducting our offering expenses, were approximately $23.0 million. We intend to use the proceeds to fund the ongoing clinical development of our three small molecule products: IMU-838, IMU-935 and IMU-856, and for other general corporate purposes, including to investigate IMU-838, our lead asset, as a potential oral treatment option for COVID-19.

Registered Direct Offering

On April 23, 2020, we entered into an engagement letter with ROTH Capital Partners, LLC ("RCP") relating to our registered direct offering of common stock to select institutional investors. Pursuant to this Agreement, we agreed to pay RCP a cash fee of 6.5% of the gross proceeds from the offering raised from investors and to reimburse RCP for certain costs incurred in connection therewith.

In addition, on April 23, 2020, we and the investors entered into a securities purchase agreement relating to the issuance and sale of an aggregate of 1,764,706 shares of our common stock. The purchase price per share was $8.50 for aggregate gross proceeds to us of approximately $15.0 million. This securities purchase agreement restricted us from issuing additional common stock for a period of 75 days from April 27, 2020, subject to certain exceptions.

The net proceeds to us from this offering, after deducting our offering expenses, were approximately $13.9 million. We intend to use the proceeds to fund the ongoing clinical development of our three small molecule products: IMU-838, IMU-935 and IMU-856, and for other general corporate purposes, including to investigate IMU-838, our lead asset, as a potential oral treatment option for COVID-19.
We expect to require substantial additional capital to continue and complete our clinical development activities and fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financings will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.
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
As of June 30, 2020, we had approximately $48.6 million in cash and cash equivalents.

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(20,256)	$(16,304)
Investing activities	(59)	9,324
Financing activities	39,780	29,965
Operating activities
During the six months ended June 30, 2020, operating activities used $20.3 million of cash. The use of cash primarily resulted from (i) our net loss of $19.9 million adjusted for non-cash charges of $742,000 related to stock-based compensation and depreciation and amortization and (ii) a $1.1 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2020 consisted primarily of (i) an increase of $1.5 million in other current assets and prepaid expenses primarily due to prepayments related to certain clinical trial and drug supply contracts which was partially offset by (ii) $0.4 million related to an increase in our current liabilities.
During the six months ended June 30, 2019, operating activities used $16.3 million of cash. The use of cash primarily resulted from (i) our net loss of $19.0 million adjusted for non-cash charges of $7.5 million related to stock-based compensation and (ii) a $4.8 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2019 consisted primarily of (i) an increase of $1.9 million in other current assets and prepaid expenses primarily due to prepayments related to certain drug supply contracts, (ii) decreases of $1.4 million in accounts payable and (iii) $1.5 million in accrued expenses primarily attributable to the Transaction with Vital.
Investing activities
Net cash used in investing activities was $59,000 during the six months ended June 30, 2020, which was related to the purchase of property and equipment.
Net cash provided by investing activities of $9.3 million during the six months ended June 30, 2019 consisted primarily of cash acquired through the Transaction of $8.1 million and cash proceeds from the sale of Vital assets of $1.2 million.
Financing Activities
Net cash provided by financing activities was $39.8 million during the six months ended June 30, 2020 consisting of net cash proceeds from the sale of common stock under the ATM and the April 2020 and June 2020 equity offerings.
Net cash provided by financing activities was $30.0 million for the six months ended June 30, 2019 resulting from the sale of our common stock immediately before closing of the Transaction. See Notes 1 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Off-Balance Sheet Arrangements
Through June 30, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Maturities of the operating lease obligations are as follows as of June 30, 2020:

2020	$183
2021	337
2022	337
2023	188
2024	113
2025	56
Total	1,214
Interest	130
PV of obligation	$1,084
As of June 30, 2020, we have non-cancelable contractual obligations under certain agreements related to its development programs IMU-838, IMU-935 and IMU-856 totaling approximately $1.3 million, all of which is expected to be paid in 2020.
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
During the first six months of 2020, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Our significant accounting policies are described in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) our audited consolidated financial statements for the years ended December 31, 2019 and 2018 filed in our Annual Report on Form 10-K on March 16, 2020.
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
We had cash and cash equivalents of $48.6 million as of June 30, 2020, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $3.3 million of these funds are held in German bank accounts that were earning negative interest of 0.5% as of June 30, 2020. Declines or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
Foreign Currency Exchange Risk

Our primary research and development operations are conducted in our facilities in Germany. We have entered and may continue to enter into international agreements, primarily related to our clinical studies. Accordingly, we have exposure to foreign currency exchange rates and fluctuations between the U.S. dollar and foreign currencies, primarily the euro and the Australian dollar, which could adversely affect our financial results, including income and losses as well as assets and liabilities. To date, we have not entered into, and do not have any current plans to enter into, any foreign currency hedging transactions or derivative financial transactions. Our exposure to foreign currency risk will fluctuate in future periods as our research and clinical development activities in Europe and Australia change. We currently maintain approximately 11% of our assets outside of the U.S.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of June 30, 2020, our foreign subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $1.5 million. A decrease of approximately $150,000 in net current assets would result as of June 30, 2020, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2020, would have impacted our net loss by approximately $1.5 million, primarily due to the euro.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In response to the global outbreak of coronavirus and based on preclinical data, we have started and are in the process of conducting an antiviral clinical trial for IMU-838, our lead product candidate and a selective oral DHODH inhibitor. Our clinical development program for IMU-838 as a potential treatment option for patients with COVID-19 is in early stages, we may be unable to recruit the required patients based on limited disease prevalence in the countries in which we are investigating IMU-838 for the treatment of COVID-19, we may not be able to show any activity of IMU-838 in COVID-19, IMU-838 in COVID-19 may not prove to be safe for the treatment of IMU-838, and we may be unable to produce a drug that successfully treats COVID-19 in a timely manner, if at all. We are also committing financial resources and personnel to the development of a drug to target COVID-19, which may cause delays in or otherwise negatively impact our other development programs. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which, our drug, if developed, may not be effective or safe. In addition, another party may be successful in producing a prophylactic vaccine or a more efficacious therapy for COVID-19, which may also lead to the diversion of governmental and quasi-governmental funding away from us and toward other companies and limit the commercial viability of any approved product candidate for the treatment of COVID-19.
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
In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, the European Union and China, have imposed unprecedented restrictions on travel, quarantines and other public health safety measures. The extent to which the pandemic may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted, but the development of clinical supply materials could be delayed and enrollment of patients in our ongoing studies for IMU-838 may be delayed or suspended, as hospitals and clinics in areas where we are conducting trials have shifted resources to cope with the COVID-19 pandemic and may limit access or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we may experience higher discontinuation rates or delays in our clinical studies. Government-imposed quarantines and restrictions may also require us to temporarily terminate our clinical sites. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for our product candidates may be negatively impacted. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the U.S. Food and Drug Administration and other regulatory authorities, which could result in delays of reviews and approvals with respect to our product candidates. We cannot predict the continuing impact of the COVID-19 pandemic as consequences of such an event are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts that have affected and may continue to affect our business, or our clinical studies in general; however, the COVID-19 outbreak may materially disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19, disrupt the marketplace in which we operate, and/or have a material adverse effect on our operations.
Additionally, Phase 1 trials are either ongoing or are planned for drug candidates IMU-935 and IMU-856 to be performed in Australia. Such phase 1 trials are customarily conducted in healthy volunteers who have no potential benefits from participation in such trials. Hence, phase 1 trials usually are subject to more strict evaluation and assessments during pandemic periods. Such phase 1 trials may for that reason be interrupted or delayed.
Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy generally, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. There have been business closures and a substantial reduction in economic activity in countries that have experienced significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy. We cannot currently predict the duration of the pandemic or its impact on global or regional economic activity. The COVID-19 pandemic could materially disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell our securities, continue to slow down the overall economy or curtail consumer spending.

Our recently reported results for the EMPhASIS trial are based on top-line data of the trial and may differ from complete trial results once we evaluate all of the data from the trial.

Our recently reported results for the EMPhASIS trial consist of only top-line data. Top-line data are based on a preliminary analysis of currently available efficacy and safety data, and therefore our recently reported results are subject to change following a comprehensive review of the more extensive data we expect to receive. The top-line data are subject to important assumptions, estimations and calculations, and are based on information currently available to us. We have not received, or had an opportunity to evaluate, all of the data from the EMPhASIS trial. As a result, we may have additional or different conclusions that may qualify the top-line results once the complete data have been received and fully evaluated. If the full data set or conclusions from the full data set differ from the top-line data we reported, our ability to obtain approval for, and commercialize, IMU-838 for RRMS or for other indications may be hindered, which could materially adversely affect our business, financial condition, results of operations and prospects, as well as cause a decline in the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2020, we did not have any sales of unregistered securities.

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

IMMUNIC, INC.

Date: August 3, 2020     By: /s/ Daniel Vitt
 Daniel Vitt
 Chief Executive Officer and President