Form 10-Q/A
period 2020-06-30
IMMUNIC, INC.
filed 2020-08-03
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

IMMUNIC, INC.

AMENDMENT EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) of Immunic, Inc. amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as originally filed with the Securities and Exchange Commission on August 3, 2020 (the “Original Filing”). As a result of a typographical and clerical error, the Section 302 and 906 Certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Filing included incorrect dates. This Form 10-Q/A is being filed solely to include revised Section 302 and 906 Certifications that reference the correct dates.

Because Immunic, Inc. is refiling the Section 302 and 906 Certifications, it is required to refile with this Form 10-Q/A the Original Filing in its entirety as amended by this Form 10-Q/A. Except for the revisions specified in this Explanatory Note, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or otherwise update any disclosures contained in the Original Filing.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	7/17/2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	7/17/2019
4.2	2019 Omnibus Equity Incentive Plan.	S-8	4.2	9/20/2019
10.1	Sales Agreement, dated July 17, 2019, between Immunic, Inc. and SVB Leerink LLC.	8-K	10.1	7/17/2019
10.2	Option and License Agreement, dated September 27, 2018, between Immunic AG and Daiichi Sankyo Company, Ltd.	8-K	10.2	7/17/2019
10.3	Asset Purchase Agreement, dated May 13, 2016, between Immunic AG and 4SC AG.	8-K	10.3	7/17/2019
10.4	Form of Indemnification Agreement.	8-K	10.4	7/17/2019
10.5	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	7/17/2019
10.6	Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	9/5/2019
10.7	Employment Agreement between Dr. Manfred Groeppel and Immunic AG.	8-K	10.6	7/17/2019
10.8	Addendum to Service Agreement between Immunic AG and Dr. Manfred Groeppel.	8-K	10.2	9/5/2019
10.9	Employment Agreement between Sanjay Patel and Immunic, Inc.	8-K	10.1	7/17/2019
10.10	Confidential Severance Agreement and Full and General Release, dated April 17, 2020, between Immunic, Inc. and Sanjay Patel.	8-K	10.1	4/20/2020
10.11	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	4/20/2020
10.12	Letter Agreement, dated April 23, 2020, between Immunic, Inc. and the investors party thereto.	8-K	10.1	4/27/2020
10.13	Form of Securities Purchase Agreement, dated April 23, 2020, between Immunic, Inc. and the investors party thereto.	8-K	10.2	4/27/2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: August 3, 2020     By: /s/ Daniel Vitt
 Daniel Vitt
 Chief Executive Officer and President