Form 10-K
period 2020-12-31
IMMUNIC, INC.
filed 2021-02-26
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2020 was $181.4 million.
On February 19, 2021, 21,168,240 shares of common stock, $0.0001 par value, were outstanding.
Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

Immunic, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

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

PART I
Item 1. Business.

Overview

Immunic, Inc. ("Immunic" or the "Company") is a clinical-stage biopharmaceutical company developing a pipeline of selective oral immunology therapies aimed at treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis ("RRMS"), ulcerative colitis ("UC"), Crohn’s disease ("CD") and psoriasis. Immunic is headquartered in New York with its main operations in Gräfelfing, Germany. Immunic currently has 28 employees.

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

Liquidity and Financial Condition

The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.

Immunic has no products approved for commercial sale and has not generated any revenue from product sales. Immunic has never been profitable and has incurred operating losses in each year since inception (2016). Immunic has an accumulated deficit of approximately $103.9 million as of December 31, 2020 and approximately $59.9 million as of December 31, 2019. Substantially all of Immunic’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through December 31, 2020, Immunic has raised net cash of approximately $216.8 million from private and public offerings of preferred and common stock. As of December 31, 2020, Immunic had cash and cash equivalents of approximately $127.5 million. With these funds, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying audited consolidated financial statements.

Strategy

Immunic is currently pursuing three development programs, all orally available small molecule inhibitors in the clinical development phase. These include the IMU-838 program, which is focused on the development of oral formulations of small molecule inhibitors of the enzyme dihydroorotate dehydrogenase (“DHODH”); the IMU-935 program, which is focused on an inverse agonist of RORγt, an immune cell-specific isoform of retinoic acid receptor-related orphan nuclear receptor gamma (“RORγ”), and the IMU-856 program, which involves the development of a drug targeting the restoration of intestinal barrier function. These product candidates are being developed to address diseases such as RRMS, UC, CD, and psoriasis. In addition to these large markets, these products are also being developed to address certain rare diseases with high unmet medical needs, such as primary sclerosing cholangitis (“PSC”), and Guillain-Barré syndrome (“GBS”). Immunic is also investigating IMU-838 as a potential treatment option for coronavirus disease 2019 (“COVID-19”).

The following table summarizes the potential indications, clinical targets and clinical development status of Immunic’s three product candidates:

Immunic expects to continue to lead most of its research and development activities from its Gräfelfing, Germany location, where its dedicated scientific, regulatory, clinical and medical teams conduct their activities. Due to these teams' key relationships with local and international service providers, Immunic anticipates that this will result in timely, cost-effective execution of Immunic’s development programs. In addition, Immunic is using its subsidiary in Melbourne, Australia to expedite the early clinical trials for IMU-935 and IMU-856. Immunic's subsidiary also conducts preclinical work in Halle/Saale, through a collaboration with the Fraunhofer Institute.

Key Status Updates

IMU-838

Phase 2 Trial of IMU-838 in RRMS (EMPhASIS Trial)

On August 2, 2020, Immunic announced positive top-line data from its Phase 2 EMPhASIS trial of IMU-838 in patients with RRMS. The trial achieved statistical significance on all primary and key secondary endpoints, indicating activity in RRMS patients. In particular, the study met its primary endpoint, demonstrating a statistically significant reduction in the cumulative number of combined unique active ("CUA") magnetic resonance imaging ("MRI") lesions up to week 24 in patients receiving 45 mg of IMU-838 once daily, by 62% (p=0.0002), as compared to placebo. The study also met its key secondary endpoint, showing a statistically significant reduction in the cumulative number of CUA MRI lesions for the 30 mg once daily dose by

70% (p<0.0001), as compared to placebo. On September 11, 2020, the Company published the full unblinded clinical data set from its Phase 2 EMPhASIS trial of IMU-838 in patients with RRMS. The data confirmed and expanded on the previously announced top-line results.

Given the relative equal performance of the two doses tested and to allow for pharmacodynamic modeling of the dose-response relationship, data from a lower dose in the effective dose range would be beneficial to complete a dose-effect assessment of IMU-838 in RRMS. For this reason, Immunic has started an additional, small Cohort 2 sub-trial to obtain exploratory data on the expanded dose response of IMU‑838, as previously announced. This additional, double-blind assessment includes a cohort of approximately 60 patients who receive 10 mg/day of IMU-838 or placebo for 24 weeks. An unblinded interim analysis of selected MRI data is planned after all Cohort 2 patients have completed week 12 MRI assessments. This additional study cohort is already fully enrolled and the Company expects the 12-week data to be available at the end of March or in early April 2021.

Immunic intends to submit formal end-of-Phase 2 meeting requests to discuss the proposed Phase 3 program with major regulatory authorities around the end of the first quarter of 2021. The outcome of the end-of-Phase 2 meetings are expected to be available in or about May 2021. Based on the Phase 2 results in RRMS and if approved for commercial use by regulatory agencies, Immunic believes that IMU-838 has the potential to be a best-in-class oral drug with a unique balance between robust efficacy and favorable safety profile for patients with early Multiple Sclerosis (“MS”). The mechanism of action of IMU-838 (inhibition of the enzyme DHODH) represents a proven target for drug development, with other DHODH inhibitors (e.g., Aubagio®, Sanofi) available commercially for the treatment of conditions such as RRMS.

Envisaged Phase 3 Program of IMU-838 in RRMS

As previously announced, in parallel to the preparation and execution of the regulatory discussions, Immunic is currently performing formal feasibility activities for a Phase 3 program of IMU-838 in RRMS, including country and site selection, as well as other preparatory activities. For this purpose and after a comprehensive selection process, a global contract research organization ("CRO") focused on regions of particular interest and with broad experience in MS trials was formally engaged. This will help ensure that a potential Phase 3 program can be executed efficiently following regulatory advice. The Company also believes that this feasibility assessment will help ensure an expeditious execution of the development strategy for IMU-838. Immunic intends to maintain a competitive selection process for a clinical CRO to conduct the potential Phase 3 program.

Immunic plans to announce details on the design of the envisaged Phase 3 program in RRMS after its end-of-Phase 2 meetings with the regulatory authorities. The Phase 3 program is currently expected to start in the second half of 2021.

Phase 2 Trial of IMU-838 in UC (CALDOSE-1 Trial)

The trial is ongoing and enrolling patients. Recruitment is expected to be completed in the second half of 2021 and top-line data of the induction phase is expected to be available in the first half of 2022, as previously announced.

Phase 2 Trial of IMU-838 in Moderate COVID-19 (CALVID-1 Trial)

On February 17, 2021, Immunic announced that IMU-838 has shown evidence of clinical activity in hospitalized patients with moderate COVID-19. This planned main analysis of the Company’s Phase 2 CALVID-1 trial was based on data from 204 randomized patients and included top-line clinical efficacy, safety, disease marker, and virology data. Although no formal statistical analysis was pre-specified for this main analysis, endpoints were analyzed descriptively. A final analysis of the complete randomized patient population of 223, which will comprise data on all endpoints, including subgroup and sensitivity analyses, is expected to be available in the second quarter of 2021.

While primary and key secondary endpoints of the trial were not evaluable due to the very low rates of serious complications in the population of hospitalized patients with moderate COVID-19, the data did show clinical activity of IMU-838 based on multiple secondary endpoints, including clinically meaningful improvements in time to clinical recovery and time to clinical improvement. In addition, high-risk patients and patients over 65 years of age experienced a more substantial treatment effect of IMU-838. An anti-viral effect of IMU-838 on SARS-CoV-2 was observed by viral titers at the end of the treatment period (day 14) and at the end of the study (day 28). A robust anti-inflammatory effect was also observed, based on a more effective reduction of C-reactive protein (“CRP”) in IMU-838 treated patients, as compared to placebo. A more effective reduction of D-dimer, a well-known prognostic disease marker for COVID-19, was observed in IMU-838 treated patients, as compared to placebo. Initial data from a post hoc analysis of “Long COVID” symptoms, the frequently remaining symptoms of

COVID-19 after elimination of the virus, indicated that IMU-838 may have the potential to contribute to the prevention of long-term fatigue. Finally, IMU-838 was found to be safe and well-tolerated in hospitalized patients with moderate COVID-19.

Phase 2 Trial of IMU-838 in Primary Sclerosing Cholangitis (“PSC”)

On February 18, 2021, Immunic announced positive top-line data from its investigator-sponsored proof-of-concept clinical trial of IMU-838 in PSC, which was conducted at Mayo Clinic in Arizona and Minnesota, both of which are tertiary referral centers for PSC patients. As previously announced, due to the COVID-19 pandemic, only 18 of the targeted 30 patients were enrolled in the study (intent-to-treat population, “ITT”), of whom only 11 patients completed the full IMU-838 treatment course and were evaluable over the 24-week treatment period (per-protocol population, “PP”).

The PP population experienced a statistically significant decrease in serum alkaline phosphatase (“ALP”) levels (p=0.041) after 24 weeks of treatment using 30 mg IMU-838 once daily, as compared to baseline. A consistent individual pattern of a stable decrease in ALP values was observed in the PP population between baseline and week 24, without any single patient showing an increase of more than 20% of ALP. As per definition of the primary objective of the study, 27.3% of the patients in the PP population had a clinically relevant reduction of serum ALP higher than 25% at week 24, without an increase in liver biochemistry of more than 33%, as compared to baseline. Regarding the secondary objectives of the study, no changes in aspartate aminotransferase (“AST”), alanine aminotransferase (“ALT”), or total, direct or indirect bilirubin were observed in the ITT or PP populations, as compared to baseline. In addition, despite the limited scope of the data, encouraging results were observed regarding symptoms of inflammatory bowel disease (“IBD”), a common comorbidity for PSC patients, and patient assessments of health-related quality of life. The study also found that IMU-838 is a safe and well-tolerated oral drug for PSC patients and treatment-emergent adverse events were rare and generally mild.

During the COVID-19 pandemic, recruitment for this study was hampered, as patients with PSC are at a high risk of COVID-19 infections and were advised to avoid travel and unnecessary social contacts such as those required to participate in a clinical trial. Together with the investigators, Immunic determined to readout data of the 18 patients who were enrolled prior to the COVID-19 pandemic. The ongoing pandemic situation also triggered the principal investigator’s decision to terminate the study in late 2020, before the intended recruitment goal of 30 patients was reached.

IMU-935

Immunic’s second drug candidate, IMU-935, has the potential to be a highly potent and selective inverse agonist of a transcription factor called RORγt with additional activity on DHODH. Immunic believes that the nuclear receptor RORγt is the main driver for the differentiation of T helper 17 (“Th17”) cells and the expression of various cytokines involved in various inflammatory and autoimmune diseases. Immunic believes this target is an attractive alternative to approved antibodies for targets such as interleukin-23 ("IL-23"), IL-17 receptor and IL-17A as well as IL-17F cytokine directly. Immunic has observed strong cytokine inhibition targeting both Th1 and Th17 responses in preclinical testing, as well as indications of activity in animal models for psoriasis and IBD. Preclinical experiments indicated that, while leading to a potent inhibition of Th17 differentiation and cytokine secretion, IMU-935 did not affect thymocyte maturation, one of the physiological functions of RORγt, and therefore reduces the risk for thymoma development in patients. Based on these preclinical data, Immunic believes that IMU-935 has potential to be a best-in-class therapy for various autoimmune diseases and beyond.

A clinical Phase 1 trial exploring safety, pharmacodynamics and pharmacokinetics of IMU-935 is currently ongoing and progressing. Subsequent to the ongoing single and multiple ascending dose parts of the trial in healthy volunteers, Immunic plans to extend this trial to assess safety and exploratory disease endpoints in patients with psoriasis. Upon completion of at least the first two cohorts of the multiple ascending dose portion in healthy volunteers, the Company anticipates that it may also begin a Phase 2a proof-of-concept clinical trial of IMU-935 in an orphan autoimmune indication. After a thorough review of suitable autoimmune conditions, Immunic has prioritized GBS as additional indication for IMU-935, as previously announced.

IMU-856

Immunic’s third program, IMU-856, which Immunic believes to be novel and highly innovative, is an orally available, small molecule modulator that targets a protein which serves as a transcriptional regulator of intestinal barrier function. Immunic has not yet disclosed the molecular target for IMU-856. Based on preclinical data, Immunic believes this compound represents a new and potentially disruptive treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function in patients suffering from diseases like IBD, diarrhea-predominant irritable bowel syndrome (“IBS-D”), immune checkpoint inhibitor (“ICI”)-induced colitis, and other intestinal barrier function associated diseases. Immunic believes that because IMU-856 avoids suppression of the immune functions, it should therefore maintain immune surveillance for patients.

On August 20, 2020, Immunic announced dosing of the first healthy volunteer in a clinical Phase 1 trial of IMU-856. Immunic Australia Pty Ltd. received clearance from the Bellberry Human Research Ethics Committee in Australia to begin a Phase 1 trial of IMU-856 under the Clinical Trial Notification scheme of the Australian Therapeutic Goods Administration. The clinical Phase 1 trial is ongoing and progressing. The trial includes single and multiple ascending dose parts in healthy volunteers to assess safety, pharmacodynamics and pharmacokinetics of IMU-856. Subsequently, Immunic plans to extend this trial to assess biomarkers, disease symptoms, safety and drug trough levels in patients with several conditions involving an impaired bowel barrier function.

Product Acquisition History

Immunic’s wholly-owned subsidiary Immunic AG acquired IMU-838 and IMU-935 in September 2016 from 4SC AG (hereinafter, 4SC), a publicly traded company based in Planegg-Martinsried, Germany, through asset acquisitions. As part of the transaction, 4SC is entitled to receive a royalty on net sales if products originating from these acquisitions achieve market approval. Immunic’s rights to IMU-856 are secured pursuant to an option and license agreement (the “Daiichi Sankyo Option”) with Daiichi Sankyo Co., Ltd. (hereinafter, "Daiichi Sankyo") in Tokyo, Japan. On January 5, 2020, Immunic AG exercised its option under the Daiichi Sankyo Option and acquired the exclusive global rights to commercialize IMU-856. The license also grants Immunic AG the rights to Daiichi Sankyo’s patent application related to IMU-856. Going forward, Daiichi Sankyo is eligible to receive future development, regulatory and sales milestone payments, as well as royalties related to IMU-856. Financial terms of the agreement have not been disclosed.

Leadership

Immunic is led by a team of dedicated and committed experienced professionals with an entrepreneurial spirit and track record of successful licensing transactions in the healthcare industry worldwide (EU, the United States and Asia). The team brings together several decades of leadership experience in the pharmaceutical industry with a strong scientific background and sound knowledge in drug discovery, product development, chemistry, manufacturing and controls processes, intellectual property, clinical trial design, health economics and market access, merger and acquisitions, capital markets, corporate finance, business development, regulatory affairs and project valuation. Immunic’s team members are inventors on project-related patents and have successfully published project-related scientific publications.

Product Candidates

IMU-838

IMU-838 is a small molecule investigational drug (vidofludimus calcium) under development as an oral tablet formulation for the treatment of RRMS, IBD and other chronic inflammatory and autoimmune diseases. By inhibiting DHODH, a key enzyme of pyrimidine de novo biosynthesis, highly metabolically activated T and B immune cells experience metabolic stress, which leads to a modulation of their activity and function. Thereby, pro-inflammatory cytokines such as interferon gamma (“IFNγ”), tumor necrosis factor alpha (“TNFα”), IL-17A and IL-17F, produced by activated Th1 and Th17 cells, which represent subtypes of so-called T helper cells, are repressed and thereby reduce the inflammation associated with IBD, MS and other chronic inflammatory diseases. In preclinical studies of vidofludimus, the active ingredient of IMU-838, apoptosis (or programmed cell death) was induced in activated T cells, which Immunic believes may also play a crucial role in the activity of the drug in IBD by further dampening the inflammatory response. Immunic believes that a key advantage of DHODH inhibition, in general, is that the sensitivity of specific immune cells to DHODH inhibition correlates with their intracellular metabolic activation state, and therefore may not negatively impact “normal” immune and bone marrow cells. In animal studies of IMU-838, animals treated with large doses of the active moiety of IMU-838 were shown to lack detrimental effects on bone marrow, supporting the lack of an unspecific anti-proliferative effect regularly seen with many traditional immunomodulators.

Based on the selectivity toward metabolically activated cells (with a high need for ribonucleic acid and deoxyribonucleic acid production), DHODH inhibition also leads to a direct antiviral effect, which has been observed in various virus infected cells, such as hepatitis C virus infections, cytomegalovirus infections and even hemorrhagic fever-causing viruses, such as Arena virus infections. Treatment with IMU-838 may avoid virus reactivation, one of the major drawbacks of the long-term use of traditional immunomodulators in IBD patients.

Efficacy of vidofludimus, the active moiety and free acid form of IMU-838, has been observed in several animal disease models for IBD, as well as systemic lupus erythematosus and transplant rejection. Previous filings by Immunic with the SEC have summarized the development history of vidofludimus and the previous amorphous formulation of the free acid form of vidofludimus. After the consummation of the asset acquisition from 4SC, Immunic developed and filed a patent application for a new specific polymorph of the calcium salt formulation of vidofludimus, IMU-838, which Immunic believes exhibits improved physicochemical and pharmacokinetic properties. In 2017, Immunic completed two Phase 1 studies of single or repeated once-daily doses of IMU-838 in healthy volunteers, where Immunic observed results supporting tolerability of repeated daily dosing of up to 50 mg of IMU-838.

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

According to Wallin et al. (2019), MS affects more than 700,000 people in the United States, and more than 2.2 million people worldwide. The disease has a large economic impact as it affects mainly young adults in the prime working age, peaking around 30 years old, although MS can occur in children and in adults. MS is at least two to three times more common in women than in men. MS affects twice as many women and men in certain age cohorts and is more common in areas inhabited by people of northern European ancestry, such as Europe, the United States, Canada, New Zealand and parts of Australia.

Current Treatment Options

There are currently two main treatment types available for RRMS. Some therapies, such as short-term corticosteroid medications, are used for treating relapses of MS symptoms. Other approaches are used as long-term treatments to reduce the number of relapses and prevent disability progression. The latter are referred to as disease-modifying therapies. Immunic intends to develop IMU-838 as a disease-modifying therapy for RRMS.

The main first-line treatment options for RRMS patients are beta interferons (either as interferon beta-1a or interferon beta-1b) or glatiramer acetate, all of which are given by injection. For patients requiring more advanced treatment options, there are several oral medications, such as dimethyl fumarate, fingolimod, siponimod, teriflunomide, ozanimod or cladribine, and biologics, such as natalizumab, ocrelizumab, ofatumumab or alemtuzumab, approved for commercial use in MS in various countries. In addition, some of these drugs, such as fingolimod, already have generic versions available in some countries and other drugs will become generic in the next years.

There is no specific guidance on which therapies or medications are used in which sequence of the MS disease course. Typically, treatments are escalated over time, considering:

•Persistent high MS disease activity under treatment with base medications (relapse(s), disability worsening, MRI lesions),
•Risks of long-term immunosuppression,
•Patient preferences or risks perceptions, and
•Safety/tolerability aspects.

Despite many therapies approved and nearing approval for relapsing forms of MS, many opportunities remain for a safe, oral, well-tolerated, robust anti-inflammatory, with neuroprotective properties beyond what would be expected by reducing inflammation. DHODH inhibitors have already shown a particular advantage in the inhibition of disability worsening.

Competition

Currently, only a few new oral treatment options for RRMS patients are in advanced clinical development, the most advanced being a Bruton's tyrosine kinase (“BTK”) inhibitor developed by Sanofi. This BTK inhibitor (SAR442168) is an oral, brain-penetrant, selective small molecule that met both the primary and secondary endpoints in a Phase 2b trial evaluating efficacy and safety in participants with relapsing forms of MS. It significantly reduced disease activity associated with MS, as measured by MRI. Sanofi has now initiated a global, randomized, double-blind efficacy and safety trial comparing SAR442168 to teriflunomide in 900 participants with relapsing forms of MS. The trial will assess efficacy of daily SAR442168 treatment, as compared to a daily dose of 14 mg teriflunomide measured by annualized adjudicated relapse rate (“ARR”) in participants with relapsing forms of MS. Secondary objectives will assess efficacy of SAR442168, as compared to teriflunomide, on disability progression, MRI lesions, cognitive performance and quality of life. Evobrutinib, a BTK inhibitor developed by EMD Serono, and BIIB091, a BTK inhibitor developed by Biogen, are currently in phase 2 clinical development. In addition, Roche is developing fenebrutinib in a phase 3 program for RRMS and primary progressive MS in clinical Phase 3.

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

Depending on the results of future clinical trials, Immunic believes that IMU-838 has the potential to demonstrate medically important advantages compared with other treatments, particularly for the early treatment of RRMS patients, due to its placebo like safety profile and its robust anti-inflammatory and neuroprotective properties. IMU-838 could provide RRMS patients with a distinctive combination of robust efficacy and favorable safety and tolerability including the following properties:

•A robust MRI lesion suppression of IMU-838 compares favorably to other first-line and oral base medications commercially available in RRMS.
•A very low discontinuation rate for IMU-838-treated RRMS patients, substantially below placebo, indicates an encouraging combination of tolerability and efficacy.
•The absence of hepatotoxicity signals and other relevant adverse events leading to discontinuations distinguishes IMU-838 well from other oral RRMS treatments.
•A robust decrease in serum neurofilament light chain, a biomarker for axonal damage, was observed for IMU-838 and provides evidence of IMU-838’s potential neuroprotective activity.

Current Development Plan and Ongoing Studies

Phase 2 Trial of IMU-838 in RRMS (EMPhASIS Trial)

Immunic is developing IMU-838 for use in RRMS. The clinical Phase 2 trial design in RRMS is based on well-established MRI endpoints (i.e., the difference between the two dose groups of 30 mg/day and 45 mg/day of IMU-838 and placebo in the cumulative number of combined unique active MRI lesions up to week 24). Immunic has not obtained formal regulatory advice for the Phase 2 study of IMU-838 in RRMS. Further information regarding Immunic’s RRMS study can be found on ClinicalTrials.gov under the identifier NCT03846219.

On August 2, 2020, Immunic announced positive top-line data from its Phase 2 EMPhASIS trial of IMU-838 in patients with RRMS. The study achieved statistical significance on all primary and key secondary endpoints, indicating activity in RRMS patients. In particular, the study met its primary endpoint, demonstrating a statistically significant reduction in the cumulative number of CUA MRI lesions up to week 24 in patients receiving 45 mg of IMU-838 once daily, by 62% (p=0.0002), as compared to placebo. The study also met its key secondary endpoint, showing a statistically significant reduction in the cumulative number of CUA MRI lesions for the 30 mg once daily dose by 70% (p<0.0001), as compared to placebo. On

September 11, 2020, the Company published the full unblinded clinical data set from its Phase 2 EMPhASIS trial of IMU-838 in patients with RRMS. The data confirmed and expanded on the previously announced top-line results.

Activities Relating to the Preparation of a Phase 3 Program of IMU-838 in RRMS

Phase 2 Trial of IMU-838 in RRMS (EMPhASIS Trial) and Related Activities

The results of the Phase 2 trial of IMU-838 in RRMS were publicized on August 2, 2020 and September 11, 2020. Based on these results, 30 and 45 mg/day doses of IMU-838 appear to be equally safe and efficacious in patients with RRMS. Based on established regulatory guidance that the lowest effective dose should be considered for future clinical trials, Immunic may propose the dose of 30 mg/day of IMU-838 for investigation in a Phase 3 program. Currently, the Company considers this to be the most likely conclusion based on the Phase 2 data of IMU-838 in RRMS.

Given the relative equal performance of the two doses tested and to allow for pharmacodynamic modeling of the dose-response relationship, data from a lower dose in the effective dose range would be beneficial to complete a dose-effect assessment of IMU-838 in RRMS. For this reason, Immunic has started an additional, small Cohort 2 sub-trial to obtain exploratory data on the expanded dose response of IMU‑838, as previously announced. This additional, double-blind assessment includes a cohort of approximately 60 patients who receive 10 mg/day of IMU-838 or placebo for 24 weeks. The still-active sites of the Phase 2 trial of IMU-838 in RRMS continue to be used and, as a result, Immunic currently expects that this assessment can be executed in an accelerated fashion.

The results of this additional, small patient cohort are not expected to change any conclusions for dosing of IMU-838 in a future Phase 3 program. Rather, they are expected to provide additional data to address any potential regulatory requests for pharmacodynamic modeling of the dose-response relationship in the context of the design of a Phase 3 program. An unblinded interim analysis of selected MRI data is planned after all Cohort 2 patients have completed week 12 MRI assessments. In the main analysis done for this trial in August and September 2020, a recognizable reduction of the number of CUA and gadolinium-enhancing lesions by IMU-838, as compared to placebo, was already observed at week 12. This additional interim analysis will, therefore, provide a beneficial assessment of the dose-response of the 10 mg/day of IMU-838 dose and may facilitate expeditious regulatory review for the execution of a Phase 3 program. This additional study cohort is already fully enrolled and the Company expects the 12-week data to be available at the end of March or in early April 2021.

Immunic believes that the foregoing strategy for IMU-838 in RRMS will enable risk reduction for end-of-Phase 2 discussions with regulatory agencies. The Company currently does not expect any significant delays for the start of a Phase 3 program.

Preparation for End-of-Phase 2 Discussions with Regulatory Agencies

In addition to providing data from Phase 2 trials, Immunic must also conduct end-of-Phase 2 discussions with regulatory agencies and provide the opportunity to discuss the necessary aspects of a Phase 3 program. Immunic intends to submit formal end-of-Phase 2 meeting requests to discuss the proposed Phase 3 program with major regulatory authorities around the end of the first quarter of 2021. The outcome of the end-of-Phase 2 meetings are expected to be available in or about May 2021.

The execution of clinical Phase 3 trials usually requires the use of a commercial formulation of the investigational drug manufactured at commercially usable quantities. Immunic has developed and manufactured a roller compactor formulation of IMU-838 which would allow commercially usable production batches. An experimental Phase 1 bioequivalence study between the previous wet granulation and the new roller compactor version of IMU-838 has completed the experimental phase and the evaluation of the results is currently ongoing.

In addition, a confirmatory relative bioavailability and food effect study is currently being prepared. The results will further characterize the roller compactor formulation of IMU-838 in preparation for a Phase 3 program. Additional investigations regarding metabolite characterization, metabolic modeling and potential drug-drug interactions, as well as other activities relating to clinical pharmacology are also being finalized at this time in anticipation for presentation to regulatory authorities.

Immunic is currently working with clinical advisors to propose a pediatric development plan for IMU-838 in RRMS in the near future.

Envisaged Phase 3 Program of IMU-838 in RRMS

As previously announced, in parallel to the preparation and execution of the regulatory discussions, Immunic is currently performing formal feasibility activities for a Phase 3 program of IMU-838 in RRMS, including country and site selection, as well as other preparatory activities. For this purpose and after a comprehensive selection process, a global CRO focused on regions of particular interest and with broad experience in multiple sclerosis trials was formally engaged. This will help ensure that a potential Phase 3 program can be executed efficiently following regulatory advice. The Company also believes that this feasibility assessment will help ensure an expeditious execution of the development strategy for IMU-838. Immunic intends to maintain a competitive selection process for a clinical CRO to conduct the potential Phase 3 program.

Immunic plans to announce details on the design of the envisaged Phase 3 program in RRMS after its end-of-Phase 2 meetings with the regulatory authorities. The Company currently expects the Phase 3 program to start in the second half of 2021.

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

UC is most commonly diagnosed in late adolescence or early adulthood, but it can occur at any age. The occurrence of UC worldwide has increased over the past few years, particularly in Latin America, Asia and Eastern Europe (Burisch et al. 2015). Recent estimates note that there are more than 700,000 patients affected by UC in the United States, as well as 1.5 million in Europe (Understanding Ulcerative Colitis, available at https://www.crohnsandcolitis.com/ulcerative-colitis (last accessed July 16, 2019); Burisch et al. 2013) and more than 100,000 in Canada (Rocchi et al. 2012). UC is almost equally distributed between genders (Kappelman et al. 2007).

Current Treatment Options

The severity and extent of UC are characterized based on clinical and endoscopic findings. The treatment approach often depends on disease severity and typically follows a stepwise treatment regimen. Patients with mild disease may initially receive aminosalicylates or non-systemic steroids such as budesonide. Patients with moderate to severe disease activity may receive traditional immunomodulators (such as azathioprine or 6-mercaptopurine), steroids (such as prednisone) or selective immunomodulators (such as tofacitinib). If patients fail to respond to these therapies, treatment may be escalated to the use of biologics. The most common category of biologics used to treat UC includes TNFα antibody drugs, such as infliximab or adalimumab. New biologic options are alpha-4-beta-7 (α4ß7) integrin-specific antibodies, such as vedolizumab and anti-IL-12/IL-23 antibodies, such as ustekinumab. All biologics currently used to treat UC are injectables. Biologics are usually the most expensive treatment option and reserved for patients who have failed other therapies.

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

Competition

Currently, there are several new oral treatment options for UC patients in advanced clinical development or in regulatory review. Most of them fall into one of the following two categories: S1P agonists, such as ozanimod or etrasimod, or JAK inhibitors, such as upadacitinib or filgotinib. Some of these drug candidates may be approved by regulatory authorities for commercial use before IMU-838 may receive approval. However, depending on the results of future clinical trials, Immunic believes that IMU-838 has the potential to demonstrate medically important advantages compared with other treatments, particularly for long-term therapy in UC patients, due to the selectivity of DHODH targeting of metabolically activated lymphocytes, the absence of general detrimental effects on bone marrow and the direct antiviral activity.

Tofacitinib, marketed as Xeljanz by Pfizer, is a first-in-class inhibitor of kinases called JAK kinases. Tofacitinib is particularly active on the isoform JAK3. Based on two Phase 3 trials, tofacitinib was approved in 2018 in the United States and Europe for the treatment of UC.

Since IBD is still a substantially underserved market, several innovative late-stage projects are currently in Phase 2 and Phase 3 testing in patients with UC and/or CD.

•Filgotinib: A JAK1 inhibitor developed by Gilead and Galapagos which delivered promising Phase 2 data in a clinical trial in UC. However, filgotinib led to a substantial number of herpes zoster virus reactivations in patients, which may have a negative impact on the number of patients treated with this drug, if it is approved in the future. Additional side effects are reported to have occurred during preclinical development.
•Ozanimod: A S1P1 receptor agonist which was developed by Receptos and acquired by Celgene in a $7.2 billion acquisition. Ozanimod is approved for use in RRMS and is currently being tested for UC and CD.
•Upadacitinib: A JAK1 kinase inhibitor developed by AbbVie which delivered promising clinical Phase 2 data in patients with UC. In February of 2019, AbbVie initiated a Phase 3 study and is currently actively recruiting patients. As was the case with filgotinib, upadacitinib has also demonstrated reactivation of viruses such as herpes zoster in clinical trials.

Further relevant immuno-modulators are in late-stage development for UC and CD. These include S1P targeting drugs and JAK/TYK2 inhibitors. Immunic is not aware of other DHODH inhibitors currently in development for IBD. Immunic believes that the only approved DHODH inhibitor, Aubagio®, and its predecessor molecule Arava®, are unlikely to be successful for IBD due to its side effect profile, which includes diarrhea.

Clinical Development Plan and Ongoing/Planned Clinical Studies

Immunic has prepared a clinical development plan for IBD, including UC, in collaboration with a group of well-known and experienced physicians from North America and Europe. Immunic also sought regulatory advice on its development program from the U.S. Food and Drug Administration (“FDA”), and the Bundesinstitut für Arzneimittel und Medizinprodukte (“BfArM”), before commencing its development program.

Phase 2 Trial of IMU-838 in UC (CALDOSE-1 Trial)

The CALDOSE-1 trial is a Phase 2b, dose-finding, multicenter, double-blind, placebo-controlled study including a blinded induction and maintenance phase, with double randomization (initial randomization for induction and second randomization for maintenance). The study also includes an option for an open-label treatment extension for patients discontinuing from or completing blinded treatment. The primary endpoint of the study consists of a patient-reported outcome and an endoscopy-assessed outcome, both to be evaluated following ten weeks of induction treatment comparing IMU-838 to placebo. Immunic has an active Investigational New Drug (“IND”) application for IMU-838 in UC with the FDA. Further information regarding Immunic’s UC study can be found on ClinicalTrials.gov under the identifier NCT03341962.

CALDOSE-1 is being conducted in more than 100 study centers throughout 14 countries, including the United States and countries in Western, Central and Eastern Europe. Enrollment in the study includes a central, blinded and independent assessment of endoscopy at screening to confirm patient eligibility. Immunic believes that it has taken prudent steps to ensure that the study is conducted in a manner that is consistent with the study protocol in all countries in which the study is being conducted, even though such countries have varying healthcare systems and practices.

A total of approximately 240 patients are planned to be randomized in CALDOSE-1. The first patient was enrolled in April 2018. Although the recruitment of this trial has continued during the COVID-19 pandemic, the pandemic has affected, among other things, access to endoscopy sites or hospitals in some countries, which has interfered with recruitment speed, new site activations and clinical site access. As a result, recruitment is expected to be completed in the second half of 2021 and top-line data of the induction phase is expected to be available in the first half of 2022, as previously announced.

Under an agreement between Immunic and the FDA, reached during the company’s pre-IND meeting in 2017, the UC Phase 2b trial was designed to begin enrollment with three active dosing arms of 10 mg, 30 mg and 45 mg, respectively, in addition to a placebo arm. At the end of August 2019, an interim dosing analysis was performed by an unblinded and independent data review committee, which has concluded that the lowest dose of 10 mg appeared not to be likely ineffective, the highest dose of 45 mg was not intolerable, and no safety signal was identified for any of the trial’s three doses of IMU-838. The data review committee has not shared with the company any of the unblinded data underlying these conclusions, and the study remains blinded to the company, the investigators and the enrolled patients. The interim dosing analysis was not designed to be a futility analysis nor was the primary endpoint or any other endpoint of the study tested statistically. As a result of these findings, the trial’s steering committee has recommended continuation of all three dosing arms, which recommendation was implemented by Immunic. Expansion of IMU-838’s potentially effective dose range required continuation of all three dose groups and increased the overall number of patients expected to be included in the ongoing trial from a previously anticipated 195 patients, to a total of approximately 240 anticipated patients.

Indication: Crohn’s Disease

Diagnosis and Prevalence

CD is an idiopathic chronic inflammatory disease of unknown etiology with genetic, immunologic and environmental influences. Like UC, it is one of the major diseases that are generally characterized as IBD. Both UC and CD are caused by chronic inflammation in the gastrointestinal ("GI") tract, but CD can involve the entire GI tract, from the mouth to the anus (but it most commonly involves both the large and small intestines), whereas UC is restricted to the colon and rectum. Distinguishing CD from UC can be challenging when inflammation is confined to the colon. CD typically involves all layers of the bowel wall, thereby causing complications such as abscesses, strictures and fistulas that regularly require surgical intervention.

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

Competition

Leflunomide is used off-label in patients with CD and has shown an initial suggestion of the value of DHODH inhibition in this patient population (Holtmann, et al 2008, Prajapati, et al 2003). In two small investigator trials of leflunomide in CD patients, investigators observed DHODH inhibitor activity in the treatment of moderate to severe CD in patients who have failed or are intolerant to traditional immunomodulator therapy. However, the side effect profile of leflunomide included diarrhea. The prescribing information for teriflunomide, leflunomide’s active metabolite, lists a 15-18% rate of diarrhea, which makes it one of the most prevalent side effects of this DHODH inhibitor. Immunic believes that despite the findings of efficacy for leflunomide in the investigator trials in CD patients, the side effect profile makes it unlikely that this type of DHODH inhibitor can be developed in the indication of IBD, and particularly in CD.

Current Development Plan and Ongoing Studies

Immunic is considering its development strategy for IMU-838 for the treatment of CD. During the previously noted discussions with the FDA regarding the Company’s UC trial, Immunic and the FDA reached agreement that a clinical trial of IMU-838 in CD could commence when the interim dosing analysis for the Phase 2b CALDOSE-1 trial in UC has been completed. This would allow Immunic to execute its development of IMU-838 in CD with the remaining active dose groups from CALDOSE-1 and placebo, thereby potentially allowing more efficient recruitment into this trial. Immunic had also received additional written advice from the FDA regarding patient-reported outcomes to be used in this trial, called CALDOSE-2. Given the outcome of the interim dosing analysis of the CALDOSE-1 trial, Immunic is currently re-evaluating the study design in CD and also considering an evaluation of the upcoming CALDOSE-1 results prior to the start of a potential CALDOSE-2 clinical trial. In addition, Immunic is evaluating the optimal time for efficiently executing such study following the COVID-19 pandemic.

Indication: COVID-19

Diagnosis and Prevalence

The World Health Organization (“WHO”) declared SARS-CoV-2 infections causing COVID-19 a pandemic on March 11, 2020. At present, the total number of cases is difficult to accurately quantify but continues to rise and, according to Johns Hopkins University & Medicine (2020), has grown to more than 100,000,000 cases globally.

Main clinical symptoms include fever, cough, myalgia or fatigue, expectoration, and dyspnea, but a range of other symptoms have been connected to COVID-19 as well. While a majority of patients do not experience severe symptoms, one meta-analysis found that approximately 18 % of cases were severe (Sun et al. 2020). The symptoms of COVID-19 typically appear within 3 to 14 days after initial exposure to SARS-CoV-2. If any patient develops characteristic symptoms of COVID-19 or was exposed to a person with COVID-19, infection with SARS-CoV-2 leading to COVID-19 has to be considered. As there are no specific clinical features that can reliably distinguish COVID-19 from other viral respiratory infections, the patient will then need to undergo specific testing for SARS-CoV-2.

Although several testing methods have been developed, polymerase chain reaction testing remains the primary and most reliable COVID-19 diagnostic testing method in the United States and in most developed countries. Generally, a sample from the nose (nasopharyngeal swab) or throat (throat swab) is taken and then sent to a laboratory for testing.

Current Treatment Options

As of January 2021, at least two vaccines have been authorized and recommended by the FDA for preventing COVID-19:

•Pfizer-BioNTech's COVID-19 vaccine (BNT162b2)
•Moderna’s COVID-19 vaccine (mRNA-1273)

However, many questions still remain open on the efficacy of these and other COVID-19 vaccines. It will still take a substantial amount of time to produce, distribute and administer the vaccines worldwide and, as a result, to protect a broad basis of the global population. It is also still unclear if the vaccines will enable a 100% protection; some vaccinated individuals may still become ill or transmit the virus. In addition, there are people who do not want to be vaccinated or who cannot be vaccinated, such as those with pre-existing conditions, cancer therapy patients, or individuals undergoing long-term immunosuppressive therapies for autoimmune diseases. It is also still unclear how long the vaccine protection will last which may have a significant effect on the practicalities and logistics of immunization. Finally, it is unclear whether SARS-CoV-2 will disappear completely or whether genetic changes to the virus may occur in the future which could have an impact on the efficacy of available vaccines. On February 7, 2021, the government of South Africa halted rollout of AZD1222 vaccine given that the protection in patients with an emerging mutant form B.1.351 was found not to prevent mild or moderate cases of COVID-19.

Current approaches to COVID-19 therapies generally fall into two categories: antivirals, which prevent the virus from multiplying, and immune modulators, which help the immune system to fight the virus or stop it from overreacting dangerously. Some potential therapies act in a different way or via multiple mechanisms.

In May 2020, the FDA issued an Emergency Use Authorization (“EUA”) for emergency use of remdesivir (Veklury®) for the treatment of hospitalized patients with severe COVID-19. Remdesivir is a direct acting antiviral drug that inhibits viral RNA synthesis. On November 20, 2020, the WHO issued a conditional recommendation against the use of remdesivir in hospitalized COVID-19 patients, regardless of disease severity, as there is currently no evidence that remdesivir improves survival and other outcomes in these patients.

In November 2020, Eli Lilly's neutralizing antibody bamlanivimab (LY-CoV555) received EUA from the FDA for the treatment of recently diagnosed COVID-19 patients. Bamlanivimab is authorized for the treatment of recently diagnosed, mild to moderate COVID-19 in high-risk patients. However, the ACTIV-3 trial, which is evaluating multiple investigational agents in hospitalized patients with COVID-19, stopped randomizing patients to treatment with LY-CoV555 based on an analysis suggesting that the antibody was not beneficial in this population.

Although numerous pharmacological interventions have obtained an EUA and several are still under clinical investigation, clear efficacy has not yet been determined for any of the COVID-19 drugs.

Competition

Each of Pfizer/BioNTech and Moderna have estimated that they will be able to produce up to 1 billion does of their respective vaccines in 2021. However, many millions of people at high risk of the disease will not be immunized any time soon, necessitating the continued research and development of efficacious drug therapies.

Although the first clinical trials for COVID-19 therapies started in early 2020, only about 7% of the trials testing therapies for the disease have read out so far, according to the BioCentury COVID-19 Resource Center. Of the over 1,300 ongoing trials, 37% are due to complete by the end of the first half of 2021. As of January 2021, there are around 55 classes of therapies currently in clinical trials with immunosuppressants being the class with the highest number of ongoing trials. Studies have shown that it is vital to combine antiviral therapy with immune suppressants because using molecules that control only cytokine storms may make viral clearance difficult.

A recent publication from scientists in Wuhan, China (Xiong et al. 2020) shows promising activity of DHODH inhibitors against SARS-CoV-2 in in vitro cellular studies. New DHODH inhibitors (PTC299 and PP001) are currently being tested in addition to established DHODH inhibitors, such as leflunomide and Brequinar. However, due to unfavorable pharmacokinetic profiles (leflunomide) and toxicity (Brequinar), these drugs are not perceived as suitable acute antiviral treatments. In addition, although the new DHODH inhibitors seem promising, so far, no animal safety data and no human safety data are available. Therefore, developing new DHODH inhibitors may take significant time, even if accelerated by support of regulatory authorities. Regarding IMU-838, currently in phase 2 for COVID-19, more than 800 individuals have been dosed to date and a placebo like safety profile has been observed across the entire IMU-838 development program.

Current Development Plan and Ongoing Studies

On April 21, 2020, Immunic announced that IMU-838 had successfully demonstrated preclinical activity against SARS-CoV-2. Specifically, IMU-838 was observed to inhibit replication of clinical isolates of SARS-CoV-2 associated with COVID-19. In cellular assays, IMU-838 demonstrated this antiviral activity at concentrations which are well below the blood concentrations associated with IMU-838 dosing regimens studied in ongoing and previous clinical trials. These positive, broad in vitro antiviral results of IMU-838 had encouraged the Company to start a clinical Phase 2 trial to explore IMU-838 as a potential treatment option for hospitalized patients with moderate COVID-19.

Phase 2 Trial of IMU-838 in Moderate COVID-19 (CALVID-1 Trial)

On June 15, 2020, Immunic announced the first patients had been dosed in its Phase 2, CALVID-1 clinical trial of IMU-838 in COVID-19. This was a prospective, multicenter, randomized, placebo-controlled, double-blind clinical trial in hospitalized patients with moderate COVID-19, designed to evaluate efficacy, safety and tolerability of IMU-838. CALVID-1 received regulatory allowance from the BfArM, from the FDA and from regulatory authorities in other European countries involved in the study. The trial was conducted under an IND application accepted by the FDA using a single global protocol with clinical sites in the United States, Germany and a range of other European countries. On November 2, 2020, Immunic announced that the enrollment goal of 200 patients was reached, pre-specified in the protocol as sufficient to perform the main efficacy analysis of the Phase 2 part of the CALVID-1 trial. Enrollment benefited from country selection for this trial, which included additional countries outside of the United States and Western Europe with a less competitive trial environment but increasing infection numbers in fall 2020. Immunic believes that this country selection strongly contributed to the ability to timely execute the recruitment of this trial. Further information regarding the COVID-19 study can be found on ClinicalTrials.gov under the identifier NCT04379271.

The aim of the CALVID-1 trial was to investigate IMU-838 as an oral treatment option for COVID-19 and to support potential use of IMU-838 as a treatment for current and potential future viral pandemic threats. The prospective, multicenter, randomized, placebo-controlled, double-blind Phase 2 trial was designed to evaluate efficacy, safety and tolerability of
IMU-838 in patients with moderate COVID-19. Patients were enrolled at 20 sites in eleven countries, including the United
States, Germany, and a range of other European countries. Patients were randomized to receive either 22.5 mg of IMU-838 twice daily (45 mg/day), or placebo twice daily, for 14 consecutive days. Patients in both arms were also eligible to receive investigator’s choice of standard-of-care therapy throughout the duration of the study. Inclusion criteria called for hospitalized adult patients with a confirmed SARS-CoV-2 infection fulfilling clinical status category 3 or 4, as assessed with the nine-category ordinal scale proposed by the World Health Organization (WHO) COVID-19 Therapeutic Trial Synopsis, as well as certain additional clinical and laboratory criteria.

On February 17, 2021, Immunic announced that IMU-838 has shown evidence of clinical activity in hospitalized patients with moderate COVID-19. This planned main analysis of the Company’s Phase 2 CALVID-1 trial was based on data from 204 randomized patients and included top-line clinical efficacy, safety, disease marker, and virology data. Although no formal statistical analysis was pre-specified for this main analysis, endpoints were analyzed descriptively. A final analysis of the complete randomized patient population of 223, which will comprise data on all endpoints, including subgroup and sensitivity analyses, is expected to be available in the second quarter of 2021.

The primary endpoint of the randomized, placebo-controlled, double-blind trial was defined as the proportion of patients without any need for invasive ventilation through day 28. In contrast to the relatively high rates of ventilation reported in the first COVID-19 wave in early 2020, the CALVID-1 trial found an actual rate of less than 1% of invasive ventilation for hospitalized patients with moderate COVID-19. This very low event rate, consistent with the findings of many recent third-party trials in COVID-19, prevented the primary endpoint from being evaluable.

Regarding the key secondary endpoints, the trial was designed to investigate IMU-838's ability to reduce the probability of major complications for COVID-19 patients, such as 28-day mortality, survival without respiratory failure, and probability of use of intensive care unit ("ICU") treatment. Similar to the low ventilation rates discussed above, the trial found a rate of less than 2% for 28-day mortality, balanced between the two arms, and less than 4.5% of patients required an ICU stay. Based on the very low complication rates in this trial and due to the known variability of the disease course, Immunic believes that the evaluation of these key secondary endpoints is also not feasible.

Despite the low mortality and invasive ventilation rates observed in this trial, clinical activity of IMU-838 was confirmed based on the assessment of multiple secondary clinical endpoints, including clinically meaningful improvements in time to clinical recovery and time to clinical improvement. In addition, high-risk patients and patients aged over 65 years experienced a more substantial treatment effect of IMU-838. An anti-viral effect of IMU-838 on SARS-CoV-2 was observed by viral titers at the end of the treatment period (day 14) and at the end of the study (day 28). A robust anti-inflammatory effect was also observed, based on a more effective reduction of CRP in IMU-838 treated patients, as compared to placebo. A more effective reduction of D-dimer, a well-known prognostic disease marker for COVID-19, was observed in IMU-838 treated patients, as compared to placebo. Initial data from a post hoc analysis of “Long COVID” symptoms, the frequently remaining symptoms of COVID-19 after elimination of the virus, indicated that IMU-838 may have the potential to contribute to the prevention of long-term fatigue.

IMU-838 was found to be safe and well-tolerated in hospitalized patients with moderate COVID-19. No general safety signals regarding new or more severe adverse events were observed for IMU-838 in this patient population, as compared to placebo. In addition, IMU-838’s rate of serious adverse events and adverse events leading to treatment discontinuation was not increased, as compared to placebo. The trial also found fewer COVID-19 related adverse events with increased intensity in IMU-838 treated patients (7.1%), as compared to placebo (12.6%) and IMU-838 did not intensify any hematological effects of COVID-19. In addition, IMU-838 did not increase the rate of infections and infestations as well as the rate of liver events in patients with COVID-19, as compared to placebo.

A total of 204 patients were included in the main analysis of the CALVID-1 trial, as per the protocol requirement of approximately 200 patients. 202 patients received at least one dose of study drug, of whom 99 patients received 45 mg/day of IMU-838 and 103 patients received placebo. The main analysis contains top-line data for the treatment period until day 14 and the follow-up period until day 28 as well as the full safety data until day 28. Additional data will be reported after the full analysis of all 223 randomized patients, which is expected to be available in the second quarter of 2021. This supplemental data set will contain full efficacy, virology, and drug trough level data, as well as the safety follow-up until day 60.

Investigator-Sponsored Clinical Phase 2 Trial of IMU-838 in Combination with Oseltamivir for the Treatment of Patients with Moderate-to-Severe COVID-19 (IONIC Trial)

On July 27, 2020, Immunic announced enrollment of the first patients in an investigator-sponsored clinical Phase 2 IONIC trial of IMU-838 for the treatment of patients with COVID-19. This trial is run by sponsor and lead site, University Hospitals Coventry and Warwickshire NHS Trust, and is a prospective, randomized, parallel-group, open-label Phase 2b trial, designed to evaluate efficacy and safety of IMU-838 in combination with the neuraminidase inhibitor, Oseltamivir (TamifluⓇ), in approximately 120 adult patients with moderate-to-severe COVID-19. On February 5, 2021, the investigators informed the Company that 30 patients have been enrolled in the trial, pre-specified in the protocol as sufficient to perform a first interim analysis.

Indication: Primary Sclerosing Cholangitis

Immunic is also exploring the use of IMU-838 in orphan diseases that may allow for an accelerated path to commercialization. Immunic is exploring such orphan diseases in conjunction with interested investigators.

Diagnosis and Prevalence

PSC is a rare liver disease in which the bile ducts in the liver become inflamed, narrow and prevent bile from flowing properly. According to Toy et al. (2011), PSC has a prevalence of approximately 4.15 per 100,000 in the United States. The exact cause and disease mechanism of PSC are still unknown, but an autoimmune mechanism may play a role. According to Singh et al. (2013), there is an association with IBD, most often with UC and less commonly with CD. Progressive biliary and hepatic damage results in portal hypertension and hepatic failure in a significant majority of patients over a 10-15 year period from initial diagnosis.

Current Treatment Options

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

Current Development Plan and Ongoing Studies

Immunic has entered into a collaboration with investigators at the Mayo Clinic to explore the use of IMU-838 in PSC. An investigator-sponsored proof-of-concept clinical trial of IMU-838 in PSC, for which Immunic provided the study medication, was conducted at the Mayo Clinic in Arizona and Minnesota, both of which are tertiary referral centers for PSC patients. The study was led by Elizabeth Carey, M.D., Professor of Medicine, Division of Gastroenterology and Hepatology, Department of Internal Medicine, Mayo Clinic, who had received Investigator IND approval from the FDA and had been granted Institutional Review Board ("IRB") approval to conduct the study. The study was supported by a grant from the National Institutes of Health (“NIH”). Further information regarding the PSC study can be found on ClinicalTrials.gov under the identifier NCT03722576.

On February 18, 2021, Immunic announced positive top-line data from the study which was designed to investigate IMU-838's potential to improve various biochemical parameters in PSC patients and help determine whether any such activity warrants further investigation randomized PSC trials. As previously announced, due to the COVID-19 pandemic, only 18 of the targeted 30 patients were enrolled in the study (intent-to-treat population, “ITT”), of whom only 11 patients completed the full IMU-838 treatment course and were evaluable over the 24-week treatment period (per-protocol population, “PP”).

The primary objective of this study was to determine whether IMU-838 reduces serum alkaline phosphatase (“ALP”) in adult patients diagnosed with PSC. The main analysis for the primary objective was whether patients could achieve a reduction of ALP at week 24 which is greater or equal to 25%, as compared to baseline, with an AST increase at week 24 of no more than 33%, as compared to baseline. This positive primary outcome was achieved by 3 of 11 patients in the PP population (27.3%, 95% CI: 6-61%). By virtue of inclusion criteria, patients at baseline had to have an elevated ALP value of at least 1.5 times the upper limit of normal. In addition, time from baseline was calculated as a continuous variable and treated as the primary predictor using a random intercept model which was adjusted for age at baseline and gender. For this longitudinal analysis of ALP from baseline to week 24 in the PP population, the ALP value statistically significantly (p=0.041) decreased by an average of 5.76 IU/L every 30 days (95% CI: -11.29, -0.23; statistical model). The time trend was not statistically significant in the ITT analysis (p=0.578) due to missing data following the high rate of treatment discontinuations during the COVID-19 pandemic. A consistent individual pattern of a stable decrease in ALP values was observed in the PP population between baseline and week 24, without any single patient showing an increase of more than 20% of ALP.

Secondary objectives were to investigate the liver biochemistry parameters, AST, ALT, and total/direct/indirect bilirubin, as well as the concentrations of proinflammatory cytokines, as compared to baseline. The longitudinal analysis of both AST and

ALT as well as total, direct and indirect bilirubin values showed a stable pattern in the PP population with no statistically significant change over time and the confidence interval to include the no-change scenario (AST: average 30 day change 1.22 IU/L, 95% CI: -0.53, 2.97, p=0.170; ALT: average 30 day change 0.85 IU/L, 95% CI -1.46, 3.15, p=0.467, total bilirubin: average 30 day change 0.00 mg/dL, 95% CI -0.01, 0.02, p=0.561, direct bilirubin: average 30 day change 0.00 mg/dL, 95% CI -0.01, 0.01, p=0.861, indirect bilirubin: average 30 day change 0.00 mg/dL, 95% CI -0.01, 0.01, p=0.556). Similar results were found in the ITT population. In addition, a decrease in the Ulcerative Colitis Clinical Score was observed in evaluated patients, although the number of assessed patients was limited. The study also found that IMU-838 is a safe and well-tolerated oral drug for PSC patients and treatment-emergent adverse events were rare and generally mild.

The study, for which Immunic provided the study medication, planned to enroll 30 patients with PSC, aged 18 to 75 years, who received 30 mg of IMU-838 once daily for a period of 24 weeks. Enrollment for the study took place between July 2019 and September 2020, but almost all enrollment occurred in 2019 and early 2020. During the COVID-19 pandemic, recruitment for this study was hampered, as patients with PSC are at a high risk of COVID-19 infections and were advised to avoid travel and unnecessary social contacts such as those required to participate in a clinical trial. Together with the investigators, Immunic determined to readout data of the 18 patients who were enrolled prior to the COVID-19 pandemic. The ongoing pandemic situation also triggered the principal investigator’s decision to terminate the study in late 2020, before the intended recruitment goal of 30 patients was reached.

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

Immunic announced positive top-line data from its Phase 2 EMPhASIS trial of IMU-838 in patients with RRMS on August 2, 2020 and expects to have end-of-Phase 2 discussions with regulatory agencies in May of 2021 to discuss the necessary aspects of a Phase 3 program. Immunic also has ongoing Phase 2b trials for IMU-838 in UC and COVID-19, and one investigator-sponsored proof-of-concept clinical trial in PSC. The Company is also considering whether to conduct another clinical trial in CD. If any of these studies meet their primary endpoint and demonstrate general safety and efficacy of IMU-838, Immunic intends to conduct pivotal trials to be initiated either by Immunic itself or by Immunic in collaboration with a potential partner. For our lead indications RRMS and IBD, marketing approval would require completion of two successful, well-controlled Phase 3 studies. Completing such studies would require substantial financial and resource investments and may take several years to complete. In parallel, additional preclinical and clinical investigations need to be conducted in preparation for filing applications for regulatory approval, including additional pharmacological studies in special populations or drug-drug interaction studies. There are also additional steps required to develop and validate large-scale manufacturing capabilities as well as manufacturing controls.

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

Manufacturing and Formulation

IMU-838 is provided as a white, uncoated immediate release tablet. Dose strengths for clinical trials are 5 mg, 15 mg, 22.5 mg, 30 mg and 45 mg, compared with placebo. The tablets are packaged in polyethylene bottles. Vidofludimus calcium, the active ingredient of IMU-838, has been synthesized in batches up to 250 kg of active pharmaceutical ingredient (“API”) and a drug product batch size of 500,000 tablets has been produced. The Company has the capacity for batch sizes of up to several million units.

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

According to a recent market study, Global Multiple Sclerosis Drugs Market Size, Market Share, Application Analysis, Regional Outlook, Growth Trends, Key Players, Competitive Strategies and Forecasts, 2017 to 2025. the global MS market is expected to be worth $27.4 billion by 2025. The United States holds the largest portion of the global market share for MS treatments, which is expected to continue to grow rapidly due to the increasing incidence of MS, technological advances, and rising drug costs in the United States. Unmet medical need remains high and is a main driver for new pipeline entrances. Oral, small molecule therapeutics are seeing the fastest growth in the MS market due to their increased patient convenience.

UC and CD are prevalent in the Western population, and according to recent literature reviews on the incidence of IBD (Kappelman 2007; Burisch 2013; Rocchi 2012), almost 4.1 million patients suffer from IBD in the United States, Europe and Canada. Worldwide, according to GBD 2015 Lancet (2016), around 11.2 million patients are affected by IBD. In total, the global market for IBD is estimated to be $7.6 billion in 2023, according to Global IBD Market Forecast 2018.

Immunic believes that IMU-838 has the potential to be differentiated from current treatment options as it is being developed to potentially (i) provide a convenient, oral delivery and (ii) avoid viral reactivation.

Intellectual Property, Licenses and Royalties

IMU-838 is covered by several layers of patents and applications, all either granted or filed in the United States, the European Union and other territories.

Initially, IMU-838 is protected by a granted patent claiming the composition of matter of IMU-838’s active moiety, vidofludimus, the free acid form of IMU-838. This patent is granted in most major markets and expires in 2022 in most of these jurisdictions. Additionally, a second layer of applications was filed to cover IMU-838’s active ingredient, the calcium salt of vidofludimus. These applications are granted in some jurisdictions and cover IMU-838 until 2031, and U.S. Patent Term Extension and/or European Supplementary Protection Certificates could provide prolonged protection from generic entry up to 2036, depending on NDA submission time and IND filing in the United States and analogous filings in the European Union. Another layer consists of patent applications filed in early 2018 and directed to composition of matter of a newly-identified, specific polymorph of IMU-838 and a related method of production of the clinical material for IMU-838, which is now the active ingredient of the currently used IMU-838 formulation. In addition, a patent application covering a dosing scheme currently used with IMU-838 was filed in 2017, based on unexpected findings from Phase 1 and preclinical investigations. If issued, this patent could extend patent protection for IMU-838 to 2038.

IMU-838 and IMU-935 were acquired in a transaction with the originator 4SC in September 2016. As part of the transaction, 4SC is entitled to receive a royalty on net sales if products originating from these acquisitions achieve market approval. Immunic has subsequently submitted additional patent applications for independently developed intellectual property relating to each of IMU-838 and IMU-935.

IMU-935 – Targeting RORγt and Th17

Mechanism of Action and Key Mechanistic Data

The target RORγ (RORC) has three known main functions: (i) is a key regulator of Th17 cell differentiation, (ii) is the crucial transcription factor for the genes encoding IL-17A and IL-17F, and (iii) drives normal thymocyte maturation. Preclinical results confirm that IMU-935 is a highly potent and selective inverse agonist of RORγt with an IC50 (the concentration of drug that inhibits 50% of the activity of the target) of around 24 nM with additional activity on DHODH (IC50 of 240 nM). The resulting effect of IMU-935 in vitro on IL-17A, IL-17F, IFNγ and TNFα cytokine release from stimulated human lymphocytes is in the low single-digit nanomolar range. The dual target activity of IMU-935 may offer the opportunity to increase the therapeutic window of IMU-935 compared with pure RORC inhibitors. Furthermore, IMU-935 potently inhibits Th17 differentiation and has demonstrated dose dependent activity in several cellular test systems and in psoriasis/IL-17F and IBD animal models.

One of the potential risks of drugs targeting RORγt was identified in prior research suggesting that RORγt knockout or inhibition impacts Th17 differentiation, IL-17 transcription and thymocyte maturation to the same extent. More recent research published in Nature Immunology (2017) suggests that these functions are differentially mediated by small structural changes of the RORγt protein impacting the interaction with co-factors and other proteins. In preclinical testing, IMU-935 was found to fully maintain the T cell maturation function. Immunic believes that this may potentially be an important differential feature to other RORγt inhibitors, and may provide a better safety profile, however this needs to be confirmed in future clinical trials.

The preclinical effect of targeting RORγt has been demonstrated in several preclinical experiments of competing RORγt modulators. Some molecules progressed to clinical stage. However, to date, only a limited number of products have reached clinical Phase 2 studies.

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

Psoriasis is one of the most common chronic inflammatory skin diseases (Di Meglio et al. 2014). The disease prevalence varies between geographic regions. Studies of psoriasis suggest an overall prevalence of 2% to 3% of the world’s population, with a higher prevalence in U.S. and Canadian populations (4.6% and 4.7%, respectively). Psoriasis is considered equally prevalent between genders and can occur at any age. However, there seems to be a bimodal distribution of the age of disease onset, with a first peak between 15 and 30 years, and a second peak between 50 and 60 years of age.

Current Treatment Options

Current treatments for patients with psoriasis include topical therapies, oral therapies and biologics. Topical therapies, such as corticosteroids and vitamin D3 analogues, reduce inflammation, which slows the proliferation of keratinocytes and reduces itching. Oral therapies such as methotrexate, cyclosporine, apremilast and tofacitinib target anti-inflammatory processes. Biologics block proteins produced by keratinocytes, dendritic cells, Th17 lymphocytes or other immune cells. Examples of biologics include anti-TNFα biologics such as infliximab, etanercept and adalimumab. More recently approved monoclonal antibodies, such as secukinumab, ixekizumab and brodalumab, have been developed to target the pro-inflammatory cytokine IL-17. IL-17 antibodies have largely revolutionized the treatment of patients with moderate to severe psoriasis as they have achieved highly successful skin clearance rates.

Immunic intends to develop IMU-935 as an oral and more convenient treatment option for patients with moderate to severe psoriasis with a mechanism of action and efficacy that approximates those of IL-17 antibodies.

Competitors

Currently, several RORγt inverse agonists are in preclinical development for the treatment of psoriasis, but only a few are in clinical development. To Immunic’s knowledge, these are:
•JTE-451 Phase 2 completed (Japan Tobacco)
•AUR-101 in Phase 2 (Aurigene Discovery)
•BI 730357 in Phase 2 (Boehringer Ingelheim)
•ESR-114 Phase 1/2 completed (Escalier Biosciences)
•BOS172767 / ARN-6039 Phase 1 completed (Boston Pharmaceuticals, licensed from Arrien Pharmaceuticals)
•RTA-1701 Phase 1 completed (Reata Pharmaceuticals)
•ABBV-157 in Phase 1 (AbbVie)
•SAR-441169 in Phase 1 (Lead Pharma/Sanofi)

Indication: Guillain-Barré Syndrome

Diagnosis and Prevalence

Historically, GBS was considered a single disease entity. It is now known to be a heterogeneous syndrome with several variant forms. Acute inflammatory demyelinating polyradiculopathy is the most common form in North America, Europe and most of the developed world, where it accounts for approximately 90% of cases. GBS is thought to result from an immune response to a preceding infection that cross-reacts with peripheral nerve components. The exact mechanisms are unknown. However, cellular and humoral immune responses are of relevance in the pathogenesis of GBS.

The clinical manifestation of GBS is characterized by an acute or subacute onset of a progressive, symmetric weakness in limbs or cranial nerve-innervated muscles, accompanied by absent or depressed deep tendon reflexes, and a characteristic profile in the cerebrospinal fluid and electrodiagnostic studies (Hughes et al. 2005). Patients usually present a few days to a week after onset of symptoms. The weakness can vary from mild difficulty with walking to nearly complete paralysis of all extremity, facial, respiratory, and bulbar muscles.

GBS occurs worldwide with an overall incidence of 0.16 to 3.0 per 100,000 person-years (McGrogan et al. 2009). Thus, it is considered a rare disease. The incidence increases by approximately 20% with every 10-year increase in age beyond the first decade of life (Sejvar et al. 2011). In addition, the incidence is slightly greater in males than in females.

Current Treatment Options

Current treatments for patients with GBS include plasma exchange (also called plasmapheresis) and administration of intravenous immune globulin (“IVIg”). Over the past three decades, no other therapies have been found to be effective for GBS.

Competitors

To Immunic’s knowledge, there are currently no other RORγt inverse agonists in clinical development for the treatment of GBS. According to ClinicalTrials.gov (last assessed January 18, 2021), the following new treatments are being evaluated in clinical trials:
•ANX005 in Phase 1 (Annexon Biosciences, monoclonal antibody inhibiting complement factor C1q)
•CK0801 in Phase 1 (Cellenkos, allogeneic cord blood derived T-reg cells)
•Imlifidase in Phase 2 (Hansa Biopharma, bacterial endopeptidase cleaving human immunoglobulin)

Clinical Development Plan and Ongoing/Planned Clinical Studies

Immunic believes that IMU-935 is a unique modulator of RORγt, as compared to previous and current competitors. IMU-935 is an inverse agonist (and not an antagonist) and is unable to completely block RORγt activity, thereby allowing a basal remaining RORγt activity to support normal T cell maturation. Immunic believes this mechanism of action may avoid unwanted side effects. In addition, because IMU-935 blocks two separate pathways relevant to the function of Th17 cells (RORγt and DHODH), it was shown in preclinical studies to have single nanomolar activity of inhibition of cytokine release in human peripheral blood mononuclear cells. Given these properties, Immunic believes that IMU-935 may provide a reasonable therapeutic window between an effective dose and an intolerable dose.

Immunic’s current development plan for IMU-935 focuses on two initial goals: (i) to rapidly obtain human safety and pharmacokinetic data for IMU-935 in order to evaluate the safety profile of this development candidate, and (ii) to obtain preliminary clinical activity data using safe doses.

Immunic is currently performing early clinical trials with IMU-935, including single and multiple ascending dose trials, through its Australian subsidiary. Immunic believes that this development approach allows it to accelerate the program due to certain unique regulatory requirements and processes in Australia. In the third quarter of 2019, Immunic’s Australian subsidiary received clearance from the Bellberry Human Research Ethics Committee in Australia to begin Phase 1 trials of IMU-935 under the Clinical Trial Notification scheme of the Australian Therapeutic Goods Administration. The first healthy volunteer in the clinical Phase 1 trial of IMU-935 was dosed in September 2019. The trial is currently ongoing and recruiting trial subjects. Several single ascending dose cohorts have successfully been completed. Data from this ongoing Phase 1 trial of IMU-935 are still blinded, however at this time no safety signals have been identified that would, in the assessment of the safety monitoring group of the trial, preclude from potential evaluation in a first multiple ascending dose cohort. In February 2021, Immunic received clearance from the Bellberry Human Research Ethics Committee in Australia to commence multiple ascending dose cohorts, which are expected to start in the first quarter of 2021. Unblinded safety data from the single and multiple ascending dose parts in healthy volunteers is expected to be available in the second half of 2021.

The clinical Phase 1 trial of IMU-935 is comprised of three parts:

Part A: Single Ascending Dose Part

The first part of the Phase 1 trial is a single ascending dose, double-blind, placebo-controlled study of IMU-935 in healthy volunteers. This part is designed to evaluate the drug’s safety and pharmacokinetic profile and will also include the evaluation of food effects.

Part B: Multiple Ascending Dose Part

Following the single ascending dose part, Immunic plans to initiate a second portion of the Phase 1 trial which will be a multiple ascending dose, double-blind, placebo-controlled study in healthy volunteers with IMU-935 given daily for 14 consecutive days. This part will assess the safety and pharmacokinetic properties of IMU-935.

Part C: Psoriasis Patients
The Company expects to extend these multiple ascending dose studies around mid-2021 by including mild-to-moderate psoriasis patients given IMU-935 daily over 28 consecutive days, in order to assess safety and exploratory disease endpoints in patients with psoriasis.

Potential Phase 2 Trial in GBS

Immunic believes that the mechanism of action of IMU-935 may also support its evaluation for the treatment of potential orphan indications. Upon completion of the single and multiple ascending dose portions of the ongoing Phase 1 trial, Immunic anticipates that it may also begin a Phase 2a proof-of-concept clinical trial of IMU-935 in an orphan autoimmune indication. This orphan approach may allow for an accelerated path to approval, in parallel to IMU-935’s previously planned development in psoriasis. After a thorough review of suitable autoimmune conditions, Immunic has targeted GBS as additional indication for IMU-935, as previously announced. GBS is an acute neurological disorder in which the body's immune system attacks its peripheral nervous system, and for which very few therapies exist. The Company plans to announce additional details as soon as design and timing of the envisaged trial are further defined.

Manufacturing and Formulation

IM105935, the API of the IMU-935 drug product, is a small molecule compound and is currently synthesized at up to 20 to 30kg scale. Single and multiple ascending dose studies are supplied with a spray dried dispersed formulation dosed in gastro-resistant capsules. However, Immunic may also switch to a potentially updated dosage form, such as tablets, for future usage.

Commercialization Strategy

According to the WHO, psoriasis affects 2-3% of the world’s population and according to the National Psoriasis Foundation over 8 million people in the United States have psoriasis. GBS occurs worldwide with an overall incidence of 0.16 to 3.0 per 100,000 person-years.

Immunic believes that RORγt is an attractive target in the field of autoimmune diseases since it is the key transcription factor and nuclear receptor for regulation of Th17 cell differentiation and production of the IL-17 family of cytokines. The imbalance between regulatory T cells and Th17 cells is a hallmark of autoimmune diseases, and by preventing differentiation towards Th17 cells and impairing their function, IMU-935 targets this imbalance in a beneficial manner. Therefore, Immunic believes that IMU-935 has the potential to provide a safe and cost-effective oral treatment in psoriasis and other autoimmune disorders.

Intellectual Property ("IP"), Licenses and Royalties

Immunic filed a patent application covering composition of matter for IMU-935 and related molecules with the European Patent Office in September 2017, and this application entered the international phase in September 2018. Assuming this patent issues with sufficient claim coverage, IMU-935 is expected to be under patent protection until 2037, with further extension possible.

IP related to IMU-838 and IMU-935 was acquired in a transaction with the originator 4SC in September 2016. As part of the transaction, 4SC is entitled to receive a royalty on net sales if products originating from these acquisitions achieve market approval. Immunic has subsequently submitted additional patent applications for independently developed intellectual property relating to each of IMU-838 and IMU-935.

IMU-856 – Targeting Intestinal Barrier Function

Mechanism of Action and Key Mechanistic Data

IMU-856, which Immunic believes to have paradigm-changing potential for multiple diseases, is an orally available, small molecule modulator that targets a protein which serves as a transcriptional regulator of the intestinal barrier function. Immunic has not yet disclosed the molecular target for IMU-856. Based on preclinical data, this compound appears to represent a new and potentially disruptive treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function in patients suffering from diseases like IBD, IBS-D, ICI-induced colitis and other barrier function associated diseases. Immunic believes that because IMU-856 has not been shown to cause suppression of the immune functions, it should therefore maintain immune surveillance for patients.

Importance of Targeting Bowel Permeability in Multiple Diseases

Bowel permeability is suspected to be involved in the initiation of many chronic inflammatory or autoimmune conditions, as the impaired intestinal barrier function may be one of the preconditions for antigens of the microbiome to be recognized by the body’s immune system. This is not only true for diseases of the bowel; the interaction of the immune system with components of the microbiome is suspected for many diseases throughout the body. To date, there are no good treatment strategies to ameliorate impaired bowel permeability.

IBD is a chronic, inflammatory disorder characterized by transmural inflammation of a part of the GI tract (UC) or the entire GI tract (CD). IBD is defined by relapsing and remitting episodes with progression over time to complications, including intestinal ulcers and bleeding. The current hypothesis regarding the onset of IBD involves an impaired bowel wall barrier function as the central element of the pathophysiology. In healthy bowel walls, bacteria cannot pass from the lumen to the lamina propria because tightness is maintained between the epithelial cells in what resembles an intact barrier function of the bowel wall. However, in response to environmental or genetic factors, bowel wall barrier function may be weakened, allowing bacteria to pass through and enter the bowel wall, where immune cells recognize the bacteria. This would trigger an initial inflammation event. It is hypothesized that in IBD patients, the initial inflammatory response is abnormally sustained from lack of efficient apoptosis of immune cells, but this mechanism is not yet fully understood. Ultimately, patients develop a chronic and systemic immune response. The presence of certain “bad bacteria”, which may contain certain epitopes in the microbiota, or the overall makeup of the microbiome, which lack “good bacteria”, are also known to contribute to the sustained and overshooting inflammation in IBD. Additionally, it was shown that IBD patients in endoscopic remission still display IBD symptoms if bowel tightness is not normalized. Episodes of impaired bowel wall barrier function are also correlated with relapse weeks later.

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

ICIs have been one of the major advances of cancer care in recent years. ICIs are monoclonal antibodies that inactivate repressors of the anti-cancer immune response. However, immune-related adverse events affecting various organs, including the GI tract, causing diarrhea and colitis, might occur due to the fact that the immune system becomes less suppressed. The median time to onset of diarrhea is within the first weeks or months of treatment. The exact mechanism of these immune-mediated side effects is currently unknown; however, one hypothesis is that impaired bowel barrier function due to ICI treatment may play a role in this condition.

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

Clinical Development Plan and Planned Studies

Immunic is performing early clinical trials of IMU-856, including Phase 1 single and multiple ascending dose trials, through its Australian subsidiary. Immunic believes that this development approach will allow it to accelerate the studies due to certain unique regulatory requirements and processes in Australia. The development activities for IMU-856 are intended to largely follow established processes and service provider relationships established for the IMU-935 development program. This may lead to operational and financial synergies in study preparation and execution.

In the third quarter of 2020, Immunic’s Australian subsidiary received clearance from the Bellberry Human Research Ethics Committee in Australia to begin Phase 1 trials of IMU-856 under the Clinical Trial Notification scheme of the Australian Therapeutic Goods Administration. The first healthy volunteer in the clinical Phase 1 trial of IMU-856 was dosed in August 2020. The trial is currently ongoing and active. Unblinded safety data from the single and multiple ascending dose parts in healthy volunteers is expected to be available in the second half of 2021.

The clinical Phase 1 trial of IMU-856 is comprised of three parts:

Part A: Single Ascending Dose Part

The first part of the Phase 1 trial is a single ascending dose, double-blind, placebo-controlled study in healthy volunteers with up to five ascending dose levels of IMU-856. This part is designed to assess safety, pharmacodynamic and pharmacokinetic properties of IMU-856. One dose level evaluates intra-individual differences between fasted and fed conditions.

Part B: Multiple Ascending Dose Part

Following the single ascending dose part, Immunic plans to initiate a second portion of the Phase 1 trial which will be a multiple ascending dose, double-blind, placebo-controlled study in healthy volunteers with two ascending dose levels of IMU-856 and the study drug given daily for 14 consecutive days. This part is designed to assess safety, pharmacodynamic and pharmacokinetic properties of IMU-856 and is expected to start in the first quarter of 2021.

Part C: Patients with Conditions Involving Impaired Bowel Barrier Function

The Company plans to extend these single and multiple ascending dose studies in the second half of 2021 to include patients with several diseases involving bowel barrier dysfunction. This would be a double-blind, placebo-controlled study with partial parallel group design. The study drug would be given daily over 28 consecutive days in patients with several conditions with impaired bowel barrier function that were screened for increased bowel permeability using oral marker tests. The change in bowel permeability would be evaluated as change from baseline and comparing one or two active dose groups to placebo. Additionally, biomarkers, disease symptoms, safety and drug trough levels would be assessed. Immunic expects that this would provide an early indication of pharmacodynamic feasibility of IMU-856 by measuring barrier function surrogate markers in IBS-D, UC and CD patients.

Manufacturing and Formulation

SPIM-15, the API of the IMU-856 drug product, is a small molecule compound and is currently synthesized at up to 6 kg scale. It is formulated as an immediate release tablet.

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
•the submission to the FDA of an application for human clinical testing, which is known as an IND application;
•adequate and well-controlled human clinical trials to demonstrate the safety and effectiveness of the drug;
•the submission to the FDA of an NDA for a drug; and
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMP (“cGMP”), requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
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

Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Preclinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including Good Laboratory Practice (“GLP”), an international standard meant to harmonize the conduct and quality of non-clinical studies and the archiving and reporting of findings. Before human clinical testing can begin, a sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND, a request for authorization from the FDA to administer an IND product to humans. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may impose a clinical hold at any time before or during clinical trials due to safety concerns about proposed or ongoing clinical trials or non-compliance with FDA requirements, and the trials may not commence or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators pursuant to protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection, inclusion/exclusion criteria and the safety and effectiveness criteria to be evaluated. The trial sponsor submits the protocol, as well as any subsequent protocol amendments, to the FDA as part of the IND. Sponsors must also provide all participating investigators and FDA safety reports of any serious and unexpected adverse events and any findings from laboratory tests in animals that suggests a significant risk for human subjects. For each institution where a clinical trial will be conducted, an IRB must review and approve the clinical trial protocol and informed consent form required to be provided to each trial subject or his or her legal representative prior to a clinical trial commencing, and conduct on-going monitoring of the study until completed or termination to assure that appropriate steps are taken to protect the human subjects participating in the research.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

Phase 1: In Phase 1 studies, the product candidate is initially introduced into healthy human volunteers and tested for safety, dosage and tolerability, absorption, distribution, metabolism, excretion, and effect on the body.

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

Before obtaining marketing approval for the commercial sale of any drug product, a sponsor must demonstrate in preclinical studies and well-controlled clinical trials that the product is safe and effective for its intended use and that the manufacturing facilities, processes and controls are adequate to preserve the drug’s identity, strength, quality and purity. The results of these preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees ($2,875,842 for 2021); under certain limited circumstances, a waiver of such fees may be obtained. After the submission of an NDA, but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by the FDA to ensure compliance with the applicable cGMP requirements. The FDA may also inspect clinical trial sites and audit clinical study data to ensure that the sponsor’s studies were properly conducted in accordance with the IND regulations, human subject protection regulations, and cGCP.

Under the current Prescription Drug User Fee Act (“PDUFA”) guidelines, FDA goal for acting on the submission of an NDA for a new molecular entity is ten months from the date of “filing.” The FDA conducts a preliminary review of an NDA within 60 days after submission to determine whether it is sufficiently complete to permit substantive review, before accepting the NDA for filing. This two month preliminary review effectively extends the typical NDA review period to twelve months. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

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

As condition to a product’s regulatory approval, the FDA may require a sponsor to conduct Phase 4 studies designed to further assess the drug’s safety and effectiveness after NDA approval, or may require other testing and surveillance programs to monitor the safety of the approved product. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (“REMS”) to assure the safe use of the drug. A REMS could include medication guides, communication plans to healthcare professionals or other activities to assure safe use, such as provider certification or training, restricted distribution methods, and patient registries.

Research and Development

Immunic recognized $38.6 million and $22.5 million in research and development expenses in the years ended December 31, 2020 and 2019, respectively.

Geographic Information

Substantially all of Immunic’s long-lived assets were located within both the United States and Germany in 2020 and 2019.

Employees
As of March 1, 2021, Immunic had 28 employees, three of whom held M.D. degrees. Of the employees, 18 were engaged in research and development and 10 in administration. The Company considers its employee relations to be good.

Corporate Information and Website

Immunic maintains a website at www.imux.com. The information contained on, or that can be accessed through, the website is not a part of this Annual Report on Form 10-K.

Immunic’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of the internet website as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the SEC.

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

Risk Factor Summary

The following is a summary of certain important factors that may make an investment in our Company speculative or risky. You should carefully consider the fuller risk factor disclosure set forth in this Annual Report, in addition to the other information herein, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.
•Our pursuit of a COVID-19 drug candidate is at an early stage. We may be unable to produce a drug that successfully treats the virus in a timely manner, if at all.

•The coronavirus pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

•Immunic has a limited operating history with its current business plan, has incurred significant losses since 2016, anticipates that it will continue to incur significant and increasing losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and Immunic’s limited operating history make it difficult to assess its future viability.

•Immunic currently has no source of product sales revenue and may never be profitable.

•Immunic will require substantial additional funding, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force Immunic to delay, limit, reduce or terminate its product development, other operations or future commercialization efforts.

•Raising additional capital may cause dilution to Immunic’s existing stockholders, restrict its operations or require Immunic to relinquish rights to its technologies or product candidates.

•The marketing approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if Immunic is ultimately unable to obtain marketing approval for its product candidates, its business will be substantially harmed.

•Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

•Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate Immunic advances through clinical trials may not have favorable results in later clinical trials or receive marketing approval.

•Immunic’s product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if obtained.

•Immunic is heavily dependent on the success of its product candidates, which are in the early stages of clinical development. Immunic cannot give any assurance that it will generate data for any of its product candidates sufficient to receive regulatory approval in its planned indications, which will be required before they can be commercialized.
•Due to Immunic’s limited resources and access to capital, it must decide to prioritize development of its current product candidates for certain indications and at certain doses. These decisions may prove to have been wrong and may materially adversely affect Immunic’s business, financial condition, results of operations and prospects.

•If Immunic fails to attract and retain key management and scientific personnel, it may be unable to successfully develop or commercialize its product candidates.

•Even if Immunic obtains the required regulatory approvals in the United States and other territories, the commercial success of its product candidates will depend on market awareness and acceptance of its product candidates.

•Immunic currently has limited marketing and sales experience. If Immunic is unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell its product candidates, Immunic may be unable to generate any revenue.

•If Immunic fails to enter into strategic relationships or collaborations, its business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

•Immunic faces substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than Immunic does.

•The size of the potential market for our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be smaller than our estimates.

•Immunic may be unable to realize the potential benefits of any collaboration.

•Immunic’s proprietary rights may not adequately protect its technologies and product candidates.

•Immunic may not be able to protect its intellectual property rights throughout the world.

•Intellectual property rights do not protect against all potential threats to Immunic’s competitive advantage.

•Immunic incurs significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

•The market price of Immunic’s common stock is volatile.

•Immunic does not anticipate that it will pay any cash dividends in the foreseeable future.

Risks Related to COVID-19

Our pursuit of a COVID-19 drug candidate is at an early stage. We may be unable to produce a drug that successfully treats the virus in a timely manner, if at all.

In response to the global coronavirus pandemic and based on preclinical data, we have started and are in the process of conducting an antiviral clinical trial for IMU-838, our lead product candidate and a selective oral DHODH inhibitor. Our clinical development program for IMU-838 as a potential treatment option for patients with COVID-19 is in early stages, we may be unable to recruit enough patients based on limited disease prevalence in the countries in which we are recruiting trial participants, we may not be able to show any activity of IMU-838 in COVID-19, our COVID-19 drug candidate may not prove to be safe for the treatment of COVID-19, and we may be unable to produce a drug that successfully treats COVID-19 in a timely manner, if at all. We are also committing financial resources and personnel to the development of a drug to target COVID-19, which may cause delays in or otherwise negatively impact our other development programs. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which, our drug, if developed, may not be effective or safe. Furthermore, there are a number of preventative vaccines in development with two having received an Emergency Use Authorization approval and others potentially nearing regulatory approval. Additionally, the United States and other countries throughout the world have recently begun to approve and commence distributing COVID-19 vaccines in their jurisdictions. The broad distribution of COVID-19 vaccines may limit the availability of governmental and quasi-governmental funding and limit the commercial viability of any approved product candidate for the treatment of COVID-19.

The coronavirus pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, the European Union and China, have imposed unprecedented restrictions on travel, quarantines and other public health safety measures. The extent to which the pandemic may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted, but the development of clinical supply materials could be delayed and enrollment of patients in our ongoing studies may be delayed or suspended, as hospitals and clinics in areas where we are conducting trials have shifted resources to cope with the COVID-19 pandemic and may limit access or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we may experience higher discontinuation rates or delays in our clinical studies, as occurred in our investigator-sponsored trial of IMU-838 in PSC being conducted at the Mayo Clinic. Government-imposed quarantines and restrictions may also require us to temporarily terminate our clinical sites. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for our product candidates may be negatively impacted. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the U.S. Food and Drug Administration and other regulatory authorities, which could result in delays of reviews and approvals with respect to our product candidates. We cannot predict the continuing impact of the COVID-19 pandemic, as consequences of such an event are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts that have affected and may continue to affect our business, or our clinical studies in general; however, the COVID-19 pandemic may materially disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19, disrupt the marketplace in which we operate, and/or have a material adverse effect on our operations.

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

Moreover, the various precautionary measures taken by many governmental authorities throughout the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy generally, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. There have been business closures and a substantial global reduction in economic activity as a result of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy. We cannot currently predict the duration of the pandemic or its impact on global or regional economic activity. The COVID-19 pandemic could materially disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell our securities, continue to slow down the overall economy or curtail consumer spending.

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

Immunic is a development-stage pharmaceutical company with a limited operating history with its current business plan. Immunic’s net losses were $44.0 million and $34.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, Immunic had an accumulated deficit of $103.9 million to date and has not generated any revenue from its current product candidates. Moreover, Immunic AG, the company’s operating subsidiary, has only a limited operating history upon which stockholders can evaluate its business and prospects, is not profitable and has incurred losses in each year since its inception in 2016. In addition, Immunic has limited experience and has not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry.

Immunic has devoted substantially all of its financial resources to identify, acquire and develop its product candidates, including providing general and administrative support for its operations. Immunic expects its losses to increase as it conducts clinical trials and continues to develop its lead product candidates. Immunic expects to invest significant funds into the research and development of its current product candidates to determine the potential to advance these product candidates to regulatory approval. To date, Immunic has financed its operations primarily through the sale of equity securities. The amount of its future net losses will depend, in part, on the rate of its future expenditures and its ability to obtain funding through equity or debt financings, strategic collaborations or grants.

Immunic does not expect to generate significant revenue unless and until it is able to obtain marketing approval for, and successfully commercialize, any current or future product candidate. However pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. In addition, if Immunic obtains regulatory approval to market a product candidate, its future revenue will depend upon the size of any markets in which its product candidates may receive regulatory approval, and its ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for its product candidates. Even if Immunic eventually obtains adequate market share for its product candidates, to the extent they receive regulatory and market approval, the potential markets for its product candidates are may not be large enough for Immunic to become profitable.

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
•experiences any delays or encounters issues with the development and process for regulatory approval of its product candidates such as safety issues, clinical trial accrual delays, longer follow-up for planned studies, additional major studies or supportive studies necessary to support marketing approval;
•establishes a sales, marketing and distribution infrastructure to commercialize any products for which Immunic may obtain marketing approval and market for itself;
•makes milestone, royalty or other payments under any third-party license agreements;
•seeks to maintain, protect and expand its intellectual property portfolio;

•seeks to retain current skilled personnel and attract additional personnel; and
•adds operational, financial and management, and information systems personnel, including personnel to support our product development and commercialization efforts.

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
•launch and commercialize any product candidates for which Immunic obtains marketing approval, and if launched independently, successfully establish a sales force and marketing and distribution infrastructure;
•obtain coverage and adequate product reimbursement from third-party payors, including government payors;
•achieve market acceptance for any approved products;
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

Since the inception of Immunic AG, substantially all of its resources have been dedicated to the clinical development of its product candidates. Developing pharmaceutical products, including conducting preclinical and non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2020 and December 31, 2019, we used net cash of $46.1 million and $28.5 million, respectively, in our operating activities, substantially all of which related to development of our current product candidates. Immunic believes that it will continue to expend substantial resources for the foreseeable future on the completion of clinical development and regulatory preparedness of its product candidates, preparations for a commercial launch of any approved product candidates, and development of any other current or future product candidates it may choose to further develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining marketing approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, Immunic cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any approved current or future product candidates.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume cash and cash equivalents significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Immunic’s future capital requirements depend on many factors, including:
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing Immunic’s intellectual property rights, including litigation costs and the outcome of any such litigation; and
•the timing, receipt and amount of sales of, or royalties on, any future approved products.

Additional funds may not be available when Immunic needs them, on terms that are acceptable to Immunic, or at all. If adequate funds are not available to Immunic on a timely basis, Immunic may be required to delay, limit, reduce or terminate:
•preclinical studies, clinical trials or other development activities for Immunic’s current product candidates or any future product candidates;
•its research and development activities; or
•its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize its future product candidates.

Raising additional capital may cause dilution to Immunic’s existing stockholders, restrict its operations or require Immunic to relinquish rights to its technologies or product candidates.

Immunic may seek additional capital through a combination of public and private equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that Immunic raises additional capital through the sale of equity or convertible debt securities, the ownership interest of Immunic’s stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that adversely affect the rights of Immunic’s stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on Immunic’s ability to incur additional debt, acquire or license intellectual property rights, redeem stock or declare dividends, and other operating restrictions that could adversely impact Immunic’s ability to conduct its business. If Immunic raises additional funds through strategic collaborations and alliances and licensing arrangements with third parties, Immunic may have to relinquish valuable rights to its technologies or product candidates, or grant licenses on terms unfavorable to Immunic.

Our finance contract (the “Loan Agreement”) with the European Investment Bank (“EIB”) contains various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

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

Risks Related to the Clinical Development and Marketing Approval of Immunic’s Product Candidates

The marketing approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if Immunic is ultimately unable to obtain marketing approval for its product candidates, its business will be substantially harmed.

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
•the FDA or comparable foreign regulatory authorities may find the human subject protections for Immunic’s clinical trials inadequate and place a clinical hold on (i) an IND application at the time of its submission, precluding commencement of any trials, or (ii) one or more clinical trials at any time during the conduct of such trials;
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
•the FDA or comparable foreign regulatory authorities may find inadequate the manufacturing processes or facilities of third-party manufacturers with which Immunic contracts for clinical and commercial supplies of its product candidates; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval.

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, Immunic must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product is safe and effective for its intended use and that the manufacturing facilities, processes and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the United States, it is necessary to submit and obtain approval of a new drug application (“NDA”) from the FDA. The submission of an NDA is subject to the payment of substantial user fees ($2,875,842 for 2021); under certain limited circumstances, a waiver of such fees may be obtained. An NDA must include extensive preclinical and clinical data and supporting information to establish the product safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. After the submission of an NDA, but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by the FDA to ensure compliance with the applicable current good manufacturing practice (“cGMP”) requirements. The FDA, the competent authorities of the member states of the European Economic Area, and comparable foreign regulatory authorities may also inspect Immunic’s clinical trial sites and audit clinical study data to ensure that its studies are properly conducted in accordance with the IND regulations, human subject protection regulations, and current good clinical practice (“cGCP”).

Under the current Prescription Drug User Fee Act (“PDUFA”) guidelines, FDA goal for acting on the submission of an NDA for a new molecular entity is ten months from the date of “filing.” The FDA conducts a preliminary review of an NDA within 60 days after submission to determine whether it is sufficiently complete to permit substantive review, before accepting the NDA for filing. This two month preliminary review effectively extends the typical NDA review period to twelve months. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

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

Regulatory authorities outside of the United States, such as in Europe and Japan and in emerging markets, also have requirements for approval of drugs for commercial sale with which Immunic must comply prior to marketing in those jurisdictions. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of Immunic’s product candidates into the relevant markets. Clinical trials conducted in one country may not be accepted or the results may not be found adequate by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. However, the failure to obtain regulatory approval in one jurisdiction could have a negative impact on Immunic’s ability to obtain approval in a different jurisdiction. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time-consuming. Foreign regulatory approval may be subject to all of the risks associated with obtaining FDA approval. For all of these reasons, Immunic may not obtain foreign regulatory approvals on a timely basis, if at all.

The process to develop, obtain marketing approval for, and commercialize product candidates both inside and outside of the United States is long, complex and costly, and approval is never guaranteed. The time required to obtain approval by the FDA and comparable regulatory foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary between jurisdictions. Even if Immunic’s product candidates were to successfully obtain approval from regulatory authorities, any such approval might significantly limit the approved indications for use, including conditioning approval on the requirement of (i) more limited patient populations, (ii) precautions, warnings or contraindications on the product labeling, including “black box” warnings, (iii) expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies ("REMS"), or surveillance, or (iv) limiting the claims that the product label may make, any of which may impede the successful commercialization of Immunic’s product candidates. Following any approval for commercial sale of Immunic’s product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, may require new studies and will be subject to additional FDA notification, or review and approval. Also, marketing approval for any of Immunic’s product candidates may be withdrawn. If Immunic is unable to obtain and maintain marketing approval for its product candidates in one or more jurisdictions, or any approval contains significant limitations, Immunic’s ability to market its product candidates to its full target market will be reduced and its ability to realize the full market potential of its product candidates will be impaired. Furthermore, Immunic may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue or complete the development of any of its current or future product candidates.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. The FDA and comparable foreign regulatory authorities have substantial discretion when and if to grant approval to Immunic’s product candidates. Even if Immunic believes the data collected from clinical trials of its current product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Immunic’s future clinical trial results also may not be successful.

It is impossible to predict the extent to which the clinical trial process may be affected by existing or prospective legislative and regulatory developments. Due to these and other factors, Immunic’s current or future product candidates could take a significantly longer than expected to gain marketing approval, if at all. This could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of Immunic’s current product candidates.

Preclinical trials must also be conducted in accordance with FDA and comparable foreign regulatory authorities’ legal requirements, regulations or guidelines, including Good Laboratory Practice ("GLP"), an international standard meant to harmonize the conduct and quality of non-clinical studies and the archiving and reporting of findings. Preclinical studies, including long-term toxicity studies and carcinogenicity studies in experimental animals, may require further evaluation, which could affect the risk-benefit evaluation of clinical development, or which may even lead the regulatory agencies to delay, prohibit the initiation of or halt clinical trials or delay or deny marketing authorization applications. Failure to adhere to the applicable GLP standards or misconduct during the course of preclinical trials may invalidate the data and require repeating one or more studies or conducting additional testing.

Clinical trials must also be conducted in accordance with legal requirements, regulations or guidelines of the FDA and comparable foreign regulatory authorities, including human subject protection requirements and GCP. Clinical trials are subject to further oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of Immunic’s current product candidates produced under cGMP and other requirements. Immunic’s clinical trials are conducted at multiple sites, including some sites in countries outside the United States and the European Union, which may subject Immunic to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of foreign and non-European Union contract research organizations ("CROs"), as well as expose Immunic to risks associated with clinical investigators who are unknown to the FDA or European regulatory authorities, and with different standards of diagnosis, screening and medical care.

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
•failure to reach agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•safety or tolerability concerns, which could cause Immunic to suspend or terminate a trial if it finds that participants are exposed to unacceptable health risks;
•regulators or IRBs requiring that Immunic or its investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
•Immunic’s third-party research and manufacturing contractors failing to comply with regulatory requirements or meet their contractual obligations to Immunic in a timely manner, or at all;
•third-party researchers becoming debarred or otherwise penalized by FDA or other regulatory authorities for violations of regulatory requirements, which could call into question data collected by such researcher and potentially affecting Immunic’s ability rely on some or all of the data in support of our marketing applications;
•difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•delays in establishing the appropriate dosage levels;
•the quality or stability of Immunic’s current product candidates falling below acceptable standards;
•the inability to produce or obtain sufficient quantities of Immunic’s current product candidates to complete clinical trials; and
•exceeding budgeted costs due to difficulty in accurately predicting the costs associated with clinical trials.

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

There are significant requirements imposed on Immunic and on clinical investigators who conduct clinical trials that Immunic sponsors. Although Immunic is responsible for selecting qualified clinical investigators, providing them with the information they need to conduct the clinical trial properly, ensuring proper monitoring of the clinical trial, and ensuring that the clinical trial is conducted in accordance with the general investigational plan and protocols contained in the IND, Immunic cannot ensure that clinical investigators will maintain compliance with all regulatory requirements at all times. The pharmaceutical industry has experienced cases where clinical investigators have been found to incorrectly record, omit, or even falsify data. Immunic cannot ensure that the clinical investigators in its trials will not make mistakes or otherwise compromise the integrity or validity of data, any of which would have a significant negative effect on Immunic’s ability to obtain marketing approval, Immunic’s business, and Immunic’s financial condition.

Immunic could encounter delays if a clinical trial is suspended or terminated by Immunic, the IRBs or ethics committees of the institutions in which such trial is being conducted, the independent steering committee, the data safety monitoring board ("DSMB"), for such trial, or the FDA or comparable foreign regulatory authorities. Immunic or such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or Immunic’s clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using the drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Delay or termination of clinical trials of Immunic’s current product candidates will harm their commercial prospects and impair Immunic’s ability to generate revenues from such product candidates. In addition, any delays in completion of Immunic’s clinical trials will increase its costs, slow its development and approval process and jeopardize its ability to commence product sales and generate revenues.

Moreover, clinical investigators for Immunic’s clinical trials may serve as scientific advisors or consultants to Immunic from time to time and receive compensation in connection with such services. Immunic is required to report certain financial relationships with clinical investigators to the FDA and, where applicable, take steps to minimize the potential for bias resulting from such financial relationships. The FDA may evaluate the reported information and conclude that a financial relationship between Immunic and a clinical investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. The FDA may refuse to accept Immunic’s marketing applications, and other delays or even denial of marketing approval could result.

Preclinical testing or clinical trials of any development candidate may also show new and unexpected findings regarding safety and tolerability. Such findings may harm the ability to conduct further development of product candidates, delay such development, require additional expensive tests, harm the ability of Immunic to partner these development candidates, or delay or prevent marketing approval by regulatory agencies. Such findings may also harm the ability to compete in the market with other products or to achieve certain pricing thresholds.

Any of these occurrences could materially adversely affect Immunic’s business, financial condition, results of operations, and prospects. In addition, many of the factors that could cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of Immunic’s current product candidates. Significant clinical trial delays could also allow Immunic’s competitors to bring products to market before Immunic, shorten any periods during which Immunic may have the exclusive right to commercialize any approved current product candidates, and impair its ability to commercialize any approved current product candidates, which may harm Immunic’s business, financial condition, results of operations and prospects.

Use of patient-reported outcomes in Immunic’s clinical trials may delay the development of its product candidates or increase development costs.

Due to the difficulty of objectively measuring the efficacy of IMU-838, patient-reported outcomes ("PROs"), may have an important role in the development and regulatory approval of Immunic’s IMU-838. PROs involve patients’ subjective assessments of efficacy, and this subjectivity increases the uncertainty in determining clinical endpoints. Such assessments can be influenced by factors outside of Immunic’s control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. Use of PROs may make the outcome of trials more uncertain and may increase Immunic’s costs and time to finish regulatory approval trials.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate Immunic advances through clinical trials may not have favorable results in later clinical trials or receive marketing approval.

Clinical failure can occur at any stage of Immunic’s clinical development. The results of preclinical studies and early clinical trials of Immunic’s product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of pharmaceutical companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trials may produce negative or inconclusive results, and Immunic may decide, or regulators may require Immunic, to conduct additional clinical or preclinical testing. Data obtained from trials are susceptible to varying interpretations, and regulators may not interpret Immunic’s data as favorably as Immunic does, which may delay, limit or prevent marketing approval of Immunic’s product candidates. In addition, the design of a clinical trial can determine whether its results will support approval of a product, or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Immunic has limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval for Immunic’s desired indications. Further, clinical trials of product candidates often reveal that it is not practical or feasible to continue development efforts. If one of Immunic’s product candidates is found to be unsafe or lack efficacy, Immunic will not be able to obtain marketing approval for such product candidate and Immunic’s business would be harmed. For example, if the results of Immunic’s clinical trials of its product candidates do not achieve pre-specified endpoints, Immunic is unable to provide primary or secondary endpoint measurements deemed acceptable by the FDA or comparable foreign regulators or Immunic is unable to demonstrate an acceptable level of safety relative to the efficacy associated with its proposed indications, the prospects for approval of Immunic’s product candidates would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than Immunic, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

Immunic may be unable to initiate or complete development of its product candidates on schedule, if at all. The completion of the studies for Immunic’s product candidates will require additional funding. In addition, if regulatory authorities require additional or more time-consuming studies to assess the safety or efficacy of Immunic’s product candidates, Immunic may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of its product candidates. Additional delays may result if the FDA, an FDA advisory committee (if one is convened to review Immunic’s NDA) or other regulatory authority indicates that the product candidate should not be approved or there should be restrictions on approval, such as the requirement for a REMS, to ensure safe use of the drug. Delays in marketing approval or rejections of applications for marketing approval in the United States or other markets may result from many factors, including:

•the FDA or comparable foreign regulatory authorities disagreeing with the design or implementation of Immunic’s clinical trials;
•regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;
•the FDA or comparable regulatory authorities questioning or disagreeing with interpretations of data and results;
•the emergence of new information regarding Immunic’s current or future product candidates or the field of research;
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

Undesirable side effects caused by Immunic’s product candidates could cause Immunic or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. If any of Immunic’s current or future product candidates is associated with serious adverse, undesirable or unacceptable side effects, Immunic may need to abandon such candidate’s development or limit development to certain uses or sub-populations in which such side effects are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many drug candidates that initially showed promise in early-stage or clinical testing have later been found to cause side effects that prevented their further development. Results of Immunic’s trials could reveal a high and unacceptable prevalence of these or other side effects. In such an event, Immunic’s trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order Immunic to cease further development of or deny approval of its product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

Any of these events could prevent Immunic from achieving or maintaining market acceptance of any approved product candidates, and could materially adversely affect Immunic’s business, financial condition, results of operations and prospects.

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

The first of Immunic’s product candidates, IMU-838, is being advanced into a Phase 3 program for RRMS, and pivotal trials are expected to start later in 2021. Immunic is not permitted to market or promote any of its product candidates before it receives regulatory approval from the FDA or comparable foreign regulatory authorities, and Immunic may never receive such regulatory approval for any of its product candidates. Immunic cannot be certain that any of its product candidates will be successful in clinical trials or receive regulatory approval. Further, its product candidates may not receive regulatory approval even if they are successful in clinical trials. If Immunic does not receive regulatory approvals for its product candidates, Immunic may not be able to continue its operations.

Immunic may use its financial and operational resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because Immunic has limited financial and operational resources, it may forego or delay pursuit of opportunities in some programs, product candidates or indications that later prove to have greater commercial potential. Immunic’s resource allocation decisions may cause it to fail to capitalize on viable commercial products or more profitable market opportunities. Immunic’s spending on current and future research and development programs and future product candidates for specific indications may not yield any commercially viable products. Immunic may also enter into additional strategic collaboration agreements to develop and commercialize some of its programs and potential product candidates in indications with potentially large commercial markets. If Immunic does not accurately evaluate the commercial potential or target market for a particular product candidate, it may (i) relinquish valuable rights to that product candidate through strategic collaborations, licensing or other royalty arrangements when it would have been more advantageous to retain sole development and commercialization rights to such product candidate, or (ii) allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaborative arrangement.

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

The specific eligibility criteria of Immunic’s planned clinical trials may further limit the available eligible trial participants. Immunic may not be able to identify, recruit, and enroll a sufficient number of patients to initiate or complete its clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in its planned clinical trials. If patients are unwilling to participate in Immunic’s clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of its product candidates may be delayed.

If Immunic experiences delays in the completion of, or experiences termination of, any clinical trials of its product candidates, the commercial prospects of its product candidates could be harmed, and its ability to generate product revenue from product candidates could be delayed or impaired. In addition, any delays in initiating or completing clinical trials would likely increase Immunic’s overall costs, impair product candidate development and impair Immunic’s ability to obtain regulatory approval. Any of these occurrences may harm its business, financial condition, and prospects significantly.

Even if Immunic receives marketing approval for its product candidates, such approved products will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any approved product candidates could be subject to labeling and other restrictions, and Immunic may be subject to penalties and legal sanctions if it fails to comply with regulatory requirements or experience unanticipated problems with its approved products.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval, manufacturing or commercialization of Immunic’s product candidates. Immunic cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or other jurisdictions. If Immunic is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or not able to maintain regulatory compliance, it may lose any marketing approval that may have been obtained and it may not achieve or sustain profitability, which would adversely affect Immunic’s business.
The occurrence of any event described above may limit Immunic’s ability to commercialize any approved product candidates and harm its business, financial condition, and prospects significantly.

If Immunic fails to obtain regulatory approval in jurisdictions outside the United States, it will not be able to market its products in those jurisdictions.

Immunic intends to market any approved product candidates in international markets, or in conjunction with collaborators. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary from country to country and may require testing in addition to what is required for a marketing application in the United States. Moreover, the time required to obtain approval in other countries may be different than in the United States. In addition, in many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, the failure to obtain approval in one jurisdiction may negatively impact Immunic’s ability to obtain approval in another jurisdiction. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional or different risks. Immunic may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize its products in any market, which would significantly harm Immunic’s business, results of operations and prospects.

Agencies like the FDA and national competition regulators in European countries strictly regulate the promotion of drugs. If Immunic is found to have improperly promoted its current product candidates for uses beyond those that are approved, Immunic may become subject to significant liability.

Regulatory authorities like the FDA and national competition laws in Europe strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling, known as “off-label” use, nor may it be promoted prior to marketing approval. If Immunic receives marketing approval for its product candidates for Immunic’s proposed indications, physicians may nevertheless prescribe Immunic’s products for their patients in a manner that is inconsistent with the approved label if the physicians personally believe in their professional medical judgment it could be used in such manner. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

In addition, the FDA requires that promotional claims not be “false or misleading” as such terms are interpreted by the FDA. For example, the FDA requires substantial evidence, which generally consists of two adequate and well-controlled head-to-head clinical trials, for a company to make a claim that its product is superior to another product in terms of safety or effectiveness. Generally, unless Immunic performs clinical trials meeting that standard comparing its product candidates to competing products and these claims are approved for Immunic’s product labeling, Immunic will not be able promote its current product candidates as superior to competing products.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which Immunic may obtain marketing approval. Immunic’s current and future arrangements with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors may expose Immunic to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act ("FCA"), that may constrain the business or financial arrangements and relationships through which Immunic sells, markets and distributes any drug candidates for which it obtains marketing approval. In addition, Immunic may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which Immunic conducts its business. The applicable federal, state and foreign healthcare laws that may affect Immunic’s ability to operate include the following:

•The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. Remuneration has been interpreted broadly to include anything of value. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and those activities may be subject to scrutiny or penalty if they do not qualify for an exemption or safe harbor. A conviction for violation of the Anti-Kickback Statute results in mandatory exclusion from participation in federal healthcare programs. This statute has been applied to arrangements between pharmaceutical manufacturers and those in a position to purchase products or refer others including prescribers, patients, purchasers and formulary managers. In addition, the Affordable Care Act amended the Social Security Act to provide that the U.S. government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act penalties for which are described below.

•Federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,665 to $23,331 per false claim or statement.

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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
•The federal Open Payments program, created under the Physician Payment Sunshine Act, also known as Section 6002 of the Patient Protection and Affordable Care Act (the “Affordable Care Act”), and its implementing regulations, impose annual reporting requirements for certain manufacturers of drugs, devices, biologicals and medical supplies for payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The SUPPORT for Patients and Communities Act expanded the scope of reporting such that companies must also report payments and transfers of value provided to other types of healthcare professionals. Failure to submit timely, accurately and completely the required information for all covered payments, transfers of value and ownership or investment interests may result in civil monetary penalties.
•There are many analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
•The Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it.

Efforts to ensure that Immunic’s future business arrangements with third parties comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that Immunic’s business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If Immunic’s operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, Immunic may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of Immunic’s operations, which could significantly harm its business. If any of the physicians or other healthcare providers or entities with whom Immunic expects to do business, including current and any future collaborators are found not to be in compliance with applicable laws, those persons or entities may be subject to criminal, civil or administrative sanctions, including exclusion from participation in government healthcare programs, which could also affect Immunic’s business.

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as import and export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties and other remedial measures, and incur legal expenses, which could adversely affect our business, financial condition, results of operations, stock price and prospects.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States and authorities in the European Union, including applicable import and export control regulations, economic sanctions on countries and persons, anti-money laundering laws, customs requirements and currency exchange regulations, collectively referred to as trade control laws.

We can provide no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws or other legal requirements, including trade control laws. If we are not in compliance with applicable anti-corruption laws or trade control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and incur legal expenses, which could have an adverse impact on our business, financial condition, results of operations, stock price and prospects. Likewise, any investigation of any potential violations of these anti-corruption laws or trade control laws by U.S. or other authorities could also have an adverse impact on our reputation, business, financial condition, results of operations, stock price and prospects.

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

Immunic’s revenue prospects could be affected by changes in healthcare spending and policy in the United States and other jurisdictions. Immunic operates in a highly regulated industry and new laws, regulations, judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact Immunic’s business, financial condition, results of operations and prospects. There is significant interest in promoting healthcare reform, as evidenced by the enactment in the United States of the Affordable Care Act. Among other things, the Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, revising the methodology by which rebates owed by manufacturers for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, extending Medicaid rebates to individuals enrolled in Medicaid managed care plans, imposing mandatory discounts for certain Medicare Part D beneficiaries who fall into a coverage gap, and subjecting drug manufacturers to payment of an annual fee based on its market share of prior year total sales of branded programs to certain federal healthcare programs.

There have been judicial and congressional challenges to the Affordable Care Act, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. In 2019, the United States Court of Appeals for the Fifth Circuit upheld a lower court decision finding the Affordable Care Act unconstitutional and eliminating the individual mandate. The U.S. Supreme Court declined to expedite this appeal, and thus will not issue a decision until early 2021. If a new law is enacted, or if the Affordable Care Act is overturned by the Supreme Court, many if not all of the provisions of the Affordable Care Act may no longer apply to prescription drugs. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how any future products are paid for and reimbursed by government and private payors, our business could be adversely impacted.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which started in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, also reduced Medicare payments to several categories of healthcare providers. The Biden administration and Congress may announce initiatives intended to result in lower drug prices. We are not in a position to know at this time whether such initiatives will become law or what impact they would have on our business.

Immunic expects that additional healthcare reform measures and drug pricing regulations that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the revenue that it receives for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent Immunic from being able to generate revenue or commercialize Immunic’s drugs.

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
•Immunic’s ability to set a price for its products that Immunic believes is fair;
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

Immunic’s research and development activities and the activities of its third-party manufacturers and suppliers involve the controlled storage, use, and disposal of hazardous materials, including the components of its product candidates and other hazardous compounds. Immunic and its manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at facilities of Immunic and its manufacturers pending their use and disposal. Immunic cannot eliminate the risk of contamination, which could cause an interruption of its commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although Immunic believes that the safety procedures utilized by it and its third-party manufacturers and suppliers for handling and disposing of these materials generally comply with the standards prescribed by applicable laws and regulations, Immunic cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In the event of contamination of injury, Immunic may be held liable for any resulting damages, which could exceed its resources or result in government-imposed restrictions on Immunic’s use of specified materials or interruptions of its business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent over time. Immunic cannot predict the impact of such changes and cannot be certain of its future compliance. Immunic does not currently carry biological or hazardous waste insurance coverage.

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

Immunic may not be able to win contracts or grants from governments, academic institutions or non-profits.

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

Immunic’s success as a biotechnology company depends on its continued ability to attract, retain and motivate highly qualified management and scientific and clinical personnel. The loss of the services of any of Immunic’s management could delay or prevent obtaining marketing approval or commercialization of its product candidates.

Immunic may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biotechnology, pharmaceutical and other companies. Immunic’s failure to attract, hire, integrate and retain qualified personnel could impair its ability to achieve its business objectives.

If a successful product liability claim or series of claims is brought against Immunic for uninsured liabilities or in excess of insured liabilities, Immunic could be forced to pay substantial damage awards.

The use of any of Immunic’s product candidates in clinical trials and the sale of any approved products may expose Immunic to product liability claims. Immunic currently maintains product liability insurance. Immunic intends to monitor the amount of coverage it maintains as the size and design of its clinical trials evolve and adjust the amount of coverage it maintains accordingly. However, there is no assurance that such insurance coverage will fully protect Immunic against some or all of the claims to which it might become subject. Immunic might not be able to maintain adequate insurance coverage at a reasonable cost or in sufficient amounts or scope to protect it against potential losses. In the event a claim is brought against Immunic, it might be required to pay legal and other expenses to defend the claim, as well as uncovered damages awards resulting from a claim brought successfully against Immunic. Furthermore, whether or not Immunic is ultimately successful in defending any such claims, Immunic might be required to direct financial and managerial resources to such defense and adverse publicity could result, all of which could harm Immunic’s business.

Immunic’s employees, independent contractors, investigators, CROs, consultants, collaborators and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

Immunic is exposed to the risk that its employees and other third parties may engage in fraudulent conduct or other illegal activity. Misconduct by employees and other third parties could include intentional, reckless and/or negligent conduct or violation of FDA regulations and laws that require requiring reporting true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to Immunic’s reputation. It is not always possible to identify and deter employee and other third-party misconduct, and the precautions Immunic takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting Immunic from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against Immunic, and Immunic is not successful in defending itself or asserting its rights, those actions could have a significant impact on Immunic’s business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of Immunic’s operations, any of which could adversely affect Immunic’s ability to operate. Even if Immunic is ultimately successful in defending any such actions, Immunic could be required to divert financial and managerial resources to such action and adverse publicity could result, all of which could harm Immunic’s business.

Immunic will need to expand its organization and Immunic may experience difficulties in managing this growth, which could disrupt its operations.

As of February 26, 2021, Immunic had 28 employees. As Immunic’s development and commercialization plans and strategies develop, Immunic may need additional managerial, operational, sales, marketing, financial, legal and other resources. Its management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing its growth. As Immunic advances its product candidates through clinical trials, it will need to expand its development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. As Immunic’s operations expand, Immunic expects that it will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

Immunic may not be able to effectively manage the expansion of its operations, which may result in weaknesses in its infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Immunic’s expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If Immunic’s management is unable to effectively manage its growth, its expenses may increase more than expected, its ability to generate and/or grow revenue could be reduced and Immunic may not be able to implement its business strategy. Immunic’s future financial performance and its ability to commercialize product candidates and compete effectively will depend, in part, on its ability to effectively manage any future growth.

Immunic’s internal computer systems, or those of its development collaborators, third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of Immunic’s product development programs.

Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, cybersecurity threats, war and telecommunication and electrical failures. We may experience cyber-attacks on our information technology systems by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors. If any such cyber-attack or physical intrusion were to cause interruptions in our operations, such as a material disruption of our development programs or our manufacturing operations, whether due to a loss of our trade secrets or other proprietary information, it would have a material and adverse effect on us. For example, the loss of clinical trial data from one or more ongoing or completed or future clinical trials could result in delays in our regulatory approval efforts, significantly increase our costs to recover or reproduce the data and expose us to liability. In addition, any breach of our computer systems or physical premises could result in a loss of data or compromised data integrity across more than one of our programs in different stages of development. Any such breach, loss, or compromise of clinical trial participant personal data may also subject us to civil fines and penalties or claims for damages, either under the General Data Protection Regulation and relevant member state law in the European Union, other foreign laws, and HIPAA, and other relevant state and federal privacy laws in the United States including the California Consumer Privacy Act. On May 13, 2020, the Federal Bureau of Investigation (“FBI”) and Cybersecurity and Infrastructure Security Agency announced that the FBI is investigating the targeting and compromise of U.S. organizations conducting COVID-19-related research by People’s Republic of China-affiliated cyber actors. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, including but not limited to information related to our IMU-838 product candidate, we could incur liability, our competitive and reputational position could be harmed, and the further development and commercialization of our investigational medicines could be delayed. On July 31, 2020 we discovered that an email account at the Company was subject to attempted unauthorized access for a period of up to 24 hours and we have hired an investigator to ascertain what, if any, Company or patient information was impacted. We do not currently believe any confidential or proprietary information was compromised and have taken steps to prevent unauthorized action in the future such as implementing two factor authentication for our email accounts. While we believe that our insurance policies include liability coverage for security breaches, we could be subject to indemnity claims or other damages that exceed our insurance coverage. As a result, the ramifications of a potential security breach could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as cause a decline in the trading price of our common stock.

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

Market acceptance is critical to Immunic’s ability to generate revenue. Any approved and commercialized product candidate may be accepted in only limited capacities or not at all. If any approved products are not accepted by the market to the extent that Immunic expects, Immunic may not be able to generate revenue and its business would suffer.

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

In addition, Immunic currently does not have marketing, sales or distribution capabilities for its product candidates. In order to commercialize any of Immunic’s products that receive marketing approval, it would have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and Immunic may not be successful in doing so. In the event of successful development of Immunic’s product candidates, if Immunic elects to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of Immunic’s internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. Immunic may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems Immunic may create. If Immunic is unable to enter into collaborations with third parties for the commercialization of any approved products on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of Immunic’s product or otherwise fails in commercialization efforts, Immunic may not be able to successfully commercialize its product candidates if it receives marketing approval. If Immunic is not successful in commercializing its product candidates, either on its own or through collaborations with one or more third parties, its future revenue will be materially and adversely impacted.

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

Immunic faces significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. Immunic may also be restricted under existing and future collaboration agreements from entering into agreements on certain terms with other potential collaborators. Immunic may not be able to negotiate collaborations on acceptable terms, or at all. Any of these contingencies may require Immunic to curtail the development of a particular product, reduce or delay its development program or one or more of its other development programs, delay its potential commercialization or reduce the scope of its sales or marketing activities, or increase its expenditures and undertake development or commercialization activities at its own expense. If Immunic elects to increase its expenditures to fund development or commercialization activities on its own, Immunic may need to obtain additional capital, which may not be available to Immunic on acceptable terms or at all. If Immunic does not have sufficient funds, Immunic will not be able to bring its product candidates to market and generate product revenue. If Immunic does enter into a new collaboration agreement, it could be subject to the following risks, each of which may materially harm Immunic’s business, commercialization prospects and financial condition:
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

The pricing, coverage, and reimbursement of any of Immunic’s approved products must be sufficient to support its commercial efforts and other development programs, and the availability and adequacy of coverage and reimbursement by third-party payors, including governmental and private insurers, are essential for most patients to be able to afford expensive treatments. Sales of any of Immunic’s approved product candidates will depend substantially, both domestically in other jurisdictions, on the extent to which the costs of any of its approved products will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government payors and private payors. If coverage and reimbursement are not available, or are available only in limited amounts, Immunic may have to subsidize or provide products for free or Immunic may not be able to successfully commercialize its products.

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services ("CMS"), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for Immunic’s novel product candidates and what reimbursement codes its product candidates may receive if approved. There also may be delays in obtaining coverage for newly-approved drugs. Obtaining coverage and reimbursement approval is time-consuming and costly, requiring us to provide payors with scientific, clinical, and cost-

effectiveness data. Further, eligibility for coverage does not necessarily signify that a drug will be reimbursed in all cases or at a rate that covers our costs. Thus, even if we succeed in bringing a product to market, it may not be considered medically necessary or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis.

Outside the United States, international operations are generally subject to extensive governmental price controls and other price-restrictive regulations, and Immunic believes the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of products. In many countries, the prices of products are subject to varying price control mechanisms as part of national health systems. Price controls or other changes in pricing regulation could restrict the amount that Immunic is able to charge for any of its products. Accordingly, the potential revenue and profits from markets outside the United States may be commercially inadequate.

Moreover, increasing efforts by governmental and private payors in the United States and other jurisdictions to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for Immunic’s products. Immunic expects to experience pricing pressures in connection with products due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs in particular, has and is expected to continue to increase in the future. For instance, government and private payors who reimburse patients or healthcare providers are increasingly seeking greater upfront discounts, additional rebates and other concessions to reduce prices for pharmaceutical products. As a result, it may be difficult for any of Immunic’s products to achieve profitability, even if they receive regulatory approval.

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

If Immunic’s competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than Immunic does, they could establish a strong market position before Immunic is able to enter the market. Third-party payors, including governmental and private insurers, also may encourage the use of generic products. Failure of any approved product candidates to effectively compete against established treatment options or in the future with new products currently in development would harm Immunic’s business, financial condition, results of operations and prospects.

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

Immunic does not currently own or operate manufacturing facilities for clinical or commercial production of its product candidates. Immunic lacks the resources and the capability to manufacture any of its product candidates on a clinical or commercial scale. Instead, Immunic relies on, and expects to continue to rely on, third parties for the supply of raw materials and manufacture of drug supplies necessary to conduct its preclinical studies and clinical trials. Immunic’s reliance on third parties for manufacturing exposes Immunic to additional risks. Delays in production by third parties could delay Immunic’s clinical trials or have an adverse impact on any commercial activities. In addition, Immunic’s dependence on third parties for the manufacture of and formulation of its product candidates subjects it to the risk that such products may have manufacturing defects that Immunic has limited ability to prevent or control. Although Immunic oversees these activities to ensure compliance with its quality standards, budgets and timelines, Immunic has, and will continue to have, less control over the manufacturing of its product candidates than if it was to manufacture its product candidates. Further, the third parties Immunic contracts with could have staffing difficulties, might undergo changes in priorities or may become financially distressed, any of which would adversely affect the manufacturing and production of Immunic’s product candidates. In addition, a third party could be acquired by, or enter into an exclusive arrangement with, one of Immunic’s competitors, which would adversely affect Immunic’s ability to access the formulations it requires for the manufacturing of its product candidates.

The facilities used by Immunic’s current contract manufacturers and any future manufacturers to manufacture Immunic’s product candidates must be inspected by the FDA after Immunic submits its NDA. Immunic does not control the manufacturing process of, and is completely dependent on, its contract manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If Immunic’s contract manufacturers cannot successfully manufacture material that conforms to Immunic’s specifications and the strict regulatory requirements of the FDA, the FDA may refuse to approve Immunic’s NDA. If the FDA does not approve Immunic’s NDA because of concerns about the manufacture of its product candidates or if significant manufacturing issues arise in the future, Immunic may need to find alternative manufacturing facilities, which would significantly impact its ability to develop its product candidates, obtain marketing approval of its NDA or to continue to market any approved product candidates. Although Immunic is ultimately responsible for ensuring compliance with these regulatory requirements, Immunic does not have day-to-day control over a contract manufacturing organization ("CMO"), or other third-party manufacturer’s compliance with applicable laws and regulations, including cGMPs and other laws and regulations, such as those related to environmental health and safety matters. Any failure to achieve and maintain compliance with these laws, regulations and standards could subject Immunic to the risk that Immunic may have to suspend the manufacturing of its product candidates or that obtained approvals could be revoked, which would adversely affect Immunic’s business and reputation. In addition, third-party contractors, such as Immunic’s CMOs, may elect not to continue to work with Immunic due to factors beyond Immunic’s control. They may also refuse to work with Immunic because of their own financial difficulties, business priorities or other reasons, at a time that is costly or otherwise inconvenient for Immunic. If Immunic was unable to find adequate replacement or another acceptable solution in time, Immunic’s clinical trials could be delayed or its commercial activities could be harmed.

Problems with the quality of the work performed by third parties may lead Immunic to seek to terminate its working relationships and use alternative service providers. However, making this change may be costly and may delay clinical trials. In addition, it may be very challenging, and in some cases impossible, to find replacement service providers that can develop and manufacture Immunic’s drug candidates in an acceptable manner and at an acceptable cost and on a timely basis. The sale of products containing any defects or any delays in the supply of necessary services could adversely affect Immunic’s business, financial condition, results of operations, and prospects.
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

Immunic or the third parties it relies on may encounter problems in clinical trials that may cause Immunic or the FDA or foreign regulatory agencies to delay, suspend or terminate Immunic’s clinical trials at any phase. These problems could include the possibility that Immunic may not be able to manufacture sufficient quantities of materials for use in its clinical trials, conduct clinical trials at its preferred sites, enroll a sufficient number of patients for its clinical trials at one or more sites, or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, Immunic, the FDA or foreign regulatory agencies may suspend clinical trials of Immunic’s product candidates at any time if Immunic or they believe the subjects participating in the trials are being exposed to unacceptable health risks, whether as a result of adverse events occurring in Immunic’s trials or otherwise, or if Immunic or they find deficiencies in the clinical trial process or conduct of the investigation. The FDA or foreign regulatory agencies could also require additional clinical trials before or after granting marketing approval for any products, which would result in increased costs and significant delays in the development and commercialization of such products and could result in the withdrawal of such products from the market even if marketing approval has already been obtained. Immunic’s failure to adequately demonstrate the safety and efficacy of a product candidate in clinical development could delay or prevent marketing approval of the product candidate. Even if market approval has already been obtained, adverse data from post-approval studies could result in the product being withdrawn from the market. These contingencies would likely have a material adverse effect on Immunic’s business.

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
•any such collaboration may significantly limit Immunic’s share of potential future profits from the associated program, and may require it to relinquish potentially valuable rights to its current product candidates, potential product candidates or proprietary technologies or grant licenses on terms that are not favorable to Immunic;
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
•the collaborations may not result in Immunic achieving revenues to justify such transactions; and
•collaborations may be terminated, which may require Immunic to raise additional capital to pursue further development or commercialization of the applicable product candidate.

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

Should Immunic’s obligation under an indemnification provision exceed applicable insurance coverage or if Immunic were denied insurance coverage, Immunic’s business, financial condition and results of operations could be adversely affected. Similarly, if Immunic is relying on a collaborator to indemnify Immunic and the collaborator is denied insurance coverage or the indemnification obligation exceeds the applicable insurance coverage, and if the collaborator does not have other assets available to indemnify Immunic, Immunic’s business, financial condition and results of operations could be adversely affected.

If Immunic’s contract manufacturers fail to comply with continuing regulations, resulting enforcement action could adversely affect Immunic.

If any of Immunic’s contract manufacturers fails to comply with regulatory requirements or if previously unknown problems with products, such manufacturers or manufacturing processes are discovered, Immunic or the manufacturer could be subject to administrative or judicially imposed sanctions, including restrictions on the products or the manufacturers or manufacturing processes Immunic uses, warning letters, untitled letters, civil or criminal penalties, fines, injunctions, product seizures or detentions, import bans, voluntary or mandatory product recalls and publicity requirements, suspension or withdrawal of regulatory approvals, total or partial suspension of production, and refusal to approve pending applications for marketing approval of new products.

Risks Related to Immunic’s Intellectual Property

Immunic’s proprietary rights may not adequately protect its technologies and product candidates.

Immunic’s commercial success will depend in part on its ability to obtain additional patents and protect its existing patent position as well as its ability to maintain adequate protection of other intellectual property for its technologies, product candidates, and any future products in the United States and other countries. If Immunic does not adequately protect its intellectual property, competitors may be able to use Immunic’s technologies and erode or negate any competitive advantage Immunic may have, which could harm Immunic’s business and ability to achieve profitability. The laws of some foreign countries, in particular China and India, do not protect Immunic’s proprietary rights to the same extent or in the same manner as U.S. laws, and Immunic may encounter significant problems in protecting and defending its proprietary rights in these countries. Immunic will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that Immunic’s proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Immunic applies for patents covering both its technologies and product candidates as it deems appropriate. However, Immunic may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Immunic’s existing patents and any future patents it obtains may not be sufficiently broad to prevent others from using its technologies or developing competing products and technologies. Immunic cannot be certain that its patent applications will be approved or that any patents issued will adequately protect Immunic’s intellectual property.

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
•governmental authorities will exercise any of its statutory rights to Immunic’s intellectual property that was developed with government funding; or
•Immunic’s business may infringe the patents or other proprietary rights of others.

The actual protection afforded by a patent varies based on products or processes, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country, the validity and enforceability of the patents and Immunic’s financial ability to enforce its patents and other intellectual property. Immunic’s ability to maintain and solidify its proprietary rights to its product candidates and future products will depend on its success in obtaining effective claims and enforcing those claims once granted. Immunic’s issued patents and those that may issue in the future, or those licensed to Immunic, may be challenged, narrowed, invalidated or circumvented, and the rights granted under any issued patents may not provide Immunic with proprietary protection or competitive advantages against competitors with similar products. Due to the extensive amount of time required for the development, testing and regulatory review of a product candidate, it is possible that, before any of Immunic’s product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Immunic may also rely on trade secrets to protect some of its technology, especially where Immunic does not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While Immunic uses reasonable efforts to protect its trade secrets, Immunic’s or any of its collaborators’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose Immunic’s proprietary information to competitors and Immunic may not have adequate remedies in respect of such disclosure. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If Immunic’s competitors independently develop equivalent knowledge, methods or know-how, Immunic would not be able to assert its rights to trade secrets and Immunic’s business could be harmed.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and Immunic’s intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, Immunic may not be able to prevent third parties from practicing Immunic’s technologies in all countries outside the United States, or from selling or importing products made using Immunic’s technologies in and into the United States or other jurisdictions. Competitors may use Immunic’s technologies in jurisdictions where Immunic has not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where Immunic has patent protection but enforcement rights are weaker than in the United States. These products may compete with Immunic’s product candidates in jurisdictions where Immunic does not have any issued patents and Immunic’s patent claims or other intellectual rights may not be effective or sufficient to prevent such competition.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents and other intellectual property rights, which could make it difficult for Immunic to stop the infringement of its patents generally. Proceedings to enforce Immunic’s patent rights in foreign jurisdictions could result in substantial costs and divert Immunic’s efforts and attention from other aspects of its business, could put its patents at risk of being invalidated or interpreted narrowly and its patent applications at risk of not issuing and could provoke third parties to assert claims against Immunic. Immunic may not prevail in any lawsuits that it initiates and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, Immunic’s efforts to enforce its intellectual property rights throughout the world may be inadequate to obtain a significant commercial advantage from the intellectual property that it develops or licenses.

If Immunic does not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, it may be unable to extend the term of marketing exclusivity for its product candidates and its business may be materially harmed.

Depending on the timing, duration and specifics of any FDA marketing approval of Immunic’s product candidates, one of the U.S. patents covering each of such approved product or the use thereof may be eligible for up to five years of patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act allows extension of a maximum of one patent per FDA-approved product. Patent term extension or special protection certificates also may be available in certain foreign countries upon regulatory approval of Immunic’s product candidates. Nevertheless, Immunic may not be granted patent term extension either in the United States or in any foreign country because of, among other things, failing to apply prior to applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension afforded as well as the scope of patent protection during any such extension could be less than Immunic requests.

If Immunic is unable to obtain patent term extension or restoration, or the term of any such extension is less than Immunic or its collaborators request, the period during which Immunic will have the right to exclusively market its product will be shortened and Immunic’s competitors may obtain approval of competing products following Immunic’s patent expiration, and Immunic’s revenue could be materially reduced.

Immunic may not identify relevant patents or may incorrectly interpret the relevance, scope or expiration of a patent, which may adversely affect Immunic’s ability to develop and market its product candidates.

Immunic cannot guarantee that any of its patent searches or analyses (including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents) are complete or thorough, nor can Immunic be certain that Immunic has identified each and every patent and pending application in the United States and other jurisdictions that is relevant to or necessary for the commercialization of its product candidates in any jurisdiction.

The scope of a patent claim is determined by legal interpretation, the written disclosure in a patent and the patent’s prosecution history. Immunic’s interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact its ability to market its product candidates. Immunic may incorrectly determine that its product candidates are not covered by a third-party patent.

Many patents may cover a marketed product, including but not limited to patents covering the composition, methods of use, formulations, production processes and purification processes of or for the product. The identification of all patents and their expiration dates relevant to the production and sale of a therapeutic product is extraordinarily complex and requires sophisticated legal knowledge in the relevant jurisdiction. It may be impossible to identify all patents in all jurisdictions relevant to a marketed product. Immunic’s determination of the expiration date of any patent in the United States or other jurisdictions that it considers relevant may be incorrect, which may negatively impact its ability to develop and market its product candidates.

Obtaining and maintaining Immunic’s patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and Immunic’s patent protection could be reduced or eliminated for non-compliance with these requirements.

The United States Patent and Trademark Office ("USPTO"), and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patent and/or pending patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent or patent application. Immunic employs an outside firm and relies on its outside counsel to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are many situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If Immunic fails to maintain the patents and patent applications covering its product candidates, Immunic’s competitors might be able to enter the market sooner, which would have a material adverse effect on Immunic’s business.

The patent protection for Immunic’s product candidates may expire before Immunic is able to maximize their commercial value, which may subject Immunic to increased competition and reduce or eliminate its opportunity to generate product revenue.

The patents for Immunic’s product candidates have varying expiration dates and, if these patents expire, Immunic may be subject to increased competition and Immunic may not be able to recover its development costs or market any of its approved products profitably. In some of the larger potential markets, such as the United States and Europe, patent term extension or restoration may be available to compensate for time taken during aspects of the product’s development and regulatory review. However, Immunic cannot be certain that such an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extension period will be. In addition, even though some regulatory authorities may provide some other exclusivity for a product under their own laws and regulations, Immunic may not be able to qualify the product or obtain exclusivity. If Immunic is unable to obtain patent term extension, restoration or some other exclusivity, Immunic could be subject to increased competition and its opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, Immunic may not have sufficient time to recover its development costs prior to the expiration of its U.S. and foreign patents.

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

Interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to patents of Immunic’s licensors and patent applications or those of Immunic’s current or future collaborators. An unfavorable outcome could require Immunic to cease using the technology or to attempt to license rights to it from the prevailing party. Immunic’s business could be harmed if a prevailing party does not offer Immunic a license on terms that are acceptable to Immunic. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of Immunic’s management and other employees. Immunic may not be able to prevent, alone or with its collaborators, misappropriation of its proprietary rights, particularly in countries whose laws do not grant the same protections to intellectual property as fully as the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Immunic’s confidential and proprietary information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of Immunic’s common stock.

Third-party claims of intellectual property infringement or misappropriation may adversely affect Immunic’s business and could prevent Immunic from developing or commercializing its product candidates.

Immunic’s commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex-parte review, inter party review and post-grant review proceedings before the USPTO and foreign patent offices. Numerous U.S. and foreign patents and patent applications exist in the fields in which Immunic is developing and may develop its product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that Immunic’s product candidates may be subject to third-party claims of patent infringement. Third-party claims that Immunic infringes on their products or technology could present a number of issues, including:
•infringement and other intellectual property claims, whether with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from Immunic’s core business;
•the risk of substantial court-imposed damages for past infringement;
•a court prohibiting Immunic from selling or licensing its product unless the patent holder licenses the patent to Immunic, which it would not be required to do;
•even if a license is available from the patent holder, Immunic may have to pay substantial royalties or grant cross licenses to Immunic’s patents; and
•Immunic may need to redesign its processes to avoid further infringement, which may not be possible or could require expenditure of substantial funds and time.

Third parties may assert that Immunic is employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Immunic’s product candidates, that Immunic failed to identify. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering Immunic’s product candidates may have been filed by others without the knowledge of Immunic or its licensors. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover Immunic’s product candidates or the use or manufacture of its product candidates. Immunic may also face misappropriation claims if a third party believes that Immunic inappropriately obtained and used its trade secrets. If the third-party prevails on such claims, Immunic may be prevented from further using such trade secrets, limiting its ability to develop its product candidates, and may be required to pay damages.

If a court of competent jurisdiction held that any third-party patents cover aspects of Immunic’s materials, formulations, methods of manufacture or methods for treatment, the holders of any such patents would be able to block Immunic’s ability to develop and commercialize the applicable product candidate until such patent expired or unless Immunic obtains a license. A license may not be available on acceptable terms, if at all. Even if Immunic was able to obtain a license, the rights could be nonexclusive, which could result in Immunic’s competitors having access to its licensed intellectual property.

Ultimately, Immunic could be prevented from commercializing a product, or be forced to cease some aspect of its business operations, if, as a result of actual or threatened patent infringement claims, Immunic is unable to enter into licenses on acceptable terms or at all. In addition, during the course of any patent or other intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of Immunic’s product candidates, programs, or intellectual property could be diminished. Accordingly, the market price of Immunic’s common stock may decline.

Parties making claims against Immunic may obtain injunctive or other equitable relief, which could effectively block Immunic’s ability to further develop and commercialize one or more of its product candidates. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time-consuming, regardless of the outcome. Thus, even if Immunic was to ultimately prevail, or to settle at an early stage, such litigation could burden Immunic with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of Immunic’s management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against Immunic, Immunic may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign its infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial expenditure of time and money. In addition, the uncertainties associated with litigation could have a material adverse effect on Immunic’s ability to raise the funds necessary to continue its clinical trials, continue its research programs, license necessary technology from third parties, or enter into collaborative arrangements that would help Immunic bring its product candidates to market.

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

For Immunic’s U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act ("the AIA"), was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and reviewed after issuance, and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of Immunic’s business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of patent rights, all of which could have a material adverse effect on Immunic’s business and financial condition.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but Immunic or Immunic’s licensor could therefore be awarded a patent covering an invention of Immunic’s even if Immunic or its licensor had made the invention before the third party. This will require Immunic to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, Immunic’s ability to obtain and maintain valid and enforceable patent rights depends on whether the differences between the licensor’s or Immunic’s technology and the prior art allow Immunic’s technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, Immunic cannot be certain that a licensor or it was the first to either (i) file any patent application related to Immunic’s product candidates or (ii) invent any of the inventions claimed in Immunic’s patents or patent applications.

Among other changes, the AIA limits where a patentee may file a patent infringement suit and provides opportunities for third parties to challenge any issued patent in the USPTO. This applies to all U.S. patents, even those issued before March 16, 2013. Because the evidentiary standard to invalidate a patent claim in USPTO proceedings is lower than for a procedure in U.S. federal court, a third party may attempt to use the USPTO procedures to invalidate patent rights that would not have been invalidated in federal court.

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

Intellectual property rights do not protect against all potential threats to Immunic’s competitive advantage.

The degree of future protection afforded by Immunic’s intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect Immunic’s business, or permit Immunic to maintain its competitive advantage. The following examples are illustrative:
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

Trade secrets and/or confidential know-how can be difficult to maintain as confidential. To protect this type of information against disclosure or appropriation by competitors, Immunic requires its employees, consultants, contractors and advisors to enter into confidentiality agreements with Immunic. However, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose Immunic’s confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party obtained illegally and is using trade secrets and/or confidential know-how is expensive, time-consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

Failure to obtain or maintain trade secrets and/or trade protection of confidential know-how could adversely affect Immunic’s competitive position. Moreover, Immunic’s competitors may independently develop substantially equivalent proprietary information and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, Immunic’s competitors could limit Immunic’s use of its trade secrets and/or confidential know-how.

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

Immunic has received confidential and proprietary information from third parties. In addition, Immunic employs individuals who were previously employed at other biotechnology or pharmaceutical companies. Immunic may be subject to claims that Immunic or its employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information of third parties or the former employers of Immunic’s employees, consultants or independent contractors.

Further, Immunic may be subject to ownership disputes in the future arising from, among other things, consultants or third-parties who are involved in developing Immunic’s product candidates. Immunic may also be subject to claims that former employees, consultants, independent contractors, collaborators or other third parties have an ownership interest in Immunic’s patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging Immunic’s right to and use of confidential and proprietary information. If Immunic fails in defending any such claims, in addition to paying monetary damages, Immunic may lose its rights to certain intellectual property. Such an outcome could have a material adverse effect on Immunic’s business.

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

Because Immunic relies on third parties to assist with research and development and to manufacture its product candidates, Immunic must, at times, share trade secrets with them. Immunic seeks to protect its proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with its advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use, disclose or publish Immunic’s confidential information, including its trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets will become known to Immunic’s competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that Immunic’s proprietary position is based, in part, on its know-how and trade secrets, a competitor’s discovery of Immunic’s trade secrets or other unauthorized use or disclosure would impair Immunic’s competitive position and may have a material adverse effect on its business.

In the future Immunic may also conduct joint research and development programs that may require it to share trade secrets under the terms of its research and development or similar agreements. Despite Immunic’s efforts to protect its trade secrets, Immunic’s competitors may discover its trade secrets, either through breach of Immunic’s agreements with third parties, independent development or publication of information by any of Immunic’s third-party collaborators. A competitor’s discovery of Immunic’s trade secrets would impair Immunic’s competitive position and have an adverse impact on its business.

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

Immunic incurs significant legal, accounting and other expenses that it would not incur as a private company, including costs associated with public company reporting requirements. Immunic also incurs costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules implemented by the SEC and The Nasdaq Stock Market ("Nasdaq"). These rules and regulations increase the company’s legal and financial compliance costs and make some activities more time-

consuming and costly. Not all members of Immunic’s management have previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for the company to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for Immunic to attract and retain qualified individuals to serve on its board of directors or as executive officers of the company, which may adversely affect investor confidence in Immunic and could cause Immunic’s business or stock price to suffer.

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

In addition, Immunic is no longer eligible for reduced disclosure requirements and exemptions requirements applicable to emerging growth companies regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation and as such, Immunic will hold a say-on-pay vote and a say-on-frequency vote at its 2021 annual meeting of stockholders. Immunic expects that the increased disclosure requirements will require additional attention from management and will result in increased costs to the company, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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
•failure of any of Immunic’s approved product candidates to achieve commercial success;
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
•adverse publicity relating to the markets in which Immunic operates, including with respect to other products and product candidates in such markets;
•the introduction of technological innovations or new therapies that compete with product candidates of Immunic;
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

Additionally, a decrease in the stock price of Immunic may cause the company’s common stock to no longer satisfy the continued listing standards of The Nasdaq Global Select Market. If the company is not able to maintain the requirements for listing on The Nasdaq Global Select Market, it could be delisted, which could have a materially adverse effect on its ability to raise additional funds as well as the price and liquidity of its common stock.

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

The current expectation is that Immunic will retain any future earnings to fund the development and growth of its business. As a result, any capital appreciation of the common stock of the company will be stockholders’ sole source of any gain for the foreseeable future.

The ownership of Immunic’s common stock is highly concentrated, which may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause Immunic’s stock price to decline.

Executive officers and directors of Immunic and their affiliates and entities that are related to such officers and directors beneficially own or control approximately 31% of the outstanding shares of common stock of the company. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of Immunic’s assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of Immunic, even if such a change of control would benefit the other stockholders of the company. The significant concentration of stock ownership may adversely affect the trading price of Immunic’s common stock due to investors’ perception that conflicts of interest may exist or arise, and may adversely affect the liquidity of Immunic’s common stock.

General Risk Factors

If Immunic fails to maintain proper and effective internal controls, its ability to produce accurate financial statements on a timely basis could be impaired.

Immunic is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and Nasdaq rules and regulations. The Sarbanes-Oxley Act requires, among other things, that Immunic maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal control over financial reporting is necessary for Immunic to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Immunic must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Annual Report on Form 10-K for each year, as required by Section 404 of the Sarbanes-Oxley Act ("Section 404"). This requires significant management efforts and requires Immunic to incur substantial professional fees and internal costs to expand its accounting and finance functions. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause the company to fail to meet its reporting obligations. In addition, any testing by Immunic, as and when required, conducted in connection with Section 404, or any subsequent testing by the company’s independent registered public accounting firm, as and when required, may reveal deficiencies in the company’s internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to its financial statements or identify other areas for further attention or improvement. Furthermore, Immunic cannot be certain that its efforts will be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring.

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

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on Immunic’s board of directors and management. Activist campaigns that contest or conflict with Immunic’s strategic direction or seek changes in the composition of its board of directors could have an adverse effect on Immunic’s operating results and financial condition. A proxy contest would require Immunic to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by Immunic’s board of directors and management, diverting their attention from the pursuit of Immunic’s business strategy. Any perceived uncertainties as to Immunic’s future direction and control, its ability to execute on its strategy, or changes to the composition of its board of directors or management team arising from a proxy contest could lead to the perception of a change in the direction of its business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue strategic initiatives, or limit its ability to attract and retain qualified personnel and business partners, any of which could adversely affect its business and operating results. If individuals are ultimately elected to Immunic’s board of directors with a specific agenda, Immunic’s ability to effectively implement its business strategy and create additional value for its stockholders may adversely effected. Immunic may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to its board of directors and management and would require it to incur significant additional costs. In addition, actions such as those described above could cause significant negative or other fluctuations in Immunic’s stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of Immunic’s business.

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

The trading market for Immunic’s common stock will be influenced by the research and reports that equity research analysts publish about it and its business. Equity research analysts may elect not to provide research coverage of Immunic’s common stock, and such lack of research coverage may adversely affect the market price of its common stock. In the event it does have equity research analyst coverage, Immunic will not have any control over the analysts or the content and opinions included in their reports. The price of Immunic’s common stock could decline if one or more equity research analysts downgrade its stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of Immunic or fails to publish reports on it regularly, demand for its common stock could decrease, which in turn could cause its stock price or trading volume to decline.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2020, we lease approximately 5,700 square feet in Germany in Halle and Gräfelfing, in two different facilities, and approximately 3,300 of office space in the U.S. in New York City.
The New York City lease, which we entered into in November 2019, expires in April 2023 and provides the principal location for our U.S. operations. The Halle, Germany lease is month to month and the Gräfelfing, Germany lease, which was effective July 1, 2020, expires in June 2025.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol "IMUX".
Holders
As of February 12, 2021, there were 34 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Not applicable.

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
Overview
We are a clinical-stage biopharmaceutical company developing a pipeline of selective oral immunology therapies aimed at treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis ("RRMS"), ulcerative colitis ("UC"), Crohn’s disease ("CD") and psoriasis. We are headquartered in New York with our main operations in Gräfelfing, Germany. We currently have 28 employees.
We are currently pursuing three development programs, all orally available small molecule inhibitors in the clinical development phase. These include the IMU-838 program, which is focused on the development of oral formulations of small molecule inhibitors of the enzyme dihydroorotate dehydrogenase (“DHODH”); the IMU-935 program, which is focused on an inverse agonist of RORγt, an immune cell-specific isoform of retinoic acid receptor-related orphan nuclear receptor gamma (“RORγ”), and the IMU-856 program, which involves the development of a drug targeting the restoration of intestinal barrier function. These product candidates are being developed to address diseases such as RRMS, UC, CD, and psoriasis. In addition to these large markets, these products are also being developed to address certain rare diseases with high unmet medical needs, such as primary sclerosing cholangitis (“PSC”), and Guillain-Barré syndrome (“GBS”). We are also investigating IMU-838 as a potential treatment option for coronavirus disease 2019 (“COVID-19”).
We have incurred net losses since inception of $103.9 million through December 31, 2020. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with therapeutic product development and the clinical trial process, we cannot predict the timing or level of future expenses with certainty, when product approval might occur, if ever, or when profitability may be achieved or sustained.
Recent Events
1. $50M At-the-Market Offering
In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an additional at-the-market sales agreement with SVB Leerink LLC (“SVB Leerink”) as agent (the "December 2020 ATM"). We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of December 31, 2020, $50.0 million in capacity remains under the December 2020 ATM. The prior at-the-market sales agreement between the Company and SVB Leerink, dated as of July 17, 2019, which provides for the offer and sale of common stock from time to time having an aggregate offering price of up to $40.0 million (the “July 2019 ATM”), remains in effect.
2. Shelf Registration Statement
In November 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf Registration Statement”), which became effective in November 2020. The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing.
3. Loan Agreement with The European Investment Bank
On October 19, 2020, we and Immunic AG entered into a Finance Contract with the European Investment Bank (“EIB”), pursuant to which EIB agreed to provide Immunic AG with a term loan in an aggregate amount of up to €24.5 million to support the development of our lead asset, IMU-838, in moderate COVID-19, to be made available to be drawn in three tranches, with the second and third tranches subject to the completion of certain pre-defined milestones. We have the right to defer payment of principal and interest on the first and second tranches until five years after the respective borrowing dates, at which point such tranches must be repaid in full. The third tranche is repayable in annual installments commencing one year after its respective borrowing date and must be repaid in full no later than five years after such date. Any outstanding borrowings under the Loan Agreement will accrue interest as provided in the Loan Agreement.
From January 1, 2021 until December 31, 2030, we and Immunic AG are also obligated to pay EIB a very low single digit percentage of our revenue, as set forth in the Loan Agreement, subject to certain conditions and limitations tied to the total amount drawn under the Loan Agreement and subject to a cap of €8.6 million if only the first tranche is drawn and subject to a cap of €30 million if the full loan amount is drawn. The Loan Agreement also includes certain prepayment penalties that may be triggered by certain prepayments prior to the maturity date. We will guarantee Immunic AG’s obligations to EIB pursuant to a Guarantee Agreement to be executed by us, Immunic AG and EIB. As of December 31, 2020, no funds have been drawn down under the Loan Agreement.
4. Equity Financings
August 2020 Offering
On August 4, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with SVB Leerink, as representative of the several underwriters, relating to our public offering of 5,000,000 shares of our common stock, at a public offering price of $18.00 per share. Under the terms of the Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 750,000 shares of common stock (the “Option Shares”) at the public offering price, less underwriting discounts and commissions, which was exercised in full on August 6, 2020. On August 7, 2020, we closed the offering.

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

ATM Issuances
For the year ended December 31, 2020, we raised gross proceeds of $11.3 million pursuant to the July 2019 ATM through the sale of 733,728 shares of common stock at a weighted average price of $15.42 per share. The net proceeds from the July

2019 ATM were $11.0 million after deducting underwriter commissions of $339,356. As of December 31, 2020, there was $23.3 million available under the July 2019 ATM and $50.0 million available under the December 2020 ATM.

Other

Immunic Joins the NASDAQ Biotech Index

We were selected for addition to the NASDAQ Biotechnology Index (Nasdaq: NBI), effective prior to market open on December 21, 2020. The NASDAQ Biotechnology Index is designed to track the performance of a set of securities listed on The Nasdaq Stock MarketⓇ that are classified as either biotechnology or pharmaceutical according to the Industry Classification Benchmark. The NASDAQ Biotechnology Index is re-ranked annually. All securities in the index must be listed on the NASDAQ Global Market or the NASDAQ Global Select Market and meet minimum market value and share volume requirements, among other criteria.

Immunic Joins the Nasdaq Global Select Market

Effective October 7, 2020, we transferred the listing of our common stock from the Nasdaq Capital Market to the Nasdaq Global Select Market. The Global Select Market is the most selective of Nasdaq’s three market tiers.

Immunic Joins the Russell 3000 Index

At the conclusion of the 2020 Russell indexes annual reconstitution effective June 29, 2020, we joined the Russell 3000Ⓡ Index. Membership in the U.S. all-cap Russell 3000 Index, which remains in place for one year, means automatic inclusion in the large-cap Russell 1000 Index or small-cap Russell 2000 Index as well as the appropriate growth and value style indexes. FTSE Russell determines membership for its Russell indexes primarily by objective, market-capitalization rankings and style attributes.

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
Executive Chairman Agreement with Duane Nash
On April 15, 2020, the compensation committee of our Board independently reviewed and approved entering into an employment agreement with our current Chairman of the Board, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, we and Mr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship pursuant to which Mr. Nash serves as Executive Chairman and contemplated a term that ends on October 15, 2020. On October 15, 2020, we and Mr. Nash entered into an addendum to the Executive Chairman Agreement, pursuant to which the term of the agreement was extended to April 15, 2021. In connection therewith, we agreed to make a one-time award of 120,000 stock options to Mr. Nash, which began to vest monthly starting on November 15, 2020. All other terms of the employment agreement remain the same.
Promotion of Glenn Whaley
On April 17, 2020, Glenn Whaley, the Company’s Principal Accounting Officer and Controller, was promoted to the position of Vice President Finance, Principal Financial and Accounting Officer. Mr. Whaley has assumed day-to-day financial management responsibilities, and reports directly to Daniel Vitt, Ph.D., Chief Executive Officer and President of the Company.
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
Foreign Currency Translation and Presentation
The Company’s reporting currency is US dollars. During the twelve months ended December 31, 2020 and 2019, Immunic AG’s operations were located in Germany with the euro being its functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar. All amounts in the financial statements where the functional currency is not the US dollar are translated into US dollar equivalents at exchange rates as follows:
• assets and liabilities at reporting period-end rates;
• income statement accounts at average exchange rates for the reporting period; and
• components of equity at historical rates.
Gains and losses from translation of the financial statements into US dollars are recorded in stockholders’ equity net of the anticipated income tax effects as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as general and administrative expenses in the Consolidated Statements of Operations. Foreign currency transaction gains and losses related to long-term intercompany loans that are payable in the foreseeable future are recorded in Other Income. The Consolidated Statements of Cash Flows were prepared by using the average exchange rate in effect during the reporting period which reasonably approximates the timing of the cash flows.
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment. Impairment testing for goodwill is done at the reporting unit level. The Company has determined that it operates in a single operating segment and has a single reporting unit. The Company has determined there was no goodwill impairment as of December 31, 2020.

Research and Development Expenses
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
Collaboration Arrangements
Certain collaboration and license agreements may include payments to or from the Company of one or more of the following: non-refundable or partially refundable upfront or license fees; development, regulatory and commercial milestone payments; payment for manufacturing supply services; partial or complete reimbursement of research and development costs; and royalties on net sales of licensed products. The Company assesses whether such contracts are within the scope of Financial Accounting Standards Board (FASB) Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” and ASU No. 2018-18, “Collaborative Arrangements”, ("ASU 2018-18"). ASU 2018-18, clarifies that certain elements of collaborative arrangements could qualify as transactions with customers in the scope of ASC 606.
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
Stock-Based Compensation
The Company measures the cost of employee and non-employee services received in exchange for equity awards based on the grant-date fair value of the award recognized generally as an expense (i) on a straight-line basis over the requisite service period for those awards whose vesting is based upon a service condition, and (ii) on an accelerated method for awards whose vesting is based upon a performance condition, but only to the extent it is probable that the performance condition will be met. Stock-based compensation is estimated (i) at the date of grant based on the award’s fair value for equity classified awards and (ii) final measurement date for liability classified awards. Forfeitures are recorded in the period in which they occur.
The Company estimates the fair value of stock options using the Black-Scholes-Merton option-pricing model, which requires the use of estimates and subjective assumptions, including the risk-free interest rate, the fair value of the underlying common stock, the expected dividend yield of the Company’s common stock, the expected volatility of the price of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.
Income Taxes
The Company is subject to corporate income tax laws and regulations in the U.S., Germany and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment in their application.
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of December 31, 2020, and December 31, 2019, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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
Since our inception in March 2016, we have spent a total of approximately $82.4 million in research and development expenses through December 31, 2020.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, IMU-838, IMU-935 and IMU-856. We have spent the majority of our research and development resources on IMU-838, our lead development program for clinical trials in RRMS, UC, COVID-19 and PSC. IMU-935 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in September 2019. IMU-856 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in August 2020.
In August 2019, Immunic AG received a grant of up to approximately $730,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds will be used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have received $101,000 which was recorded in other income in the accompanying consolidated statement of operations.
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
Other Income (Expense), Net
Interest Income
Interest income consists of interest earned on our money market funds and bank accounts which are a portion of our cash and cash equivalents balance. Our interest income has not been significant due to low interest rates earned on invested balances.
Other Income (Expense), Net
Other income consists primarily of reimbursement of research and development expenses in connection with our option and licensing agreement with Daiichi Sankyo Co., Ltd., the gain on the settlement of a note receivable in connection with the sale of ELAD Assets (See Note 4), a research and development tax incentive related to clinical trials performed in Australia and foreign currency transaction gains and losses related to long-term intercompany loans that are payable in the foreseeable future.

Results of Operations
Comparison of Fiscal Years Ended December 31, 2020 and 2019
The following table summarizes our operating expenses for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Years Ended December 31,		Change
	2020	2019	$	%
Operating expenses:
Research and development	38,637	22,512	16,125	72%
General and administrative	10,334	14,520	(4,186)	(29)%
Total operating expenses	48,971	37,032	11,939	32%
Loss from operations	(48,971)	(37,032)	(11,939)	32%
Total other income	4,954	2,099	2,855	136%
Net loss	(44,017)	(34,933)	(9,084)	26%

Research and development expenses increased by $16.1 million during the twelve months ended December 31, 2020, as compared to the twelve months ended December 31, 2019. The increase reflects (i) a $9.6 million increase in external development costs for IMU-838 related to the Phase 2 clinical trial in patients with COVID-19 since the trial was started in 2020, (ii) a $5.0 million increase in license fees, drug supply and Phase 1 costs related to IMU-856 since these trials have ramped up in 2020, (iii) a $2.1 million increase in drug supply, Phase 1 and preclinical costs related to IMU-935 since these trials have ramped up in 2020, (iv) a $1.5 million increase in personnel expenses, (v) a $0.7 million increase in drug supply costs related to IMU-838, and (vi) a $0.7 million increase for a bioequivalence study related to IMU-838. The increases were partially offset by (i) a $2.0 million decrease related to the Phase 2 clinical trial of IMU-838 in patients with RRMS as the clinical trial came to an end in 2020, and (ii) a $1.5 million decrease in costs related to a Phase 2 clinical trial in patients with Crohn’s disease.

General and administrative expenses decreased by $4.2 million during the twelve months ended December 31, 2020, as compared to the twelve months ended December 31, 2019. The decrease is primarily due to (i) $5.1 million lower stock compensation expense as a result of non-recurring costs recorded in 2019 related to the Transaction, (ii) $0.9 million of decreased legal, accounting and consultancy costs, and (iii) a $0.7 million decrease in travel costs due to worldwide travel restrictions in connection with the COVID-19 pandemic. The decrease was partially offset by (i) a $2.2 million increase in personnel expenses, and (ii) $0.3 million of increased costs across numerous categories.

Total other income increased by $2.9 million during the twelve months ended December 31, 2020, as compared to the twelve months ended December 31, 2019. The increase is primarily attributable to (i) a $2.5 million foreign exchange gain on a $68.0 million intercompany loan between Immunic, Inc. and Immunic AG, and (ii) a $0.9 million increase in research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia. This increase was partially offset by (i) the $0.4 million difference between the face value and fair value of the promissory note collected in full in September 2019 in connection with the sale of ELAD Assets, offset by the $0.1 million write-off of the investment in VTL China included in the ELAD Assets sale, and (ii) a $0.2 million decrease of recognized income attributable to reimbursements of research and development expenses in connection with the Daiichi Sankyo Agreement.
Liquidity and Capital Resources
Overview
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. Our net losses were approximately $44.0 million and $34.9 million for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $103.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the pre-clinical and clinical development of our product candidates and add personnel necessary to operate as a company with an advanced clinical pipeline of product candidates. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.
From inception through December 31, 2020, we have raised net cash of approximately $216.8 million from private and public offerings of preferred and common stock. As of December 31, 2020, we had cash and cash equivalents of approximately $127.5 million. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.
We currently have an effective shelf registration statement on Form S-3 on file with the SEC which expires in June 2021. The shelf registration statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of $200.0 million of common stock, preferred stock, warrants, debt securities or units in one or more offerings and in any combination, of which $40.0 million may be offered, issued and sold under an at-the-market sales agreement with SVB Leerink. We may use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. In the year ended December 31, 2020, we raised gross proceeds of $11.3 million pursuant to the July 2019 ATM through the sale of 733,728 shares of common stock at a weighted average price of $15.42 per share. The net proceeds from the July 2019 ATM were $11.0 million after deducting underwriter commissions of $339,356. As of December 31, 2020, there was $23.3 million available under the July 2019 ATM.
In November 2020, we filed a shelf registration statement on Form S-3. The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing.
In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an additional at-the-market sales agreement with SVB Leerink as agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of December 31, 2020, $50.0 million in capacity remains under the December 2020 ATM.

Debt Financing
On October 19, 2020, Immunic, Inc. and Immunic AG entered into the Loan Agreement with EIB, pursuant to which EIB agreed to provide Immunic AG with a term loan in an aggregate amount of up to €24.5 million to support the development of our lead asset, IMU-838, in moderate COVID-19, to be made available to be drawn in three tranches, with the second and third tranches subject to the completion of certain pre-defined milestones. We have the right to defer payment of principal and interest on the first and second tranches until five years after the respective borrowing dates, at which point such tranches must be repaid in full. The third tranche is repayable in annual installments commencing one year after its respective borrowing date and must be repaid in full no later than five years after such date. Any outstanding borrowings under the Loan Agreement will accrue interest as provided in the Loan Agreement.
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
Immunic, Inc. will guarantee Immunic AG’s obligations to EIB pursuant to a Guarantee Agreement to be executed by Immunic, Inc., Immunic AG and EIB. As of December 31, 2020, no funds have been drawn down under the Loan Agreement.
Public Equity Offerings
August 2020 Offering
On August 4, 2020, we entered into an Underwriting Agreement with SVB Leerink, as representative of the several underwriters, relating to our public offering of 5,000,000 shares of our common stock, at a public offering price of $18.00 per share. Under the terms of the Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 750,000 shares of common stock at the public offering price, less underwriting discounts and commissions, which option was exercised in full on August 6, 2020. On August 7, 2020, we closed the offering.
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
The net proceeds to us from this offering, after deducting our offering expenses, were approximately $13.9 million.
Cash Flows

The following table shows a summary of our cash flows for the years ended December 31 (in thousands):

	2020	2019
Cash (used in) provided by:
Operating activities	$(46,124)	$(28,545)
Investing activities	(146)	10,536
Financing activities	144,431	34,895
Net cash used in operating activities
During the year ended December 31, 2020, operating activities used $46.1 million of cash. The use of cash related to our net loss of $44.0 million adjusted for non-cash charges of $2.7 million related to stock-based compensation and was partially offset by a $2.5 million unrealized foreign currency gain as well as a $2.4 million net change in our operating assets and liabilities. Changes in our operating assets and liabilities during the year ended December 31, 2019 consisted primarily of an increase of $2.8 million in prepaid expenses and other current assets partially offset by $0.4 million increase in other current liabilities, accrued expenses and accounts payable. The increase in prepaid expenses and other current assets is primarily due to higher prepaid clinical costs, increased receivable for the Australian research and development credit and other miscellaneous items. The increase in liabilities is primarily due to an increase in clinical costs as a result of more Phase 2 clinical studies than in the prior year, the timing of year-end 2020 bonus payments partially offset by lower deferred income related to Daiichi Sankyo at year-end 2020.
Net cash used in investing activities
During the year ended December 31, 2020, net investing activities used $0.1 million of cash, primarily due to purchase of equipment.
Net cash provided by financing activities
During the year ended December 31, 2020, financing activities provided $144.4 million of cash of consisting of net cash proceeds from the sale of common stock under the July 2019 ATM and the April 2020, June 2020, and August 2020 equity offerings.
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, strategic alliances, collaborations and licensing arrangements. We do not expect to achieve revenue from product sales prior to the use of the net proceeds from our public and private offerings to date. We do not have any committed external source of funds other than the Loan Agreement with the EIB. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and it may be on terms that are not favorable to us or our stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. If we raise additional funds through collaborations and licensing arrangements with third parties, we would expect to relinquish substantial rights to our technologies or our future products, or grant licenses on terms that may not be favorable to us. If we were to complete a merger, we may relinquish all control over the organization and could experience detrimental tax effects. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets. Any of these factors could harm our operating results.
Off-Balance Sheet Arrangements
Through December 31, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Other Commitments and Obligations
In May 2016, the Company entered into a purchase agreement (the “Agreement”) with 4SC whereby the Company acquired certain assets, including the rights to patents and patent applications, trademarks and know-how. This transaction was accounted for as an asset acquisition under Accounting Standards Update 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business. The Agreement included payments (Tranches III and IV) that were contingent upon the occurrence of certain events and required the Company to pay royalties equal to 4.4% of the aggregated net sales for a certain period as defined in the Agreement (Tranche III) upon commercialization of the acquired assets. Effective April 12, 2019, the parties agreed to settle Tranche IV by issuing 120,070 shares of the Company’s common stock, immediately following the Transaction, to 4SC while keeping the obligation to pay Tranche III in effect. Approximately $1.5 million of expense was recorded as a result of the issuance of these shares on April 12, 2019. No royalties are payable as of December 31, 2020 or December 31, 2019 as sales have not commenced.
See Note 6 regarding the Company’s obligations under the option agreement with Daiichi Sankyo, which includes the potential payment of future development, regulatory and sales milestone payments, as well as royalties related to IMU-856.
The following table summarizes our contractual obligations as of December 31, 2020 and the effect such obligations are expected to have on our cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$1,080	$348	$670	$62	$—
Purchase obligations	1,234	1,234	—	—	—
Total contractual obligations	$2,314	$1,582	$670	$62	$—
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
In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements” ("ASU 2018-18"). ASU 2018-18, clarifies that elements of collaborative arrangements could qualify as transactions with customers in the scope of ASC 606. The Company adopted this ASU, as required, in the quarter ended March 31, 2020. The Company does not have any agreements that meet the definition of a collaboration arrangement at this time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $127.5 million as of December 31, 2020, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $2.9 million of these funds are held in German bank accounts that were earning negative interest of 0.5% as of December 31, 2020. There was also $79.1 million held in German banks that are U.S. dollar denominated bank accounts and $44.0 million in U.S. bank accounts that are earning nominal interest. Declines or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
The functional currencies of our foreign subsidiaries are the applicable local currencies. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. Our German subsidiaries are currently a significant portion of our business and, accordingly, a change of 10% in the currency exchange rates, primarily the euro, could have a material impact on their financial position or results of operations.
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. As of December 31, 2020, our German subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $82.0 million. The potential decrease in net current assets as of December 31, 2020, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, due primarily to the euro, would be approximately $8.2 million. In addition, a 10% change in the foreign currency exchange rates for the year ended December 31, 2020, would have impacted our net loss by approximately $3.5 million due primarily to the euro.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (b) our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2020, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement (the “Definitive Proxy Statement”), to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Page
1. Financial Statements. We have filed the following documents as part of this Annual Report:

Report of Baker Tilly U.S, LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Loss	F-6
Consolidated Statements of Stockholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9

2. Financial Statement Schedules. None.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
4.1	2019 Omnibus Equity Incentive Plan.	S-8	4.1	September 20, 2019
4.2*	Description of Registrant's Securities	10-Q	4.2	February 26, 2020
10.1	Sales Agreement, dated July 17, 2019, between Immunic, Inc. and SVB Leerink LLC.	8-K	10.1	July 17, 2019
10.2	Option and License Agreement, dated September 27, 2018, between Immunic AG and Daiichi Sankyo Company, Ltd.	8-K	10.2	July 17, 2019
10.3	Asset Purchase Agreement, dated May 13, 2016, between Immunic AG and 4SC AG.	8-K	10.3	July 17, 2019
10.4+	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.5+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.6+	Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	September 5, 2019
10.7+	Employment Agreement between Dr. Manfred Groeppel and Immunic AG.	8-K	10.6	July 17, 2019
10.8+	Addendum to Service Agreement between Immunic AG and Dr. Manfred Groeppel.	8-K	10.2	September 5, 2019
10.9+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.10+	Addendum to Employment Agreement dated October 15, 2020, between Immunic, Inc. and Duane Nash.	10-Q	10.12	November 6, 2020
10.11	Placement Agency Agreement, dated April 23, 2020, between Immunic, Inc. and Roth Capital Partners, LLC	8-K	10.1	April 20, 2020
10.12	Form of Securities Purchase Agreement, dated April 23, 2020, between Immunic, Inc. and the investors party thereto.	8-K	10.2	April 20, 2020
10.13	Placement Agency Agreement, dated June 10, 2020, between Immunic, Inc. and the Roth Partners, LLC	8-K	10.1	June 12, 2020
10.14	Form of Securities Purchase Agreement, dated June 10, 2020, between Immunic, Inc. and the investors party thereto	8-K	10.2	June 12, 2020
10.15	Underwriting Agreement, dated August 4, 2020, by and between Immunic, Inc. and SVB Leerink LLC.	8-K	1.1	August 10, 2020
10.16	Finance Contract, dated October 19, 2020, between Immunic, Inc., Immunic AG and European Investment Bank	8-K	10.1	October 20, 2020
10.17	Form of Guarantee Agreement between Immunic, Inc., Immunic AG and European Investment Bank.	8-K	10.2	October 20, 2020
10.18	Sales Agreement, dated December 29, 2020 between Immunic, Inc. and SVB Leerink LLC	8-K	10.1	January 4, 2021
10.19	Amendment Letter, dated November 11, 2020	8-K	10.1	November 13, 2020
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Baker Tilly U.S. LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
99.2+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	99.2	September 5, 2019
99.3+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	99.4	September 5, 2019
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

IMMUNIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Immunic, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immunic, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of accrual for research and development costs related to clinical trial activities

Critical Audit Matter Description

As described in Notes 2 and 5 to the consolidated financial statements, the Company records expenses and accruals for estimated costs of research and development activities, including third party contract services costs for clinical research. Clinical trial activities performed by third parties are expensed based upon estimates of work completed in accordance with agreements with the respective Clinical Research Organization (“CRO”). Billing terms and payments are reviewed by management to ensure estimates of outstanding obligations are appropriate as of period end. Tracking the progress of completion for clinical trial activities performed by third parties allows the Company to record the appropriate expense and accruals under the terms of the agreements.

Auditing the accounting for accrued clinical trial expenses is complex because of the high volume of data used in management’s estimates, the assumptions used by management to develop their estimates and the procedures necessary to verify the cost and extent of unbilled work performed during the reporting period.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process and evaluated the design and implementation of internal controls related to the completeness and valuation of accrued clinical trial expenses.

To test the clinical trial accrual, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating and testing the significant assumptions used by management to estimate the accruals. To test the significant assumptions, we corroborated the progress of clinical trials and other research and development projects with the Company’s research and development personnel that oversee the clinical trials, and obtained information received directly from third parties, which included the third parties’ estimate of costs incurred to date. We also tested subsequent invoicing received from third parties.

Baker Tilly US, LLP

We have served as the Company's auditor since 2019.

Minneapolis, MN

February 26, 2021

IMMUNIC, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$127,452	$29,369
Other current assets and prepaid expenses	6,293	2,861
Total current assets	133,745	32,230
Property and equipment, net	203	80
Goodwill	32,970	32,970
Right of use asset, net	901	633
Other long-term assets	42	42
Total assets	$167,861	$65,955
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,700	$2,423
Accrued expenses	4,318	3,298
Other current liabilities	379	1,351
Total current liabilities	8,397	7,072
Long-term liabilities:
Operating lease liabilities	679	520
Total long-term liabilities	679	520
Total liabilities	9,076	7,592
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 21,168,240 and 10,744,806 shares issued and outstanding at December 31, 2020 and 2019, respectively	2	1
Additional paid-in capital	266,823	119,646
Accumulated other comprehensive loss	(4,112)	(1,373)
Accumulated deficit	(103,928)	(59,911)
Total stockholders’ equity	158,785	58,363
Total liabilities and stockholders’ equity	$167,861	$65,955
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Operating expenses:
Research and development	$38,637	$22,512
General and administrative	10,334	14,520
Total operating expenses	48,971	37,032
Loss from operations	(48,971)	(37,032)
Other income:
Interest income	58	107
Other income, net	4,896	1,992
Total other income	4,954	2,099
Net loss	$(44,017)	$(34,933)

Net loss per share, basic and diluted	$(2.81)	$(4.52)

Weighted-average common shares outstanding, basic and diluted	15,663,826	7,722,269
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2020	2019
Net loss	$(44,017)	$(34,933)
Other comprehensive loss:
Foreign currency translation, net of tax	(2,739)	(554)
Total comprehensive loss	$(46,756)	$(35,487)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)

	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	299,456	34,313	13,541	2,879	846,953	—	56	(819)	(24,978)	(25,741)
Net loss	—	—	—	—	—	—	—	—	(34,933)	(34,933)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	(554)	—	(554)
Stock-based compensation	—	—	—	—	—	—	529	—	—	529
Conversion of Series A Preferred Stock to common stock	(299,456)	(34,313)	(13,541)	(2,879)	5,302,029	1	37,192	—	—	37,193
Issuance of common stock in pre-closing financing for cash, net of issuance costs of $61	—	—	—	—	2,197,742	—	29,935	—	—	29,935
Issuance of common stock - Bonus share agreement	—	—	—	—	460,336	—	6,014	—	—	6,014
Issuance of common stock - settlement of contingent payment	—	—	—	—	120,070	—	1,540	—	—	1,540
Exchange of common stock in connection with Transaction	—	—	—	—	1,059,269	—	39,400	—	—	39,400
Issuance of common stock under restricted stock unit agreements	—	—	—	—	127,500	—	—	—	—	—
Public offering of common stock - net of issuance costs $377	—	—	—	—	630,907	—	4,980	—	—	4,980
Balance at December 31, 2019	—	$—	—	$—	10,744,806	$1	$119,646	$(1,373)	$(59,911)	$58,363
Net loss	—	—	—	—	—	—	—	—	(44,017)	(44,017)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	(2,739)	—	(2,739)
Stock-based compensation	—	—	—	—	—	—	2,747	—	—	2,747
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $339	—	—	—	—	733,728	—	10,925	—	—	10,925
Issuance of common stock - April registered direct equity offering net of issuance costs of $1,082	—	—	—	—	1,764,706	—	13,918	—	—	13,918
Issuance of common stock - June public equity offering net of issuance costs of $1,752	—	—	—	—	2,175,000	—	23,048	—	—	23,048
Issuance of common stock - August public equity offering net of issuance costs of $6,960	—	—	—	—	5,750,000	1	96,539	—	—	96,540
Balance at December 31, 2020	—	—	—	—	21,168,240	2	$266,823	$(4,112)	$(103,928)	$158,785
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(44,017)	$(34,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	50
Gain on sale of ELAD Assets	—	(329)
Gain on disposal of equipment	—	(26)
Stock-based compensation	2,747	6,512
Unrealized foreign currency gain	(2,528)	—
Contingent payment settled in common stock	—	1,540
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,779)	(2,224)
Accounts payable	1,000	(462)
Other current liabilities	(1,255)	1,102
Accrued expenses and other liabilities	669	225
Net cash used in operating activities	(46,124)	(28,545)
Cash flows from investing activities:
Purchases of property and equipment	(146)	(55)
Cash distribution in connection with ELAD Assets sale	—	(75)
Proceeds from sale of ELAD assets	—	2,475
Cash acquired in connection with the Transaction	—	8,151
Proceeds from sale of equipment	—	40
Net cash (used in) provided by investing activities	(146)	10,536
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—
Proceeds from issuance of common stock in pre-closing financing, net of issuance costs of $61	—	29,965
Proceeds from public offering of common stock through At The Market offering, net of issuance costs of $339 and $161, respectively	10,925	5,200
Proceeds from April 2020 registered direct equity offering, net of issuance costs of $1,082	13,918	—
Proceeds from June 2020 public equity offering, net of issuance costs of $1,752	23,048	—
Proceeds from August 2020 public equity offering, net of issuance costs of $6,960	96,540	—
Deferred financing costs	—	(270)
Net cash provided by financing activities	144,431	34,895
Effect of exchange rate changes on cash and cash equivalents	(78)	(589)
Net change in cash and cash equivalents	98,083	16,297
Cash and cash equivalents, beginning of period	29,369	13,072
Cash and cash equivalents, end of period	$127,452	$29,369
Supplemental disclosure of noncash investing and financing activities:
Stock issuance and deferred financing costs included in accounts payable and accrued expenses	$—	$20
Conversion of convertible preferred stock to common stock	$—	$37,193
Fair value of net assets acquired in the Transaction	$—	$39,400
Offering costs in accrued expenses	$114	$—
Purchases of property and equipment included in accounts payable	$—	$19

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") a clinical-stage biopharmaceutical company developing a pipeline of selective oral immunology therapies aimed at treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis ("RRMS"), ulcerative colitis ("UC"), Crohn’s disease ("CD") and psoriasis. Immunic is headquartered in New York with its main operations in Gräfelfing, Germany. Immunic currently has 28 employees.
Immunic is currently pursuing three development programs, all orally available small molecule inhibitors in the clinical development phase. These include the IMU-838 program, which is focused on the development of oral formulations of small molecule inhibitors of the enzyme dihydroorotate dehydrogenase (“DHODH”); the IMU-935 program, which is focused on an inverse agonist of RORγt, an immune cell-specific isoform of retinoic acid receptor-related orphan nuclear receptor gamma (“RORγ”), and the IMU-856 program, which involves the development of a drug targeting the restoration of intestinal barrier function. These product candidates are being developed to address diseases such as RRMS, UC, CD, and psoriasis. In addition to these large markets, these products are also being developed to address certain rare diseases with high unmet medical needs, such as primary sclerosing cholangitis (“PSC”), and Guillain-Barré syndrome (“GBS”). Immunic is also investigating IMU-838 as a potential treatment option for coronavirus disease 2019 (“COVID-19”).
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. Immunic has never been profitable and has incurred operating losses in each year since inception (2016). Immunic has an accumulated deficit of approximately $103.9 million as of December 31, 2020 and approximately $59.9 million as of December 31, 2019. Substantially all of Immunic’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through December 31, 2020, Immunic has raised net cash of approximately $216.8 million from private and public offerings of preferred and common stock. As of December 31, 2020, Immunic had cash and cash equivalents of approximately $127.5 million. With these funds, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying audited consolidated financial statements.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements. The most significant estimates in the Company’s financial statements and accompanying notes relate to the application of the acquisition method of accounting related to the Transaction, clinical trial expenses, share-based compensation. Management believes its estimates to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions.
Foreign Currency Translation and Presentation
The Company’s reporting currency is United States (“U.S.”) dollars. During the twelve months ended December 31, 2020 and 2019, Immunic AG and Immunic Research GmbH’s operations were located in Germany with the euro being its functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar. All amounts in the financial statements where the functional currency is not the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows:
• assets and liabilities at reporting period-end rates;
• income statement accounts at average exchange rates for the reporting period; and
• components of equity at historical rates.

Gains and losses from translation of the financial statements into U.S. dollars are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as general and administrative expenses in the Consolidated Statements of Operations. Foreign currency transaction gains and losses related to long-term intercompany loans that are payable in the foreseeable future are recorded in Other Income. The Consolidated Statements of Cash Flows were prepared by using the average exchange rate in effect during the reporting period which reasonably approximates the timing of the cash flows.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S., Germany and Australia. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions and believes that the Company is not exposed to any significant credit risk. The Company currently deposits its cash and cash equivalents with two large financial institutions.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets which range from three years to thirteen years. Depreciation and amortization expense was $39,000 and $50,000 for the years ended December 31, 2020 and 2019, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the years ended December 31, 2020 and 2019.
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment. Impairment testing for goodwill is done at the reporting unit level. The Company has determined that it operates in a single operating segment and has a single reporting unit. The Company has determined there was no goodwill impairment as of December 31, 2020.
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for the three development programs, IMU-838, IMU-935 and IMU-856. Immunic has spent the majority of its research and development resources on IMU-838, the Company's lead development program for clinical trials in RRMS, UC, COVID-19, and PSC. IMU-935 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in September 2019. IMU-856 is currently being tested in a Phase 1 clinical trial in healthy volunteers, which was initiated in August 2020.
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
Collaboration Arrangements
Certain collaboration and license agreements may include payments to or from the Company of one or more of the following: non-refundable or partially refundable upfront or license fees; development, regulatory and commercial milestone payments; payment for manufacturing supply services; partial or complete reimbursement of research and development costs; and royalties on net sales of licensed products. The Company assesses whether such contracts are within the scope of Financial Accounting Standards Board (FASB) Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” and ASU No. 2018-18, “Collaborative Arrangements”, ("ASU 2018-18"). ASU 2018-18, clarifies that certain elements of collaborative arrangements could qualify as transactions with customers in the scope of ASC 606.
In October 2018, the Company entered into an option and license agreement (the "Daiichi Sankyo Agreement") with Daiichi Sankyo Co., Ltd. ("Daiichi Sankyo") which granted the Company the right to license a group of compounds, designated by the Company as IMU-856, as a potential new oral treatment option for diseases such as inflammatory bowel disease, irritable bowel syndrome with diarrhea, immune checkpoint inhibitor induced colitis and other barrier function associated diseases. During the option period, the Company performed agreed upon research and development activities for which it was reimbursed by Daiichi Sankyo up to a maximum agreed-upon limit. Such reimbursement was recorded as other income. There are no more research and development reimbursements expected under this agreement.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, business development and other support functions. Other general and administrative expenses include, but are not limited to, stock-based compensation, insurance costs, professional fees for legal, accounting and tax services, consulting, related facility costs and travel.
Stock-Based Compensation
The Company measures the cost of employee and non-employee services received in exchange for equity awards based on the grant-date fair value of the award recognized generally as an expense (i) on a straight-line basis over the requisite service period for those awards whose vesting is based upon a service condition, and (ii) on an accelerated method for awards whose vesting is based upon a performance condition, but only to the extent it is probable that the performance condition will be met. Stock-based compensation is (i) estimated at the date of grant based on the award’s fair value for equity classified awards and (ii) final measurement date for liability classified awards. Forfeitures are recorded in the period in which they occur.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) has been reflected as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and consists of foreign currency translation adjustments (net of tax).
Income Taxes
The Company is subject to corporate income tax laws and regulations in the U.S., Germany and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment in their application.
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of December 31, 2020, and December 31, 2019, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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

	As of December 31,
	2020	2019
Options to purchase common stock	1,117,160	471,048
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
In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements” ("ASU 2018-18"). ASU 2018-18, clarifies that elements of collaborative arrangements could qualify as transactions with customers in the scope of ASC 606. The Company adopted this ASU, as required, in the quarter ended March 31, 2020. The Company does not have any agreements that meet the definition of a collaboration arrangement at this time.

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

The fair value of IPR&D was estimated based on the sales price of the ELAD Assets (including the present value of the promissory note issued by the ELAD buyer) less the fair value of the ELAD Assets. See Note 4 below for a description of the ELAD Assets transaction.
The goodwill of $32.97 million is not tax deductible. Goodwill is mainly attributable to the enhanced value of the combined company, as reflected in the increase in market value of the Vital common shares following the announcement of the Transaction with Immunic AG. The Company incurred costs directly related to the Transaction of approximately $10.0 million for the year ended December 31, 2019, which were expensed as incurred ($7.5 million of such costs were non-cash charges related to the 4SC settlement share issuances and the Immunic exit bonus shares as described below in Note 6 and Note 9, respectively).

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
The promissory note was paid in full upon the second closing on September 4, 2019, at which time the Company transferred title to the intellectual property and working cell banks as well as its equity interest in VTL China. The difference of $405,000 between the $1.325 million face value of the promissory note collected and the fair value of $920,000 was recorded as other income in the accompanying consolidated statements of operations for the year ended December 31, 2019. The Purchaser is not a related party.

5. Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid Expense and Other Current Assets consist of (in thousands):

	December 31,
	2020	2019
Prepaid clinical and related costs	$3,416	$1,307
VAT receivable	295	408
Australian research and development tax incentive	1,348	350
Other	1,234	796
Total	$6,293	$2,861
Accounts Payable
Accounts Payable consist of (in thousands):

	December 31,
	2020	2019
Clinical costs	$3,408	$1,981
Legal and audit costs	139	226
Other	153	216
Total	$3,700	$2,423
Accrued Expenses
Accrued expenses consist of (in thousands):

	December 31,
	2020	2019
Accrued clinical and related costs	$3,301	$2,863
Accrued legal and audit costs	114	211
Accrued compensation	658	—
Accrued other	245	224
Total	$4,318	$3,298
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	December 31,
	2020	2019
Deferred income	$—	$1,008
Other	379	343
Total	$379	$1,351
Deferred income represents cash reimbursement on invoices received from third party billings, prior to the related services being performed.

6. Commitments and Contingencies
Operating Lease
The Company leases certain office space under non-cancelable operating leases. The leases terminate on April 30, 2023 for the New York City office and June 30, 2025 for the Gräfelfing, Germany office. The Company formerly leased office space in Martinsried, Germany pursuant to a modified lease that terminated on August 31, 2020. These leases include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease has renewal options but they were not included in calculating the right of use asset and liabilities. On April 7, 2020, the Company signed a five year lease for its new facility in Gräfelfing, Germany. Renewal options were not included in calculating the right of use asset and liabilities for this facility. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions. The New York City lease had a six month rent holiday at the beginning of the lease. There were net additions to right of use assets of $427,000 as a result of signing the Gräfelfing lease and shortening the term of the Martinsried lease during the year ended December 31, 2020.
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
 Immunic’s operating lease costs and variable lease costs were $354,000 and $135,000 for the years ended December 31, 2020 and 2019, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
 Maturities of the operating lease obligation are as follows as of December 31, 2020 (in thousands):

2021	$348
2022	$348
2023	$198
2024	$124
2025	$62
Thereafter	$—
Total lease payments	$1,080
Less: interest portion	$107
Present value of lease obligation	$973
Contractual Obligations
As of December 31, 2020, the Company has non-cancelable contractual obligations under certain agreements related to its development programs IMU-838, IMU-935 and IMU-856 totaling approximately $1.2 million, all of which is expected to be paid in 2021.
Other Commitments and Obligations
In May 2016 the Company entered into a purchase agreement (the “Agreement”) with 4SC AG whereby the Company acquired certain assets, including the rights to patents and patent applications, trademarks and know-how. This transaction has been accounted for as an asset acquisition under Accounting Standards Update 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business. The Agreement included payments (Tranches III and IV) that were contingent upon the occurrence of certain events and required the Company to pay royalties equal to 4.4% of the aggregated net sales for a certain period as defined in the Agreement (Tranche III) upon commercialization of the acquired assets. Effective April 12, 2019, the parties agreed to settle Tranche IV by issuing 120,070 shares of the Company’s common stock, immediately following the Transaction, to 4SC AG while keeping Tranche III in effect. Approximately $1.5 million of expense was recorded as a result of the issuance of these shares on April 12, 2019. No royalties are payable as of December 31, 2020 or 2019 as sales have not commenced.
Daiichi Sankyo Agreement
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
7. Fair Value
The following fair value hierarchy table present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$39,615	$39,615	$—	$—

	Fair Value Measurement at December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$4,491	$4,491	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds, which are included as a component of cash and cash equivalents on the consolidated balance sheet, realized gains and losses are included in interest income (expense) on the consolidated statements of operations.
The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature. The fair value and book value of the money market funds presented in the table above are the same.
8. Common Stock and Preferred Stock (Converted into Common Stock)
Shelf Registration Statements
In May 2018, Vital filed a shelf registration statement on Form S-3, (the “2018 Shelf Registration Statement”), which became effective in June 2018. The 2018 Shelf Registration Statement permits the offering, issuance and sale of up to $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination.

In November 2020, Immunic filed a shelf registration statement on Form S-3. The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing.

In July 2019, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $40.0 million of common stock that may be issued and sold under an at-the-market sales agreement ("July 2019 ATM") with SVB Leerink LLC (“SVB Leerink”) as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The July 2019 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the July 2019 ATM or (ii) termination of the July 2019 ATM as otherwise permitted thereby. The July 2019 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of December 31, 2020, $23.3 million in capacity remains under the July 2019 ATM.

In December 2020, the Company filed another Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("December 2020 ATM") with SVB Leerink as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of December 31, 2020, $50.0 million in capacity remains under the December 2020 ATM.
 The Company has agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to both ATM's and has agreed to provide SVB Leerink with customary indemnification and contribution rights.
For the year ended December 31, 2020, the Company raised gross proceeds of $11.3 million pursuant to the July 2019 ATM through the sale of 733,728 shares of common stock at a weighted average price of $15.42 per share. The net proceeds from the July 2019 ATM were $11.0 million after deducting underwriter commissions of $339,356.
For the year ended December 31, 2019, the Company raised gross proceeds of $5.4 million pursuant to the July 2019 ATM through the sale of 630,907 shares of common stock at a weighted average price of $8.49 per share. The net proceeds from the July 2019 ATM were $4.9 million after deducting underwriter commissions of $161,000 and estimated offering expenses of $305,000. As of December 31, 2019, there was $34.6 million available under the July 2019 ATM.

Public Equity Offerings
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
As of December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through December 31, 2020, no cash dividends had been declared or paid.
Preferred Stock
From inception (2016) through 2018, Immunic AG issued 13,541 Series A-1 Convertible and 299,456 Series A-2 Convertible preferred shares, par value €1.00 per share, to investors as part of its growth financing plan in the total amount of €31.7 million (approximately $37.2 million). Series A-1 Convertible and Series A-2 Convertible preferred shares were converted into Immunic AG’s ordinary shares immediately prior to the Transaction and were then exchanged for Immunic (former Vital) common shares at the consummation of the Transaction.
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20,000,000 shares of $0.0001 par value preferred stock, rights and preferences to be set by the board of directors. No preferred shares were outstanding as of December 31, 2020.
Stock Warrants
The Company issued warrants to purchase common stock in connection with financing activities and for consulting services in 2011. Warrants for 6,015 shares of common stock at an exercise price of $3,719.60 expired on September 25, 2019.
Stock Reserved for Future Issuance
Shares reserved for future issuance as of December 31, 2020 are as follows:

Number of Shares
Common stock reserved for issuance for:
Outstanding stock options	1,117,160
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	831,474
Total common shares reserved for future issuance	2,038,195

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
Under the stock option program for the members of the Supervisory Board (the “VSOP SB”), the Company granted stock options of the Company to members of the Company’s Supervisory Board for the time period of their service as members of the Supervisory Board. The shareholders’ approved the VSOP SB with a total of 31,593 stock options, corresponding to approximately 0.5% of the Company’s issued share capital at the time of the decision. Under the stock option program for key employees (the “VSOP”), the Company granted stock options of the Company to certain key employees. With the approval of the Supervisory Board, Immunic AG’s management board determined how many stock options were granted and how they were allocated to the respective beneficiaries up to a total of 31,593.

Further terms and conditions of both programs, the VSOP SB and the VSOP, were substantially similar. The following information is therefore shown aggregated for both programs. The Company accounts for both programs as cash-settled options and classifies their fair value as a liability upon vesting. Vesting of options granted under the VSOP SB and VSOP was contingent upon an exit event. Upon consummation of the Transaction, which occurred on April 12, 2019, all of the awards vested and were settled for cash of $508,000 based on their fair value. As a result, the Company recorded $508,000 in compensation expense related to these stock options in the twelve months ended December 31, 2019.
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which was adopted by the Board with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock are available for grant under the 2019 Plan. The 2019 Plan includes an evergreen provision that allows for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased by 448,634 shares effective April 1, 2020. The 2019 Plan is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
Movements during the year
The following table illustrates the number and weighted average exercise prices of, and movements in, stock options for the VSOP SB and VSOP during the year ended December 31, 2019. There were no awards granted or outstanding after the awards settled in 2019:

	2019
	Unvested Awards	Weighted-Average Fair Value
Outstanding as of January 1	6,937	$12.87
Granted during the period	32,177	$12.87
Forfeited during the period	—	$—
Settled in cash during the period	(39,114)	$12.87
Expired during the period	—	$—
Outstanding at December 31	—	$—
Exercisable at December 31	—	$—
No expense was recognized during the year ended December 31, 2020. There was $508,000 of expense recognized in 2019 upon the vesting of the awards as a result of closing the Transaction. There were no cancellations or modifications to the awards in 2019.

The following table summarizes stock option activity since January 1, 2019 under the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	—	$—
Granted	456,645	$12.57
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of December 31, 2019	456,645	$12.57	9.63	$114,399
Options vested and expected to vest as of December 31, 2019	456,645	$12.57	9.63	$114,399
Options exercisable as of December 31, 2019	31,956	$13.00	9.59	$3,382

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	456,645	$12.57
Granted	744,406	$13.24
Exercised	—	$—
Forfeited or expired	(83,891)	$13.32
Outstanding as of December 31, 2020	1,117,160	$12.96	9.24	$2,894,754
Options vested and expected to vest as of December 31, 2020	1,117,160	$12.96	9.24	$2,894,754
Options exercisable as of December 31, 2020	263,507	$13.04	8.92	$661,952

Measurement
The fair value of the Company’s stock for purposes of determining the exercise price of options granted under the VSOP for the year ended December 31, 2019 was $12.87, which was determined based on prices negotiated with investors participating in the Financing as noted above. The fair value of the zero-cost VSOP SB and the VSOP options was equal to the fair value of the underlying stock.
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
Expected Term
The expected term of options is estimated considering the vesting period at the grant date, the life of the option and the average length of time similar grants have remained outstanding in the past.
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the years ended December 31, 2020 and 2019 was $9.50 and $8.28, respectively. The following are the underlying assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	2020	2019
Risk-free interest rate	0.42%	1.71%
Expected dividend yield	0%	0%
Expected volatility	88.5%	75.3%
Expected term of options (years)	5.8	5.9

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
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying audited consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$731	$1,824
General and administrative	2,016	6,736
Total	$2,747	$8,560
As of December 31, 2020 there was $7.0 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 2.72 years. General and administrative expenses for the year ended December 31, 2019 include $6.0 million of stock compensation expense related to the Early Exit Bonus Share Agreement disclosed above. Research and development expense for the year ended December 31, 2019 includes $1.5 million of stock compensation expense as a result of the settlement of Tranche IV with 4SC AG as explained in Note 6.
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

There remain 43,311 shares available for grant under the 2014 Plan as of December 31, 2020.
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
No expense was recorded for the plans assumed from Vital during the years ended December 31, 2020 and 2019.
The following table summarizes stock option activity since January 1, 2019 under the plans assumed from Vital:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	—	$—
Assumed in the Transaction with Vital	17,117	$306.99
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(2,714)	$312.18
Outstanding as of December 31, 2019	14,403	$306.01	2.58	$—
Options vested and expected to vest as of December 31, 2019	14,403	$306.01	2.58	$—
Options exercisable as of December 31, 2019	14,403	$306.01	2.58	$—

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	14,403	$306.01
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(14,403)	$306.01
Outstanding as of December 31, 2020	—	$—
Options vested and expected to vest as of December 31, 2020	—	$—	0.00	$—
Options exercisable as of December 31, 2020	—	$—	0.00	$—
	—	$—	0.00	$—

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
The RSUs vested in full upon consummation of the Transaction. As of December 31, 2019, all RSUs were settled.

10. Income Taxes
Net loss before income tax was subject to tax in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2020	2019
United States	$(8,681)	$(20,258)
Germany	(33,617)	(23,674)
Foreign	(1,719)	(827)
	$(44,017)	$(44,759)
The rate reconciliation consists of the following:

	Years Ended December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal benefit)	0.0%	0.0%
Foreign rate differential	3.0%	3.3%
Stock options	(0.9)%	(1.1)%
Tax effect of rate change	(1.9)%	0.0%
Other	(0.9)%	(3.0)%
Change in valuation allowance	(20.3)%	(20.2)%
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As tax laws and rates change, deferred tax assets and liabilities are adjusted through income tax expense. There is no current or deferred income tax expense in the years ended December 31, 2020 and 2019, respectively.

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

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$17,369	$16,357
Federal and state tax credits	—	—
Stock-based compensation	125	—
Foreign net operating loss carryforwards	18,998	12,237
Other, net	30	72
Total deferred tax assets	36,522	28,666
Deferred tax liabilities:
Property, plant and equipment	(5)	(311)
Total deferred tax liability	(5)	(311)
Net deferred tax assets	36,517	28,355
Less valuation allowance	(36,517)	(28,355)
	$—	$—

The Company has incurred net operating losses each year since inception due to its history as a development stage company with no realized revenues from its planned principal operations. These cumulative operating losses provide significant negative evidence in the determination of whether or not the Company will be able to realize deferred tax assets such as net operating losses and other favorable temporary differences. There can be no assurance that it will ever generate taxable income. As a result, the Company has maintained a full valuation allowance against the entire balance of its net deferred tax assets since the date of inception. The valuation allowance has increased by $6.8 million and $23.7 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, Immunic had available NOLs of approximately $75.7 million in Germany and Australia. These NOLs do not expire.

The U.S. federal NOL carryforwards of $15.6 million were generated prior to 2018 and expire over 20 years beginning in 2023. The $67.1 million of post 2017 federal NOL carryforwards do not expire. Section 382 of the Internal Revenue Code of 1986, as amended, subject the future utilization of net operating losses, to an annual limitation in the event of certain ownership changes, as defined thereunder. The Company may have undergone such an ownership change and therefore may be limited in the amount of net operating losses available for utilization in the future.

The Company did not have any uncertain tax positions for the years ended December 31, 2020 and 2019, respectively.

Due to the full valuation allowance that the Company has on its net deferred tax asset balance, there are no uncertain tax positions that would impact the effective tax rate if recognized.

The Company is subject to U.S. federal, New York, California, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2016 through 2019 are subject to audit by German and Australian tax authorities. The Company is not currently under examination by any tax jurisdictions.

Immunic, Inc. recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. There were no such interest or penalties for any of the years presented.

11. EIB Loan

On October 19, 2020, Immunic, Inc. (the “Company”) and Immunic AG, its wholly-owned subsidiary, entered into a Finance Contract (the “Loan Agreement”) with the European Investment Bank (“EIB”), pursuant to which EIB agreed to provide Immunic AG with a term loan in an aggregate amount of up to €24.5 million to support the development of Immunic’s lead asset, IMU-838, in moderate coronavirus disease 2019 (“COVID-19”), to be made available to be drawn in three tranches, with the second and third tranches subject to the completion of certain pre-defined milestones. The Company has the right to defer payment of principal and interest on the first and second tranches until five years after the respective borrowing dates, at which point such tranches must be repaid in full. The third tranche is repayable in annual installments commencing one year after its respective borrowing date and must be repaid in full no later than five years after such date. Any outstanding borrowings under the Loan Agreement will accrue interest as provided in the Loan Agreement.
From January 1, 2021 until December 31, 2030, the Company and Immunic AG are also obligated to pay EIB a very low single digit percentage of their revenue, as set forth in the Loan Agreement, subject to certain conditions and limitations tied to the total amount drawn under the Loan Agreement and subject to a cap of €8.6 million if only the first tranche is drawn and subject to a cap of €30 million if the full loan amount is drawn. The Loan Agreement also includes certain prepayment penalties that may be triggered by certain prepayments prior to the maturity date. As of December 31, 2020, nothing was drawn down under this loan agreement.
The Company will guarantee Immunic AG’s obligations to EIB pursuant to a Guarantee Agreement to be executed by the Company, Immunic AG and EIB (the “Guarantee Agreement”, and together with the Loan Agreement, the “Agreements”).

12. Related Party Transactions

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

Pursuant to the Executive Chairman Agreement, Mr. Nash serves as the Executive Chairman of the Board as long as he is a member of the Board, or until termination of the Executive Chairman Agreement (as described below) or upon his earlier death, incapacity, removal, or resignation. Pursuant to the Executive Chairman Agreement, Mr. Nash is entitled to receive: (i) a monthly base salary of $25,417 (it being agreed that such fee is inclusive of any fees associated with Mr. Nash’s services as both a director of the Company and in the capacity of Executive Chairman), (ii) employee benefits including, health insurance, dental insurance, basic life and accidental death and dismemberment insurance, long and short term disability insurance and participation in the Company’s 401(k) Plan, and (iii) reimbursements for pre-approved reasonable business-related expenses incurred in good faith in the performance of the Mr. Nash’s duties for the Company. The Executive Chairman Agreement establishes an “at will” employment relationship pursuant to which Mr. Nash serves as Executive Chairman. The Executive Chairman Agreement contemplated a term that ended on October 15, 2020 and was subsequently extend. On October 15, 2020, the Company and Mr. Nash entered into an addendum to the Executive Chairman Agreement, pursuant to which the term of the agreement was extended to April 15, 2021. The Company made a one-time award to Mr. Nash of 120,000 stock options, which vest monthly starting on November 15, 2020. All other terms of the employment agreement remained the same.

13. Selected Quarterly Data (unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2020 and 2019 are as follows (in thousands, except per share data):

	For the Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2020
Operating expenses	$9,014	$12,222	$13,545	$14,190	$48,971
Net loss	$(8,487)	$(11,458)	$(12,913)	$(11,159)	$(44,017)
Basic and diluted net loss per share (1)	$(0.79)	$(0.90)	$(0.70)	$(0.53)	$(2.81)
2019
Operating expenses	$4,662	$15,007	$9,177	$8,186	$37,032
Net loss	$(4,313)	$(14,714)	$(8,215)	$(7,691)	$(34,933)
Basic and diluted net loss per share (1)	$(5.09)	$(1.52)	$(0.82)	$(0.75)	$(4.52)
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

Immunic, Inc.

Date: February 26, 2021	By:	/s/ DANIEL VITT
Daniel Vitt
Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Vitt and Glenn Whaley, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL VITT	Director, Chief Executive Officer and President	February 26, 2021
Daniel Vitt

/s/ GLENN WHALEY	Principal Financial and Accounting Officer	February 26, 2021
Glenn Whaley

/s/ DUANE D. NASH	Executive Chairman	February 26, 2021
Duane D. Nash

/s/ TAMAR HOWSON	Director	February 26, 2021
Tamar Howson

/s/ JOERG NEERMANN	Director	February 26, 2021
Joerg Neermann

/s/ VINCENT OSSIPOW	Director	February 26, 2021
Vincent Ossipow

/s/ BARCLAY A. PHILLIPS	Director	February 26, 2021
Barclay A. Phillips

/s/ JAN VAN DEN BOSSCHE	Director	February 26, 2021
Jan Van den Bossche