Form 10-Q
period 2021-06-30
IMMUNIC, INC.
filed 2021-08-06
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

On July 30, 2021, 26,249,439 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,175	$127,452
Other current assets and prepaid expenses	14,512	6,293
Total current assets	101,687	133,745
Property and equipment, net	194	203
Goodwill	32,970	32,970
Right-of-use assets, net	1,165	901
Other long-term assets	42	42
Total assets	$136,058	$167,861
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,182	$3,700
Accrued expenses	6,175	4,318
Other current liabilities	4,130	379
Total current liabilities	14,487	8,397
Long term liabilities
Operating lease liabilities	829	679
Total long-term liabilities	829	679
Total liabilities	15,316	9,076
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 21,749,439 and 21,168,240 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	278,534	266,823
Accumulated other comprehensive loss	(1,398)	(4,112)
Accumulated deficit	(156,396)	(103,928)
Total stockholders’ equity	120,742	158,785
Total liabilities and stockholders’ equity	$136,058	$167,861
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$15,738	$9,987	$27,257	$16,421
General and administrative	3,432	2,235	7,050	4,815
4SC Royalty Settlement (see Note 4)	—	—	17,250	—
Total operating expenses	19,170	12,222	51,557	21,236
Loss from operations	(19,170)	(12,222)	(51,557)	(21,236)
Other income (expense):
Interest income	13	4	41	28
Other income (expense), net	1,223	760	(952)	1,263
Total other income (expense)	1,236	764	(911)	1,291
Net loss	$(17,934)	$(11,458)	$(52,468)	$(19,945)

Net loss per share, basic and diluted	$(0.82)	$(0.90)	$(2.44)	$(1.70)

Weighted-average common shares outstanding, basic and diluted	21,749,439	12,695,989	21,463,656	11,722,725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(17,934)	$(11,458)	$(52,468)	$(19,945)
Other comprehensive income (loss):
Foreign currency translation	(277)	74	2,714	(235)
Total comprehensive loss	$(18,211)	$(11,384)	$(49,754)	$(20,180)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	21,168,240	$2	$266,823	$(4,112)	$(103,928)	$158,785
Net loss	—	—	—	—	(34,534)	(34,534)
Stock-based compensation	—	—	1,579	—	—	1,579
Foreign exchange translation adjustment	—	—	—	2,991	—	2,991
Issuance of common stock in connection with the 4SC royalty settlement (see Note 4)	581,199	—	8,625	—	—	8,625
Balance at March 31, 2021	21,749,439	$2	$277,027	$(1,121)	$(138,462)	$137,446
Net loss	—	—	—	—	(17,934)	(17,934)
Stock-based compensation	—	—	1,507	—	—	1,507
Foreign exchange translation adjustment	—	—	—	(277)	—	(277)
Balance at June 30, 2021	21,749,439	$2	$278,534	$(1,398)	$(156,396)	120,742

Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	10,744,806	1	119,646	(1,373)	(59,911)	58,363
Net loss	—	—	—	—	(8,487)	(8,487)
Stock based compensation	—	—	353	—	—	353
Foreign exchange translation adjustment	—	—	—	(309)	—	(309)
Issuance of common stock - at the market Sales Agreement net of issuance costs of $37	78,745	—	568	—	—	568
Balance at March 31, 2020	10,823,551	1	$120,567	$(1,682)	$(68,398)	$50,488
Net loss	—	—	—	—	(11,458)	(11,458)
Stock-based compensation	—	—	369	—	—	369
Foreign exchange translation adjustment	—	—	—	74	—	74
Issuance of common stock - April registered direct equity offering net of issuance costs of $1,082	1,764,706	—	13,918	—	—	13,918
Issuance of common stock - June public equity offering net of issuance costs of $1,752	2,175,000	—	23,048	—	—	23,048
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $75	205,083	—	2,246	—	—	2,246
Balance at June 30, 2020	14,968,340	$1	$160,148	$(1,608)	$(79,856)	$78,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(52,468)	$(19,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29	20
Unrealized foreign currency loss	1,905	—
Stock-based compensation	3,086	722
Common Stock issued in connection with the 4SC royalty settlement (see Note 4)	8,625	—
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(8,683)	(1,452)
Accounts payable	483	(676)
Accrued expenses	2,011	2,082
Other liabilities	3,059	(1,007)
Net cash used in operating activities	(41,953)	(20,256)
Cash flows from investing activities:
Purchases of property and equipment	(28)	(59)
Net cash used in investing activities	(28)	(59)
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market offering, net of issuance costs of $112	—	2,814
Proceeds from April 2020 registered direct equity offering, net of issuance costs of $1,082	—	13,918
Proceeds from June 2020 public equity offering, net of issuance costs of $1,747	—	23,048
Net cash provided by financing activities	—	39,780
Effect of exchange rate changes on cash and cash equivalents	1,704	(227)
Net change in cash and cash equivalents	(40,277)	19,238
Cash and cash equivalents, beginning of period	127,452	29,369
Cash and cash equivalents, end of period	$87,175	$48,607
Supplemental disclosure of noncash investing and financing activities:
Common Stock issued in connection with the 4SC royalty settlement (see Note 4)	$8,625	$—
Operating lease right-of use asset obtained in exchange for lease obligation	$435	$—
Offering costs in accrued expenses	$—	$75
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a clinical-stage biopharmaceutical company with a pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis (“RRMS”), ulcerative colitis (“UC”), Crohn’s disease (“CD”) and psoriasis. The Company’s main operations are in Gräfelfing near Munich, Germany. Immunic currently has approximately 45 employees.
Immunic is currently pursuing three development programs. These include the IMU-838 program, which is focused on the development of oral formulations of a small molecule inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”); the IMU-935 program, which is focused on an inverse agonist of RORγt, an immune cell-specific isoform of retinoic acid receptor-related orphan nuclear receptor gamma (“RORγ”); and the IMU-856 program, which involves the development of a drug targeting the restoration of intestinal barrier function. In addition to these large markets, these products are also being developed to address certain rare diseases with high unmet medical needs, such as primary sclerosing cholangitis (“PSC”) and Guillain-Barré syndrome (“GBS”), as well as metastatic castration-resistant prostate cancer (“mCRPC”).
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $156.4 million at June 30, 2021 and $103.9 million as of December 31, 2020. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through July 31, 2021, Immunic has raised net cash of approximately $258.8 million from private and public offerings of preferred and common stock. As of June 30, 2021, Immunic had cash and cash equivalents of approximately $87.2 million which does not include the approximately $42.2 million raised in the equity offering which closed on July 19, 2021. With these funds, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements. The most significant estimates in the Company’s financial statements and accompanying notes relate to clinical trial expenses and share-based compensation. Management believes its estimates to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions.
Foreign Currency Translation and Presentation
The Company’s reporting currency is United States (“U.S.”) dollars. Immunic AG and Immunic Research GmbH’s operations are located in Germany with the euro being their functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar. All amounts in the financial statements where the functional currency is not the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows:
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
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $15,000 and $6,000 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $29,000 and $20,000 for the six months ended June 30, 2021 and 2020, respectively
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and six months ended June 30, 2021 and 2020.
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment. Impairment testing for goodwill is done at the reporting unit level. The Company has determined that it operates in a single operating segment and has a single reporting unit. The Company has determined there was no goodwill impairment as of June 30, 2021.
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
Leases
The Company leases office space and office equipment. The underlying lease agreements have lease terms of less than 12 months and up to 60 months. Leases with terms of 12 months or less at inception are not included in the operating lease right of use asset and operating lease liability.

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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of June 30, 2021 and 2020, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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

Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of June 30,
	2021	2020
Options to purchase common stock	2,064,839	434,248

Recently Issued and/or Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	June 30, 2021	December 31, 2020
Prepaid clinical and related costs	$6,610	$3,416
VAT receivable	4,119	295
Australian research and development tax incentive	2,287	1,348
Other	1,496	1,234
Total	$14,512	$6,293
Accounts Payable
Accounts Payable consist of (in thousands):

	June 30, 2021	December 31, 2020
Clinical costs	$3,861	$3,408
Legal and audit costs	115	139
Other	206	153
Total	$4,182	$3,700

Accrued Expenses
Accrued expenses consist of (in thousands):

	June 30, 2021	December 31, 2020
Accrued clinical and related costs	$5,492	$3,301
Accrued legal and audit costs	101	114
Accrued compensation	429	658
Accrued other	153	245
Total	$6,175	$4,318
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	June 30, 2021	December 31, 2020
Lease liabilities	$189	$297
VAT payable	3,630	—
Other	311	82
Total	$4,130	$379
VAT receivable in Other Current Assets and Prepaid Expenses and Other Current Liabilities includes $3.6 million of value added tax receivable and payable related to the 4SC transaction.
4. Commitments and Contingencies
Operating Leases
The Company leases certain office space under non-cancelable operating leases. The leases terminate on April 30, 2023 for the New York City office and June 30, 2025 for the Gräfelfing, Germany office. The Company formerly leased office space in Planegg-Martinsried, Germany pursuant to a modified lease that terminated on August 31, 2020. These leases include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease has renewal options, but they were not included in calculating the right of use asset and liabilities. On April 7, 2020, the Company signed a five year lease for its facility in Gräfelfing, Germany. On March 1, 2021 the Company added additional lease space at the Gräfelfing, Germany office. Renewal options were not included in calculating the right of use asset and liabilities for this facility. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions. The New York City lease had a six month rent holiday at the beginning of the lease. There were net additions to right of use assets of $427,000 as a result of signing the Gräfelfing, Germany lease and shortening the term of the Planegg-Martinsried, Germany lease during the year ended December 31, 2020 and net additions of $435,000 with the signing of additional lease space in March 2021.
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
 Immunic’s operating lease costs and variable lease costs were $145,000 and 80,000 for the three months ended June 30, 2021 and 2020, respectively and $239,000 and $159,000 for the six months ended June 30, 2021 and 2020, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of the operating lease obligation are as follows as of June 30, 2021 (in thousands):

2021	229
2022	459
2023	309
2024	235
2025	117
Total	1,349
Interest	130
PV of obligation	1,219
Contractual Obligations
As of June 30, 2021, the Company has non-cancelable contractual obligations under certain agreements related to its development programs IMU-838, IMU-935 and IMU-856 totaling approximately $0.6 million, all of which is expected to be paid in 2021.
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

5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$45,622	$45,622	$—	$—
Total assets at fair value	$45,622	$45,622	$—	$—

	Fair Value Measurement at Fair Value Measurement at December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$39,615	$39,615	$—	$—
Total assets	$39,615	$39,615	$—	$—

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
6. Common Stock
Shelf Registration Statement
In May 2018, Vital filed a shelf registration statement on Form S-3 (the “2018 Shelf Registration Statement”), which became effective in June 2018. The 2018 Shelf Registration Statement permitted the offering, issuance and sale of up to $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination. This registration statement expired in June 2021 and is no longer effective.
In November 2020, Immunic filed a shelf registration statement on Form S-3. The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing.

In July 2019, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $40.0 million of common stock that may be issued and sold under an at-the-market sales agreement ("July 2019 ATM") with SVB Leerink LLC (“SVB Leerink”) as agent. The Company used the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The July 2019 ATM was effectively terminated in June 2021 when the 2018 Shelf Registration Statement expired.

In December 2020, the Company filed another Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("December 2020 ATM") with SVB Leerink as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of June 30, 2021, $50.0 million in capacity remains under the December 2020 ATM.
 The Company has agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to both ATM's and has agreed to provide SVB Leerink with customary indemnification and contribution rights.
The Company did not have any ATM activity during the three and six months ended June 30, 2021.
In the three months ended June 30, 2020, the Company raised gross proceeds of $2.3 million pursuant to the July 2019 ATM through the sale of 205,083 shares of common stock at a weighted average price of $11.31 per share. The net proceeds from such sale were $2.2 million after deducting underwriter commissions of $69,610 and estimated offering expenses of $4,962.
In the six months ended June 30, 2020, the Company raised gross proceeds of $2.9 million pursuant to the July 2019 ATM through the sale of 283,828 shares of common stock at a weighted average price of $10.31 per share. The net proceeds from such sale were $2.8 million after deducting underwriter commissions of $87,766 and estimated offering expenses of $23,996.
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
Common Stock
As of June 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of any holders of preferred stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through June 30, 2021, no cash dividends had been declared or paid.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, rights and preferences to be set by the Board of Directors. No preferred shares were outstanding as of June 30, 2021.
Stock Reserved for Future Issuance
Shares reserved for future issuance at June 30, 2021 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock Purchase Plan	200,000
Outstanding stock options	2,064,839
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	775,211
Total common shares reserved for future issuance	3,129,611

7. Stock-Based Compensation Plans

2021 Employee Stock Purchase Plan

On April 25, 2021, the Company adopted the 2021 Employee Stock Purchase Plan, which was approved by stockholder vote at the 2021 Annual Meeting of Stockholders held on June 10, 2021. The plan provides eligible employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions, which are included in other current liabilities until they are used to purchase Company shares. Eligible employees participating in the bi-annual offering period can choose to have up to the lesser of 15% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase shares of the Company’s common stock. The purchase price of the stock is the lesser of (i) 85% of the closing market price on the date of purchase and (ii) the closing market price at the beginning of the bi-annual offering period. The maximum number of shares reserved for delivery under the plan is 200,000 shares.

As the first enrollment period under the plan commenced on August 1, 2021, the Company did not realize any expense related to the plan in the three months ended June 30, 2021.

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
Movements during the year
The following table summarizes stock option activity for the six months ended June 30, 2021 and 2020, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,117,160	$12.96
Granted	961,059	$15.27
Exercised	—	$—	—
Forfeited or expired	(13,380)	$12.11
Outstanding as of June 30, 2021	2,064,839	$14.04	9.16	$411,563
Options vested and expected to vest as of June 30, 2021	2,064,839	$14.04	9.16	$411,563
Options exercisable as of June 30, 2021	462,022	$13.59	8.65	$227,848

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	456,645	$12.57
Granted	25,118	$8.30
Exercised	—	$—
Forfeited or expired	(61,918)	$13.47
Outstanding as of June 30, 2020	419,845	$12.19	8.75	$411,847
Options vested and expected to vest as of June 30, 2020	419,845	$12.19	8.75	$411,847
Options exercisable as of June 30, 2020	101,845	$12.61	7.35	$72,388
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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the six months ended June 30, 2021 and 2020 was $11.36 and $5.86, respectively. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.88%	1.06%
Expected dividend yield	0%	0%
Expected volatility	92.3%	84.4%
Expected term of options (years)	5.94	5.76
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$492,000	$99,000	$823,000	$196,000
General and administrative	1,015,000	270,000	2,263,000	526,000
Total	$1,507,000	$369,000	$3,086,000	$722,000
As of June 30, 2021, there was $14.7 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 3.04 years.
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
There remain 43,311 shares available for grant under the 2014 Plan as of June 30, 2021.
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
No expense was recorded for the plans assumed from Vital during the three and six months ended June 30, 2021 and 2020, respectively.

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
From January 1, 2021 until December 31, 2030, the Company and Immunic AG are also obligated to pay EIB a very low single digit percentage of their revenue, as set forth in the Loan Agreement, subject to certain conditions and limitations tied to the total amount drawn under the Loan Agreement and subject to a cap of €8.6 million if only the first tranche is drawn and subject to a cap of €30 million if the full loan amount is drawn. The Loan Agreement also includes certain prepayment penalties that may be triggered by certain prepayments prior to the maturity date. As of June 30, 2021, no funds have been drawn down under the loan agreement.
The Company will guarantee Immunic AG’s obligations to EIB pursuant to a Guarantee Agreement to be executed by the Company, Immunic AG and EIB (the “Guarantee Agreement”).

9. Related Party Transactions
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
10. Subsequent Events
July 2021 Public Equity Offering

On July 15, 2021, the Company entered into an underwriting agreement with Piper Sandler & Co., as representative of the several underwriters listed on Schedule A thereto, in connection with the Company’s public offering of 4,500,000 shares of the Company’s common stock, $0.0001 par value per share, at a public offering price of $10.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 675,000 shares of Common Stock at the public offering price, less underwriting discounts and commissions.

On July 19, 2021, the Company closed the Offering. The net proceeds to the Company from the Offering was approximately $42.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q (the "Quarterly Report") and the audited Consolidated Financial Statements in our Annual Report on Form 10-K. filed with the Securities and Exchange Commission ("SEC"), on February 26, 2021. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Immunic” refer to Immunic, Inc. and its subsidiaries.

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
Overview
We are a clinical-stage biopharmaceutical company with a pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis (“RRMS”), ulcerative colitis (“UC”), Crohn’s disease (“CD”) and psoriasis. Our main operations are in Gräfelfing near Munich, Germany. We currently have approximately 45 employees.
We are currently pursuing three development programs. These include the IMU-838 program, which is focused on the development of oral formulations of a small molecule inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”); the IMU-935 program, which is focused on an inverse agonist of RORγt, an immune cell-specific isoform of retinoic acid receptor-related orphan nuclear receptor gamma (“RORγ”); and the IMU-856 program, which involves the development of a drug targeting the restoration of intestinal barrier function. In addition to these large markets, these products are also being developed to address certain rare diseases with high unmet medical needs, such as primary sclerosing cholangitis (“PSC”) and Guillain-Barré syndrome (“GBS”), as well as metastatic castration-resistant prostate cancer (“mCRPC”).
The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, IMU-838, targets DHODH, a key enzyme in the intracellular metabolism of immune cells in the body. In the third quarter of 2020, we reported positive results from our Phase 2 EMPhASIS trial of IMU-838 in RRMS, achieving both primary and key secondary endpoints with high statistical significance. Our Phase 3 ENSURE program of IMU-838 in RRMS, comprising twin studies evaluating efficacy, safety, and tolerability of IMU-838 versus placebo, is expected to start in the second half of 2021. The supportive Phase 2 CALLIPER trial in progressive multiple sclerosis (“PMS”) is expected to start in the third quarter of 2021. In the first quarter of 2021, we announced that IMU-838 showed evidence of clinical activity in our Phase 2 CALVID-1 trial in hospitalized patients with moderate COVID-19. Also, in the first quarter of 2021, we reported positive top-line data from an investigator-sponsored Phase 2 proof-of-concept clinical trial of IMU-838 in primary sclerosing cholangitis which was conducted in collaboration with the Mayo Clinic. In addition, IMU-838 is currently being tested in a Phase 2 trial in patients with ulcerative colitis (CALDOSE-1 trial). Another investigator-sponsored Phase 2 clinical trial of IMU-838 in combination with oseltamivir in moderate to severe COVID-19 is ongoing in collaboration with the University Hospitals Coventry and Warwickshire NHS Trust (IONIC trial). If approved, we believe that IMU-838 has the potential to be a first-in-class DHODH inhibitor in inflammatory bowel disease (“IBD”) and a best-in-class DHODH inhibitor in RRMS. In addition, prior clinical data with IMU-838 in rheumatoid arthritis (“RA”) has contributed to our understanding of the safety profile of the drug at doses consistent with those currently under evaluation for the treatment of RRMS and IBD. Importantly, IMU-838 has an attractive pharmacokinetic, safety and tolerability profile and has already been tested in more than 800 individuals to date.
Our second drug candidate, IMU-935, is a highly potent and selective inverse agonist of a transcription factor called RORγt with additional activity on DHODH. We believe that the nuclear receptor RORγt is the main driver for the differentiation of Th17 cells and the release of cytokines involved in various inflammatory and autoimmune diseases. We believe this target is an attractive alternative to approved antibodies for targets, such as interleukin-23 (“IL-23”), the IL-17 receptor and IL-17 itself. We have observed strong cytokine inhibition targeting both Th1 and Th17 responses in preclinical testing, as well as indications of activity in animal models for psoriasis and IBD. Preclinical experiments indicated that, while leading to a potent inhibition of Th17 differentiation and cytokine secretion, IMU-935 did not affect thymocyte maturation. Based on these preclinical data, we believe that IMU-935 has potential to be a best-in-class therapy for various autoimmune diseases. A Phase 1 clinical trial exploring safety, pharmacodynamics and pharmacokinetics of IMU-935 is currently ongoing.
Our third program, IMU-856, which we believe to be novel, is an orally available, small molecule modulator that targets a protein which serves as a transcriptional regulator of intestinal barrier function. We have not yet disclosed the molecular target for IMU-856. Based on preclinical data, we believe this compound may represent a new treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function in patients suffering from diseases like IBD, irritable bowel syndrome with diarrhea and other intestinal barrier function associated diseases. We believe that because IMU-856 avoids suppression of the immune functions, it may therefore maintain immune surveillance for patients. A Phase 1 clinical trial exploring safety, pharmacodynamics and pharmacokinetics of IMU-856 is currently ongoing.

Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of our three development programs.
Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $156.4 million as of June 30, 2021 and $103.9 million as of December 31, 2020. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through July 31, 2021, we have raised net cash of approximately $258.8 million from private and public offerings of preferred and common stock. As of June 30, 2021, we had cash and cash equivalents of approximately $87.2 million which does not include the approximately $42.2 million raised in our equity offering which closed on July 19, 2021. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
Recent Events
July 2021 Public Equity Offering

On July 15, 2021, we entered into an underwriting agreement with Piper Sandler & Co., as representative of the several underwriters listed on Schedule A thereto, in connection with our public offering of 4,500,000 shares of our common stock, $0.0001 par value per share, at a public offering price of $10.00 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 675,000 shares of Common Stock at the public offering price, less underwriting discounts and commissions.

On July 19, 2021, we closed the Offering. The net proceeds to us from the Offering were approximately $42.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable us.

Phase 2 Trial of IMU-838 in RRMS (EMPhASIS Trial)

Our Phase 2 EMPhASIS trial of IMU-838 in RRMS consists of two cohorts: The full data set of Cohort 1, which evaluated efficacy and safety of 30 mg or 45 mg once daily IMU-838 compared to placebo, was published by the Company in August and September 2020, respectively. Cohort 2, which evaluates efficacy and safety of 10 mg once daily IMU-838 compared to placebo, is currently ongoing. On April 15, 2021, we announced interim data from Cohort 2 after 59 randomized patients completed week 12 magnetic resonance imaging (“MRI”) assessments. We concluded from this data, along with previously published data from Cohort 1, that 30 mg once daily IMU-838 is the most appropriate dose for future Phase 3 trials in patients with RRMS. The experimental part of double-blind treatment in Cohort 2 has meanwhile been completed.

Phase 3 Program of IMU-838 in RRMS (ENSURE-1 and ENSURE-2 Trials)

As previously announced, we had been in discussions with regulatory authorities, including the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency, regarding our planned Phase 3 program in RRMS. At the FDA's request, we had proceeded directly to submitting an Investigational New Drug (“IND”) application for our Phase 3 program, instead of holding an end-of-Phase 2 meeting. On July 1, 2021, we announced FDA clearance of our IND application for the Phase 3 ENSURE program of our lead asset IMU-838 in patients with RRMS and that the FDA provided a May Proceed Letter to Immunic for the ENSURE-1 trial, one of the two identical Phase 3 trials.

The ENSURE program comprises two identical multicenter, randomized, double-blind Phase 3 trials designed to evaluate the efficacy, safety, and tolerability of IMU-838 versus placebo in RRMS patients. Based on IMU-838’s robust activity in preventing lesion formation in our Phase 2 EMPhASIS trial in RRMS, the strong and consistent correlation observed between lesion formation and clinical relapse in third-party clinical trials, and the drug’s robust safety profile to date, we believe that this Phase 3 program provides a simple and straightforward path towards potential regulatory approval of IMU-838 in RRMS.

Each of the identical twin Phase 3 trials, titled ENSURE-1 and ENSURE-2, is expected to enroll approximately 1,050 adult patients with active relapsing MS at more than 100 sites in 14 countries, including the United States, Latin America, Central and Eastern Europe, and India. Patients will be randomized in a double-blinded fashion to either 30 mg daily doses of IMU-838 or placebo and the primary endpoint for both trials is time to first relapse up to 72 weeks. Key secondary endpoints include volume of new T2-lesions, time to confirmed disability progression, time to sustained clinically relevant changes in cognition, and percentage of whole brain volume change. With regard to the disability progression endpoint, the ENSURE program will apply a pooled analysis of disability worsening across both trials.

The ENSURE trials will be run concurrently, with dosing of the first patient expected in the second half of 2021. An interim analysis to assess event rates is planned to occur after a certain number of relapses have occurred in the double-blind treatment periods. This analysis is intended to inform potential sample size adjustment and help ensure that final study readout is not planned to occur before sufficient events have been achieved. This interim analysis is not intended as a futility analysis.

Phase 2 Program of IMU-838 in PMS (CALLIPER Trial)

On July 1, 2021, we announced that the FDA also cleared our separate IND application for the supportive Phase 2 CALLIPER trial of IMU-838 in patients with PMS.

The multicenter, randomized, double-blind, placebo-controlled Phase 2 CALLIPER trial is intended to run concurrently with and to complement the Phase 3 program in RRMS. In particular, CALLIPER is focused on progressive forms of multiple sclerosis (“MS”) and designed to corroborate IMU-838’s neuroprotective potential, as exemplified by slowing of brain atrophy and delay in disability worsening. Neurodegeneration is a key concern in both PMS and RRMS, since axonal and neural damage is responsible for the increasing and often severe disability experienced by patients. We believe that, if the CALLIPER trial is successful in showing a beneficial effect of IMU-838, this data, along with the ENSURE program and IMU-838’s strong safety and tolerability profile, may allow for a meaningful clinical differentiation of IMU-838 from other oral MS medications and an attractive commercial positioning. Although a supportive trial, we do not believe that data from the CALLIPER trial are a pre-condition for filing a New Drug Application in relapsing MS.

The Phase 2 CALLIPER trial is expected to enroll approximately 450 patients at more than 70 sites in North America, Western, Central and Eastern Europe with patients randomized to either 45 mg daily doses of IMU-838 or placebo in a double-blinded fashion. The trial’s primary endpoint is the annualized rate of percent brain volume change up to 120 weeks. Key secondary endpoints include the annualized rate of change in whole brain atrophy and time to 24-week confirmed disability progression based on the expanded disability status scale which may further support disability data from the ENSURE trials. Dosing of the first patient is expected in the third quarter of 2021.

An interim analysis comprising an unblinded analysis of serum neurofilament light chain (“NfL”) is planned to occur once approximately half of the enrolled patients have completed 24 weeks of treatment. NfL has been shown consistently to correlate with disease activity in neurological disorders and has become one of the most important serum biomarkers for axonal damage over the past few years. As previously reported, results of the Phase 2 EMPhASIS trial of IMU-838 in RRMS showed a robust decrease in serum NfL at 24 weeks (-17.0% for 30 mg and -20.5% for 45 mg), as compared to baseline values, while the patients on placebo experienced a 6.5% increase in serum NfL over the same period.

Phase 2 Trial of IMU-838 in UC (CALDOSE-1 Trial)

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

Phase 2 Trial of IMU-838 in PSC

On February 18, 2021, we announced positive top-line data from our investigator-sponsored proof-of-concept clinical trial of IMU-838 in PSC, which was conducted at Mayo Clinic in Arizona and Minnesota, both of which are tertiary referral centers for PSC patients. As previously announced, due to the COVID-19 pandemic, only 18 of the targeted 30 patients were enrolled in the study (intent-to-treat population, “ITT”), of whom only 11 patients completed the full IMU-838 treatment course and were evaluable over the 24-week treatment period (per-protocol population, “PP”).

As the next step, we are currently preparing a Phase 1 trial in hepatic impaired patients which will allow for dose optimization of IMU-838 for potential future clinical activities in PSC.

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

The full analysis of all 223 randomized patients supports the conclusions made for the main analysis. However, the full analysis also provided data on a few additional endpoints that were not assessed in the main analysis. The rate and timing of anti-SARS-CoV-2 antibodies patients are developing in response to the infection was found to be identical between the IMU-838 and placebo treatment arms. We believe that this is an important confirmation of the mechanism of action of IMU-838 that targets highly metabolically activated cells involved in the disease process, but leaves antibody production relatively unaffected. Although no specific data are available at this point, we also believe that this data may support that vaccinations, including those for SARS-CoV-2, may be effectively given during IMU-838 therapy. Many immunomodulatory therapies are known to interfere with vaccinations, however several studies with another DHODH inhibitor (teriflunomide) had shown that this is not the case for these class of drugs. The CALVID-1 SARS-CoV-2 antibody data are supportive of this finding as well. The full analysis was also able to detect a relationship between drug trough levels in blood plasma and the clinical recovery endpoint. Higher drug levels correlate with shorter clinical recovery periods. We believe that this is another important finding to provide evidence of clinical activity in moderate COVID-19 patients.

Following discussions with regulatory authorities and with the progressing vaccination status in many countries, we believe that the opportunity to execute a Phase 3 program as a monotherapy and to benefit from any potential commercialization in this indication within a reasonable time frame is no longer a viable option.

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

Phase 1 Trial of IMU-935 in Healthy Volunteers and Moderate-to-Severe Psoriasis Patients

On July 12, 2021, we provided an update on our IMU-935 program, including new preclinical and clinical data. The main result from preclinical investigations was that IMU-935 inhibits cytokine production (thought to be a pre-condition for its use in immunological and autoimmune diseases) while maintaining the known and required physiological functions of maturing T lymphocytes. In ex vivo mouse cell differentiation and maturation assays, IMU-935 was recently observed to selectively inhibit RORγt-dependent gene expression during Th17 differentiation without affecting either RORγt-dependent gene regulation relevant to thymocyte development, or the viability of these cells. In third-party research, impairment of thymocyte development has been shown to be associated with serious safety issues, including, among others, T cell malfunction and potential lymphoma formation. We believe that IMU-935's observed selectivity may enable it to inhibit both the generation of Th17 cells and the production of IL-17 cytokines that are responsible for the development of autoimmune diseases, without impairing thymocyte development, which is associated with the potential risk of lymphoma seen with other, third-party RORγt programs.

In addition, we announced that the full pharmacokinetic and blinded safety data from the single-ascending dose part of the ongoing Phase 1 trial of IMU-935, which is being conducted in Australia, in healthy volunteers is now available. Analysis of the full pharmacokinetic data set revealed dose-linear pharmacokinetics and a blood half-life that we believe may be appropriate for once or twice daily dosing. Although the trial is still blinded, no significant safety findings have been detected to date in the single-ascending dose cohort (up to 400 mg IMU-935 daily).

The multiple ascending dose part of the Phase 1 trial with 14-day daily dosing in healthy volunteers is ongoing and progressing. We expect to extend the trial in the third quarter of 2021 by including moderate-to-severe psoriasis patients given IMU-935 daily over 28 consecutive days, in order to assess safety and exploratory disease endpoints in psoriasis patients. Initial human data from this patient population is expected to be available in the second quarter of 2022.

Phase 1b Trial of IMU-935 in mCRPC

On July 12, 2021, we also presented new preclinical data highlighting IMU-935's therapeutic potential in CRPC. Recently published third-party studies have shown that RORγ plays an important pro-tumor role by driving expression of the androgen receptor (“AR”), leading to tumor growth. During tumor progression, AR tends to mutate into AR-V7, leading to resistance of AR-axis-targeted therapies. In preclinical studies, IMU-935 was observed to inhibit the expression of mutated AR-V7, and the tumor growth of prostate cancer cell lines in vitro. Finally, we believe IMU-935's potency in inhibiting tumorigenesis-promoting IL-17 and Th17 cells in vitro may result in further antitumoral activity in humans.

Based on these strong preclinical results, we are currently preparing an open-label Phase 1 dose escalation trial designed to establish a potential recommended Phase 2 dose and to assess safety, tolerability, anti-tumor activity, biomarkers and pharmacokinetics of IMU-935 in patients with progressive mCRPC. The Principal Investigator of the trial is Johann Sebastian de Bono, MD, PhD, Regius Professor of Cancer Research and Professor in Experimental Cancer Medicine, The Institute of Cancer Research and The Royal Marsden NHS Foundation Trust, London, United Kingdom. The trial is expected to commence in the fourth quarter of 2021.

Phase 2a Trial of IMU-935 in GBS

As previously announced, we may perform a Phase 2a proof-of-activity trial in GBS. Patients diagnosed with this rare disease have very few therapeutic options and we believe that published third-party data supports a central role of Th17 cells in this disease.

Phase 1 Trial of IMU-856

A clinical Phase 1 trial of IMU-856 is ongoing and progressing in Australia. The trial includes single and multiple ascending dose parts in healthy volunteers to assess safety, pharmacodynamics and pharmacokinetics of IMU-856. Subsequently, we plan to extend this trial to assess biomarkers, disease symptoms, safety and drug trough levels in patients with several conditions involving an impaired bowel barrier function. The single ascending dose cohorts for the current tablet formulation of IMU-856 have been completed. Based on the favorable data available so far, we expect to receive clearance from the Ethics Committee in Australia to proceed to the MAD part in the near future as well.

Appointment of Inderpal Singh as General Counsel

On June 1, 2021, we announced the appointment of Inderpal Singh as our General Counsel. In his new role, Mr. Singh is responsible for legal and compliance matters and has become part of the management team of Immunic.

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
Executive Chairman Agreement with Duane Nash
On April 15, 2020, the compensation committee of the board of directors of Immunic independently reviewed and approved entering into an employment agreement with the current Chairman of the Board, Duane Nash, MD, JD, MBA and pursuant to such approval, on April 17, 2020, the Company and Dr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship pursuant to which Dr. Nash serves as Executive Chairman and contemplated a term that ends on October 15, 2020, which was subsequently extended to April 15, 2021. On April 15, 2021, the Company and Dr. Nash entered into an addendum to extend the term of the Executive Chairman Agreement to April 15, 2022. In connection with the Agreement, the Company made a one-time award to Dr. Nash of an option to purchase 90,000 shares of Company common stock, which vest monthly commencing on May 15, 2021, and to increase Dr. Nash’s monthly base salary to $27,960 from $25,417.
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
Since our inception in March 2016, we have spent a total of approximately $109.7 million in research and development expenses through June 30, 2021.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, IMU-838, IMU-935 and IMU-856. We have spent the majority of our research and development resources on IMU-838, our lead development program for clinical trials in RRMS, UC, COVID-19 and PSC.
In August 2019, Immunic AG received a grant of up to approximately $730,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare)

project. The grant funds will be used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $264,000 which was classified in Other income in the accompanying consolidated statement of operations.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our operating expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$15,738	$9,987	$5,751	58%
General and administrative	3,432	2,235	1,197	54%
4SC Royalty Settlement (see Note 4)	—	—	—	N/A
Total operating expenses	19,170	12,222	6,948	57%
Loss from operations	(19,170)	(12,222)	(6,948)	57%
Total other income (expense)	1,236	764	472	62%
Net loss	$(17,934)	$(11,458)	$(6,476)	57%

Research and development expenses increased by $5.8 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase reflects (i) a $2.6 million increase in preparation costs related to the Phase 3 program of IMU-838 in multiple sclerosis, (ii) a $1.8 million increase in external development costs related to the Phase 2 clinical trial of IMU-838 in patients with ulcerative colitis, (iii) a $1.7 million increase in preparation costs related to the Phase 2 trial of IMU-838 in progressive multiple sclerosis, (iv) a $0.6 million increase in external development costs related to the Phase 1 clinical trial of IMU-935, (v) a $0.5 million increase in external development costs related to the Phase 1 clinical trial of IMU-856, (vi) a $0.7 million increase in personnel expenses in research and development and (vii) $0.2 million related to increased costs across numerous categories. The increases were partially offset by a decrease of $2.3 million related to drug supply costs for IMU-838, IMU-935 and IMU-856.

General and administrative expenses increased by $1.2 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase is primarily due to (i) a $0.7 million increase related to non-cash stock compensation expense, (ii) a $0.3 million increase of legal and consultancy costs and (iii) a $0.2 million increase across numerous categories.

Other income increased by $0.5 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase is primarily attributable to (i) a $0.6 million foreign exchange gain on a $52.0 million intercompany loan between Immunic, Inc. and Immunic AG and (ii) a $0.4 million increase in research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia. The increase was partially offset by a $0.5 million decrease in recognized deferred income attributable to reimbursements of research and development expenses in connection with the Daiichi Sankyo Agreement realized in the second quarter of 2020.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our operating expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$27,257	$16,421	$10,836	66%
General and administrative	7,050	4,815	2,235	46%
4SC Royalty Settlement (see Note 4)	17,250	—	17,250	N/A
Total operating expenses	$51,557	$21,236	$30,321	143%
Loss from operations	(51,557)	(21,236)	(30,321)	143%
Total other income (expense)	(911)	1,291	(2,202)	(171)%
Net loss	(52,468)	$(19,945)	$(32,523)	163%

Research and development expenses increased by $10.8 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase reflects (i) a $2.9 million increase in preparation costs related to the Phase 3 program of IMU-838 in multiple sclerosis, (ii) a $2.4 million increase in preparation costs related to the Phase 2 trial of IMU-838 in progressive multiple sclerosis, (iii) a $2.2 million increase in external development costs related to the Phase 2 clinical trial of IMU-838 in patients with ulcerative colitis, (iv) a $1.4 million increase in external development costs related to the Phase 2 clinical trial in patients with COVID-19 as trials did not start until the second quarter of 2020, (v) a $0.8 million increase in external development costs related to the Phase 1 clinical trial of IMU-856, (vi) a $0.6 million increase in external development costs related to the Phase 1 clinical trial of IMU-935, (vii) a $1.0 million increase in personnel expenses in research and development and (viii) $1.0 million related to increased costs across numerous categories. The increases were partially offset by a decrease of $1.5 million in drug supply costs for IMU-856.

General and administrative expenses increased by $2.2 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase is primarily due to (i) a $1.7 million increase related to non-cash stock compensation expense and (ii) a $0.5 million increase across numerous categories, primarily for legal and consultancy services.
On March 31, 2021, Immunic AG and 4SC AG entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of the 4.4% royalty on net sales for $17.25 million (Tranche III of the Agreement). The payment was made 50% in cash and 50% in shares of Immunic’s common stock. No further payment obligations remain between Immunic and 4SC AG.

Other income decreased by $2.2 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decrease is primarily attributable to (i) a $1.9 million foreign exchange loss on a $52.0 million intercompany loan between Immunic, Inc. and Immunic AG and (ii) a $0.9 million decrease in recognized deferred income attributable to reimbursements of research and development expenses in connection with the Daiichi Sankyo Agreement realized in the first six months of 2020. The decrease was partially offset by a $0.6 million increase in research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia.

Liquidity and Capital Resources
Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $156.4 million at June 30, 2021 and $103.9 million as of December 31, 2020. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through July 31, 2021, we have raised net cash of approximately $258.8 million from private and public offerings of preferred and common stock. As of June 30, 2021, we had cash and cash equivalents of approximately $87.2 million which does not include the approximately $42.2 million raised in our equity offering which closed on July 19, 2021. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
In November 2020, we filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing.
In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an additional at-the-market sales agreement with SVB Leerink as agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of June 30, 2021, $50.0 million in capacity remains under the December 2020 ATM.
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
We will guarantee Immunic AG’s obligations to EIB pursuant to a Guarantee Agreement to be executed by Immunic, Inc., Immunic AG and EIB. As of June 30, 2021, no funds have been drawn down under the Loan Agreement.
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
As of June 30, 2021, we had cash and cash equivalents of approximately $87.2 million which does not include the approximately $42.2 million raised in the equity offering which closed on July 19, 2021.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(41,953)	$(20,256)
Investing activities	(28)	(59)
Financing activities	—	39,780
Operating activities

During the six months ended June 30, 2021, operating activities used $42.0 million of cash. The use of cash primarily resulted from (i) our net loss of $52.5 million adjusted for non-cash charges of $8.6 million related to common stock issued for the 4SC AG transaction, $1.9 million for an unrealized foreign currency loss, $3.1 million related to stock-based compensation and depreciation and amortization as well as a $3.1 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2021 consisted primarily of (i) an increase of $8.6 million in other current assets and prepaid expenses, partially offset by an increase of $5.5 million in our other current liabilities
During the six months ended June 30, 2020, operating activities used $20.3 million of cash. The use of cash primarily resulted from (i) our net loss of $19.9 million adjusted for non-cash charges of $742,000 related to stock-based compensation and depreciation and amortization and (ii) a $1.1 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2020 consisted primarily of (i) an increase of $1.5 million in other current assets and prepaid expenses primarily due to prepayments related to certain clinical trial and drug supply contracts which was partially offset by (ii) $0.4 million related to an increase in our current liabilities.
Investing activities
Net cash used in investing activities was $28,000 and $59,000 during the six months ended June 30, 2021, and 2020, respectively, which was related to the purchase of property and equipment.
Financing Activities
There were no cash based financing activities during the six months ended June 30, 2021.
Net cash provided by financing activities was $39.8 million during the six months ended June 30, 2020 consisting of net cash proceeds from the sale of common stock under the ATM and the April 2020 and June 2020 equity offerings.
Off-Balance Sheet Arrangements
Through June 30, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Maturities of the operating lease obligation are as follows as of June 30, 2021:

2021	$229,000
2022	459,000
2023	309,000
2024	235,000
2025	117,000
Total	1,349,000
Interest	130,000
PV of obligation	$1,219,000
As of June 30, 2021, we have non-cancelable contractual obligations under certain agreements related to our development programs IMU-838, IMU-935 and IMU-856 totaling approximately $0.6 million, all of which is expected to be paid in 2021.

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
During the first six months of 2021, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Our significant accounting policies are described in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) our audited consolidated financial statements for the years ended December 31, 2020 and 2019 included in our Annual Report on Form 10-K filed on February 26, 2021.
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
We had cash and cash equivalents of $87.2 million as of June 30, 2021, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $40.0 million of these funds are held in German bank accounts that were earning negative interest of 0.5% as of June 30, 2021. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of June 30, 2021, our German subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $40.8 million. A decrease of approximately $4.1 million in net current assets would result as of June 30, 2021, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2021, would have impacted our net loss by approximately $4.5 million, primarily due to the euro.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
4.1	2019 Omnibus Equity Incentive Plan.	S-8	4.1	September 20, 2019
4.2*	Description of Registrant's Securities	8-K	4.2	February 26, 2020
10.1	Option and License Agreement, dated September 27, 2018, between Immunic AG and Daiichi Sankyo Company, Ltd.	8-K	10.2	July 17, 2019
10.2	Asset Purchase Agreement, dated May 13, 2016, between Immunic AG and 4SC AG.	8-K	10.3	July 17, 2019
10.3	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.4+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.5+	Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	September 5, 2019
10.6+	Second Addendum to Service Agreement, dated June 20, 2021, between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	June 14, 2021
10.7+	Employment Agreement between Dr. Manfred Groeppel and Immunic AG.	8-K	10.6	July 17, 2019
10.8+	Addendum to Service Agreement between Immunic AG and Dr. Manfred Groeppel.	8-K	10.2	September 5, 2019
10.9+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.10+	Second Addendum to Employment Agreement dated October 15, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	April 19, 2021
10.11+	Employment Agreement, dated June 10, 2021, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	10.3	June 14, 2021
10.12+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	99.2	September 5, 2019
10.13+	Second Addendum, dated June 10, 2021, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	10.2	June 14, 2021
10.14+	Employment Agreement, dated June 10, 2021, between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 14, 2021
10.15+	Placement Agency Agreement, dated April 23, 2020, between Immunic, Inc. and Roth Capital Partners, LLC	8-K	10.1	April 20, 2020
10.16	Form of Securities Purchase Agreement, dated April 23, 2020, between Immunic, Inc. and the investors party thereto.	8-K	10.2	April 20, 2020
10.17	Placement Agency Agreement, dated June 10, 2020, between Immunic, Inc. and the Roth Partners, LLC	8-K	10.1	June 12, 2020
10.18	Form of Securities Purchase Agreement, dated June 10, 2020, between Immunic, Inc. and the investors party thereto	8-K	10.2	June 12, 2020
10.19	Underwriting Agreement, dated August 4, 2020, by and between Immunic, Inc. and SVB Leerink LLC.	8-K	1.1	August 10, 2020

10.20	Finance Contract, dated October 19, 2020, between Immunic, Inc., Immunic AG and European Investment Bank	8-K	10.1	October 20, 2020
10.21	Form of Guarantee Agreement between Immunic, Inc., Immunic AG and European Investment Bank.	8-K	10.2	October 20, 2020
10.22	Sales Agreement, dated December 29, 2020 between Immunic, Inc. and SVB Leerink LLC	8-K	10.1	January 4, 2021
10.23	Amendment Letter, dated November 11, 2020	8-K	10.1	November 13, 2020
10.24	Settlement Agreement, dated March 31, 2021, between Immunic AG and 4SC AG.	8-K	10.1	March 31, 2021
10.25	Amended and Restated 2021 Employee Stock Purchase Plan	S-8	4.3	July 28, 2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	99.4	September 5, 2019
99.2	Second Addendum, dated June 10, 2021, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	99.2	June 14, 2021
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: August 6, 2021                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President