Form 10-Q
period 2021-09-30
IMMUNIC, INC.
filed 2021-11-04
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

On October 29, 2021, 26,249,439 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,444	$127,452
Other current assets and prepaid expenses	12,051	6,293
Total current assets	122,495	133,745
Property and equipment, net	196	203
Goodwill	32,970	32,970
Right-of-use assets, net	1,054	901
Other long-term assets	42	42
Total assets	$156,757	$167,861
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,241	$3,700
Accrued expenses	6,771	4,318
Other current liabilities	579	379
Total current liabilities	10,591	8,397
Long term liabilities
Operating lease liabilities	701	679
Total long-term liabilities	701	679
Total liabilities	11,292	9,076
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 26,249,439 and 21,168,240 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	321,950	266,823
Accumulated other comprehensive loss	(800)	(4,112)
Accumulated deficit	(175,688)	(103,928)
Total stockholders’ equity	145,465	158,785
Total liabilities and stockholders’ equity	$156,757	$167,861
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$15,480	$11,040	$42,737	$27,461
General and administrative	2,907	2,505	9,957	7,320
4SC Royalty Settlement (see Note 4)	—	—	17,250	—
Total operating expenses	18,387	13,545	69,944	34,781
Loss from operations	(18,387)	(13,545)	(69,944)	(34,781)
Other income (expense):
Interest income	10	20	51	48
Other income (expense), net	(915)	612	(1,867)	1,875
Total other income (expense)	(905)	632	(1,816)	1,923
Net loss	$(19,292)	$(12,913)	$(71,760)	$(32,858)

Net loss per share, basic and diluted	$(0.76)	$(0.70)	$(3.33)	$(2.35)

Weighted-average common shares outstanding, basic and diluted	25,320,091	18,405,840	21,559,964	13,966,690
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(19,292)	$(12,913)	$(71,760)	$(32,858)
Other comprehensive income (loss):
Foreign currency translation	598	(144)	3,312	(379)
Total comprehensive loss	$(18,694)	$(13,057)	$(68,448)	$(33,237)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	21,168,240	$2	$266,823	$(4,112)	$(103,928)	$158,785
Net loss	—	—	—	—	(34,534)	(34,534)
Stock-based compensation	—	—	1,579	—	—	1,579
Foreign exchange translation adjustment	—	—	—	2,991	—	2,991
Issuance of common stock in connection with the 4SC royalty settlement (see Note 4)	581,199	—	8,625	—	—	8,625
Balance at March 31, 2021	21,749,439	$2	$277,027	$(1,121)	$(138,462)	$137,446
Net loss	—	—	—	—	(17,934)	(17,934)
Stock-based compensation	—	—	1,507	—	—	1,507
Foreign exchange translation adjustment	—	—	—	(277)	—	(277)
Balance at June 30, 2021	21,749,439	$2	$278,534	$(1,398)	$(156,396)	120,742
Net loss	—	—	—	—	(19,292)	(19,292)
Stock-based compensation	—	—	1,397	—	—	1,397
Foreign exchange translation adjustment	—	—	—	598	—	598
Issuance of common stock - July 2021 equity offering net of issuance costs of $2,980	4,500,000	1	42,019	—	—	42,020
Balance at September 30, 2021	26,249,439	$3	$321,950	$(800)	$(175,688)	145,465

Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	10,744,806	1	119,646	(1,373)	(59,911)	58,363
Net loss	—	—	—	—	(8,487)	(8,487)
Stock based compensation	—	—	353	—	—	353
Foreign exchange translation adjustment	—	—	—	(309)	—	(309)
Issuance of common stock - at the market Sales Agreement net of issuance costs of $37	78,745	—	568	—	—	568
Balance at March 31, 2020	10,823,551	1	$120,567	$(1,682)	$(68,398)	$50,488
Net loss	—	—	—	—	(11,458)	(11,458)
Stock-based compensation	—	—	369	—	—	369
Foreign exchange translation adjustment	—	—	—	74	—	74
Issuance of common stock - April registered direct equity offering net of issuance costs of $1,082	1,764,706	—	13,918	—	—	13,918
Issuance of common stock - June public equity offering net of issuance costs of $1,752	2,175,000	—	23,048	—	—	23,048
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $75	205,083	—	2,246	—	—	2,246
Balance at June 30, 2020	14,968,340	$1	$160,148	$(1,608)	$(79,856)	$78,685
Net loss	—	—	—	—	(12,913)	(12,913)
Stock-based compensation	—	—	707	—	—	707
Foreign exchange translation adjustment	—	—	—	(144)	—	(144)
Issuance of common stock - August public equity offering net of issuance costs of $6,960	5,750,000	1	96,539	—	—	96,540
Balance at September 30, 2020	20,718,340	$2	$257,394	$(1,752)	$(92,769)	162,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(71,760)	$(32,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	63
Unrealized foreign currency loss	3,202	—
Stock-based compensation	4,483	1,429
Common Stock issued in connection with the 4SC royalty settlement (see Note 4)	8,625	—
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(6,305)	(1,234)
Accounts payable	(261)	875
Accrued expenses	2,760	772
Other liabilities	(341)	(1,208)
Net cash used in operating activities	(59,552)	(32,161)
Cash flows from investing activities:
Purchases of property and equipment	(48)	(122)
Net cash used in investing activities	(48)	(122)
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market offering, net of issuance costs of $112	—	2,814
Proceeds from April 2020 registered direct equity offering, net of issuance costs of $1,082	—	13,918
Proceeds from June 2020 public equity offering, net of issuance costs of $1,752	—	23,048
Proceeds from August 2020 public equity offering, net of issuance costs of $6,960	—	96,540
Proceeds from July 2021 public equity offering, net of issuance costs of $2,980	42,020	—
Net cash provided by financing activities	42,020	136,320
Effect of exchange rate changes on cash and cash equivalents	572	(223)
Net change in cash and cash equivalents	(17,008)	103,814
Cash and cash equivalents, beginning of period	127,452	29,369
Cash and cash equivalents, end of period	$110,444	$133,183
Supplemental disclosure of noncash investing and financing activities:
Common Stock issued in connection with the 4SC royalty settlement (see Note 4)	$8,625	$—
Operating lease right-of use asset obtained in exchange for lease obligation	$435	$—
Offering costs in accrued expenses	$—	$25
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a clinical-stage biopharmaceutical company with a pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis (“RRMS”), ulcerative colitis (“UC”), Crohn’s disease (“CD”) and psoriasis. The Company’s main operations are in Gräfelfing near Munich, Germany. Immunic currently has approximately 52 employees.
Immunic is currently pursuing three development programs. These include the IMU-838 program, which is focused on the development of oral formulations of a small molecule inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”); the IMU-935 program, which is focused on an inverse agonist of retinoic acid receptor-related orphan nuclear receptor gamma truncated (“RORγt”), an immune cell-specific isoform of RORγ; and the IMU-856 program, which involves the development of a drug targeting the restoration of intestinal barrier function and regeneration of bowel epithelium. In addition to these large markets, these products are also being developed to address certain rare diseases with high unmet medical needs, such as primary sclerosing cholangitis (“PSC”) and Guillain-Barré syndrome (“GBS”), as well as metastatic castration-resistant prostate cancer (“mCRPC”).
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $175.7 million as of September 30, 2021 and $103.9 million as of December 31, 2020. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through September 30, 2021, Immunic has raised net cash of approximately $258.8 million from private and public offerings of preferred and common stock. As of September 30, 2021, Immunic had cash and cash equivalents of approximately $110.4 million. With these funds, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $16,000 and $43,000 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $45,000 and $63,000 for the nine months ended September 30, 2021 and 2020, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and nine months ended September 30, 2021 and 2020.
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment. Impairment testing for goodwill is done at the reporting unit level. The Company has determined that it operates in a single operating segment and has a single reporting unit. The Company has determined there was no goodwill impairment as of September 30, 2021.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of September 30, 2021 and 2020, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company is subject to U.S. federal, New York, California, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2016 through 2020 are subject to audit by German and Australian tax authorities. The Company is not currently under examination by any tax jurisdictions.
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

	As of September 30,
	2021	2020
Options to purchase common stock	2,045,960	969,822
Recently Issued and/or Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	September 30, 2021	December 31, 2020
Prepaid clinical and related costs	$7,872	$3,416
VAT receivable	310	295
Australian research and development tax incentive	2,594	1,348
Other	1,275	1,234
Total	$12,051	$6,293
Accounts Payable
Accounts Payable consist of (in thousands):

	September 30, 2021	December 31, 2020
Clinical costs	$2,867	$3,408
Legal and audit costs	101	139
Other	273	153
Total	$3,241	$3,700
Accrued Expenses
Accrued expenses consist of (in thousands):

	September 30, 2021	December 31, 2020
Accrued clinical and related costs	$6,012	$3,301
Accrued legal and audit costs	67	114
Accrued compensation	528	658
Accrued other	164	245
Total	$6,771	$4,318

Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	September 30, 2021	December 31, 2020
Lease liabilities	$406	$297
Other	173	82
Total	579	379
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
 Immunic’s operating lease costs and variable lease costs were $133,000 and 108,000 for the three months ended September 30, 2021 and 2020, respectively and $372,000 and $267,000 for the nine months ended September 30, 2021 and 2020, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of the operating lease obligation are as follows as of September 30, 2021 (in thousands):

2021	115
2022	461
2023	312
2024	238
2025	119
Total	1,245
Interest	105
PV of obligation	1,140

Contractual Obligations
As of September 30, 2021, the Company has non-cancelable contractual obligations under certain agreements related to its development programs IMU-838, IMU-935 and IMU-856 totaling approximately $2.2 million, which is expected to be paid through 2023.
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
5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$72,626	$72,626	$—	$—
Total assets at fair value	$72,626	$72,626	$—	$—

	Fair Value Measurement at Fair Value Measurement at December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$39,615	$39,615	$—	$—
Total assets	$39,615	$39,615	$—	$—
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
6. Common Stock
Shelf Registration Statement
In May 2018, Vital Therapies filed a shelf registration statement on Form S-3 (the “2018 Shelf Registration Statement”), which became effective in June 2018. The 2018 Shelf Registration Statement permitted the offering, issuance and sale of up to $200.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination. This registration statement expired in June 2021 and is no longer effective.
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

In December 2020, the Company filed another Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("December 2020 ATM") with SVB Leerink as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of September 30, 2021, $50.0 million in capacity remains under the December 2020 ATM.
 The Company has agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the ATM and has agreed to provide SVB Leerink with customary indemnification and contribution rights.
The Company did not have any ATM activity during the three and nine months ended September 30, 2021.
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
Public Equity Offerings
July 2021 Public Equity Offering

On July 15, 2021, the Company entered into an underwriting agreement with Piper Sandler & Co., in connection with the Company’s public offering of 4,500,000 shares of the Company’s common stock, $0.0001 par value per share, at a public offering price of $10.00 per share.

On July 19, 2021, the Company closed the Offering. The net proceeds to the Company from the Offering was approximately $42.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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
Common Stock
As of September 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of any holders of preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through September 30, 2021, no cash dividends had been declared or paid.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, rights and preferences to be set by the Board of Directors. No preferred shares were outstanding as of September 30, 2021.

Stock Reserved for Future Issuance
Shares reserved for future issuance at September 30, 2021 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock Purchase Plan	200,000
Outstanding stock options	2,045,960
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	794,090
Total common shares reserved for future issuance	3,129,611

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

The first enrollment period under the plan commenced on August 1, 2021 and the Company recognized $18,000 of expense related to the plan in the three and nine months ended September 30, 2021.

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

Movements during the year
The following table summarizes stock option activity for the nine months ended September 30, 2021 and 2020, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,117,160	$12.96
Granted	1,033,809	$14.95
Exercised	—	$—	—
Forfeited or expired	(105,009)	$14.32
Outstanding as of September 30, 2021	2,045,960	$13.90	8.91	$74,460
Options vested and expected to vest as of September 30, 2021	2,045,960	$13.90	8.91	$74,460
Options exercisable as of September 30, 2021	665,168	$13.39	8.33	$43,121

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	456,645	$12.57
Granted	597,068	$12.24
Exercised	—	$—
Forfeited or expired	(83,891)	$13.32
Outstanding as of September 30, 2020	969,822	$12.31	9.41	$6,075,771
Options vested and expected to vest as of September 30, 2020	969,822	$12.31	9.41	$6,075,771
Options exercisable as of September 30, 2020	167,515	$12.51	8.90	$1,015,048
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

The weighted-average grant date fair value of stock options granted under the 2019 Plan during the nine months ended September 30, 2021 and 2020 was $11.14 and $8.75, respectively. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.88%	0.43%
Expected dividend yield	0%	0%
Expected volatility	92.4%	87.1%
Expected term of options (years)	5.95	5.93
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$456,000	$254,000	$1,279,000	$450,000
General and administrative	941,000	453,000	3,204,000	979,000
Total	$1,397,000	$707,000	$4,483,000	$1,429,000
As of September 30, 2021, there was $13.0 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 2.93 years.
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
There remain 43,311 shares available for grant under the 2014 Plan as of September 30, 2021.
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
No expense was recorded for the plans assumed from Vital during the three and nine months ended September 30, 2021 and 2020, respectively.

8. EIB Loan

On October 19, 2020, the Company and Immunic AG, its wholly-owned subsidiary, entered into a Finance Contract (the “Loan Agreement”) with the European Investment Bank (“EIB”), pursuant to which EIB agreed to provide Immunic AG with a term loan in an aggregate amount of up to €24.5 million to support the development of Immunic’s lead asset, IMU-838, in moderate coronavirus disease 2019 (“COVID-19”), to be made available to be drawn in three tranches, with the second and third tranches subject to the completion of certain pre-defined milestones. Effective October 20, 2021 the Company terminated this agreement with the EIB and no funds were drawn under this arrangement.

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

Overview
We are a clinical-stage biopharmaceutical company with a pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases, including relapsing-remitting multiple sclerosis (“RRMS”), ulcerative colitis (“UC”), Crohn’s disease (“CD”) and psoriasis. Our main operations are in Gräfelfing near Munich, Germany. We currently have approximately 52 employees.
We are currently pursuing three development programs. These include the IMU-838 program, which is focused on the development of oral formulations of a small molecule inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”); the IMU-935 program, which is focused on an inverse agonist of retinoic acid receptor-related orphan nuclear receptor gamma truncated (“RORγt”), an immune cell-specific isoform of RORγ; and the IMU-856 program, which involves the development of a drug targeting the restoration of intestinal barrier function and regeneration of bowel epithelium. In addition to these large markets, these products are also being developed to address certain rare diseases with high unmet medical needs, such as primary sclerosing cholangitis (“PSC”) and Guillain-Barré syndrome (“GBS”), as well as metastatic castration-resistant prostate cancer (“mCRPC”).
The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:
Our most advanced drug candidate, IMU-838, targets DHODH, a key enzyme in the intracellular metabolism of immune cells in the body. In the third quarter of 2020, we reported positive results from our Phase 2 EMPhASIS trial of IMU-838 in RRMS, achieving both primary and key secondary endpoints with high statistical significance. Our Phase 3 ENSURE program of IMU-838 in RRMS, comprising twin studies evaluating efficacy, safety, and tolerability of IMU-838 versus placebo, is expected to start in the fourth quarter of 2021. The first patient in our supportive Phase 2 CALLIPER trial in progressive multiple sclerosis (“PMS”) has been enrolled in September 2021. In the first quarter of 2021, we announced that IMU-838 showed evidence of clinical activity in our Phase 2 CALVID-1 trial in hospitalized patients with moderate COVID-19. Also, in the first quarter of 2021, we reported positive top-line data from an investigator-sponsored Phase 2 proof-of-concept clinical trial of IMU-838 in primary sclerosing cholangitis which was conducted in collaboration with the Mayo Clinic. In addition, IMU-838 is currently being tested in a Phase 2 trial in patients with ulcerative colitis (CALDOSE-1 trial) ), for which we expect top-line data to be available in the second quarter of 2022.

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

Another investigator-sponsored Phase 2 clinical trial of IMU-838 in combination with oseltamivir in moderate-to-severe COVID-19 is ongoing in collaboration with the University Hospitals Coventry and Warwickshire NHS Trust (IONIC trial). An interim analysis provided evidence for potential activity of the combination treatment of oseltamivir and IMU-838 and the trial is currently being expanded to include additional sites. Additionally, our research partners, provided preclinical evidence of a strong synergy between IMU-838 and certain nucleoside analogues, including N4-hydroxycytidine (“NHC”), the active metabolite of molnupiravir. Subsequently, Immunic in-licensed a patent from the University Medical Center Goettingen, Germany, covering certain combination treatments for influenza and COVID-19 and announced to further explore the potential of IMU-838 as a broad-spectrum antiviral combination treatment.

Our second drug candidate, IMU-935, is a highly potent and selective inverse agonist of a transcription factor called RORγt with additional activity on DHODH. We believe that the nuclear receptor RORγt is the main driver for the differentiation of T-helper 17 (“Th17”) cells and the release of cytokines involved in various inflammatory and autoimmune diseases. We believe this target is an attractive alternative to approved antibodies for targets, such as interleukin-23 (“IL-23”), the IL-17 receptor and IL-17 itself. We have observed strong cytokine inhibition targeting both Th1 and Th17 responses in preclinical testing, as well as indications of activity in animal models for psoriasis and IBD. Preclinical experiments indicated that, while leading to a potent inhibition of Th17 differentiation and cytokine secretion, IMU-935 did not affect thymocyte maturation, one of the important physiological functions that should be maintained. Based on these preclinical data and the selectivity of the effect maintaining important physiological functions while providing the desired anti-Th17 effect, we believe that IMU-935 has potential to be a best-in-class therapy for various autoimmune diseases. A Phase 1 clinical trial exploring safety, pharmacodynamics and pharmacokinetics of IMU-935 is currently ongoing.

Our third program, IMU-856, which we believe to be novel, is an orally available, small molecule modulator that targets a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. We have not yet disclosed the molecular target for IMU-856. Based on preclinical data, we believe this compound may represent a new treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and regeneration of bowel epithelium in patients suffering from gastrointestinal diseases such as IBD, irritable bowel syndrome with diarrhea, celiac disease and other intestinal barrier function associated diseases. We believe that because IMU-856 has shown in preclinical investigations to avoid suppression of immune cells, it may therefore maintain immune surveillance for patients during therapy, an important advantage versus treatment with immunosuppressive medications. A Phase 1 clinical trial exploring safety, pharmacodynamics and pharmacokinetics of IMU-856 is currently ongoing.
Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of our three development programs.
Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $175.7 million as of September 30, 2021 and $103.9 million as of December 31, 2020. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through September 30, 2021, we have raised net cash of approximately $258.8 million from private and public offerings of preferred and common stock. As of September 30, 2021, we had cash and cash equivalents of approximately $110.4 million. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.

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

On July 19, 2021, we closed the Offering. The net proceeds to us from the Offering were approximately $42.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable us.

Phase 2 Trial of IMU-838 in RRMS (EMPhASIS Trial)

Our Phase 2 EMPhASIS trial of IMU-838 in RRMS consists of two cohorts: The full data set of Cohort 1, which evaluated efficacy and safety of 30 mg or 45 mg once daily IMU-838 compared to placebo, was published by the Company in August and September 2020, respectively. Cohort 2, which evaluates efficacy and safety of 10 mg once daily IMU-838 compared to placebo, was also completed. On April 15, 2021, we announced interim data from Cohort 2 after 59 randomized patients completed week 12 magnetic resonance imaging (“MRI”) assessments. We concluded from this data, along with previously published data from Cohort 1, that 30 mg once daily IMU-838 is the most appropriate dose for future Phase 3 trials in patients with RRMS. The trial continues as an open-label extension (“OLE”) treatment to obtain long-term safety data in RRMS patients. Currently, more than 200 patients are still on OLE treatment.

Phase 3 Program of IMU-838 in RRMS (ENSURE-1 and ENSURE-2 Trials)

On July 1, 2021, we announced U.S. Food and Drug Administration (“FDA”) clearance of our Investigational New Drug (“IND”) application for the Phase 3 ENSURE program of our lead asset IMU-838 in patients with RRMS and that the FDA provided a May Proceed Letter to Immunic for the ENSURE-1 trial, one of the two identical Phase 3 trials.

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

Each of the identical twin Phase 3 trials, titled ENSURE-1 and ENSURE-2, is expected to enroll approximately 1,050 adult patients with active relapsing MS at more than 100 sites in more than 15 countries, including the United States, Latin America, Central and Eastern Europe, and India. Patients will be randomized in a double-blinded fashion to either 30 mg daily doses of IMU-838 or placebo and the primary endpoint for both trials is time to first relapse up to 72 weeks. Key secondary endpoints include volume of new T2-lesions, time to confirmed disability progression, time to sustained clinically relevant changes in cognition, and percentage of whole brain volume change. With regard to the disability progression endpoint, the ENSURE program will apply a pooled analysis of disability worsening across both trials.

The ENSURE trials will be run concurrently, with dosing of the first patient expected in the fourth quarter of 2021. An interim analysis to assess event rates is planned to occur after a certain number of relapses have occurred in the double-blind treatment periods. This analysis is intended to inform potential sample size adjustment and help ensure that final study readout is not planned to occur before sufficient events have been achieved. This interim analysis will also allow for a non-binding futility analysis.

Phase 2 Program of IMU-838 in PMS (CALLIPER Trial)

On July 1, 2021, we announced that the FDA also cleared our separate IND application for the supportive Phase 2 CALLIPER trial of IMU-838 in patients with PMS. The first patient was enrolled in September 2021.

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

An interim analysis comprising an unblinded analysis of serum neurofilament light chain (“NfL”) is planned to occur once approximately half of the enrolled patients have completed 24 weeks of treatment. NfL has been shown consistently to correlate with disease activity in neurodegenerative disorders and has become one of the most important serum biomarkers for axonal damage over the past few years. As previously reported, results of the Phase 2 EMPhASIS trial of IMU-838 in RRMS showed a robust decrease in serum NfL at 24 weeks (-17.0% for 30 mg and -20.5% for 45 mg), as compared to baseline values, while the patients on placebo experienced a 6.5% increase in serum NfL over the same period.

Phase 2 Trial of IMU-838 in UC (CALDOSE-1 Trial)

On October 28, 2021, we announced completion of enrollment of our Phase 2 CALDOSE-1 trial of IMU-838 in UC. At completion of patient recruitment, the trial has randomized a total of 263 patients into four arms: three active dosing arms of 10 mg, 30 mg and 45 mg, as well as placebo. Top-line data for the induction phase is expected to be available in the second quarter of 2022, as previously announced.

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

As the next step in this indication, we are currently conducting a Phase 1 trial in hepatic impaired patients in order to explore dose optimization of IMU-838 for potential future clinical activities in PSC. This Phase 1 trial has started in September 2021 and will run approximately six months.

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

In addition, we announced that the full pharmacokinetic and blinded safety data from the single ascending dose (“SAD”) part of the ongoing Phase 1 trial of IMU-935, which is being conducted in Australia, in healthy volunteers is now available. Analysis of the full pharmacokinetic data set revealed dose-linear pharmacokinetics and a blood half-life that we believe may be appropriate for once or twice daily dosing. Although the trial is still blinded, no significant safety findings have been detected to date in the SAD cohorts (up to 400 mg IMU-935 daily).

The experimental phase of the multiple ascending dose (“MAD”) part of the Phase 1 trial with 14-day daily dosing in healthy volunteers has also recently been completed. Unblinded safety, pharmacodynamic and pharmacokinetic data from the SAD and MAD parts in healthy volunteers is expected to be available in the fourth quarter of 2021.

In addition, as announced on October 27, 2021, we have extended the trial by including moderate-to-severe psoriasis patients given IMU-935 daily over 28 consecutive days, in order to assess safety and exploratory disease endpoints in psoriasis patients. Initial human data from this patient population is expected to be available in the second quarter of 2022

Phase 1b Trial of IMU-935 in mCRPC

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

Based on these strong preclinical results, we are currently preparing an open-label Phase 1 dose escalation trial designed to establish a potential recommended Phase 2 dose and to assess safety, tolerability, anti-tumor activity, biomarkers and pharmacokinetics of IMU-935 in patients with progressive mCRPC. The Principal Investigator of the trial is Johann Sebastian de Bono, MD, PhD, Regius Professor of Cancer Research and Professor in Experimental Cancer Medicine, The Institute of Cancer Research and The Royal Marsden NHS Foundation Trust, London, United Kingdom. The trial was recently approved by the Medicines and Healthcare products Regulatory Agency (MHRA), the Research Ethics Committee (REC) and the Health Research Authority (HRA) in the United Kingdom. It is expected to commence in the fourth quarter of 2021.

Phase 1 Trial of IMU-856

A clinical Phase 1 trial of IMU-856 is ongoing and progressing in Australia. The trial includes SAD and MAD parts in healthy volunteers to assess safety, pharmacodynamics and pharmacokinetics of IMU-856. All planned SAD cohorts for the current tablet formulation of IMU-856 have been completed. Based on the favorable data available so far, the Ethics Committee in Australia has agreed to proceed to the MAD part and the first cohort is currently being dosed. Unblinded safety data from the SAD and MAD parts in healthy volunteers is expected to be available in the third quarter of 2022.

We also plan to extend this trial to assess biomarkers, disease symptoms, safety and drug trough levels in patients with intestinal barrier function associated diseases. Initiation of this third portion of the Phase 1 trial is expected in the first half of 2022.

License Agreement with the University Medical Center Goettingen

On September 22, 2021, we announced the execution of an in-license agreement with the University Medical Center Goettingen, Germany, covering the combination of DHODH inhibitors and nucleoside analogues to treat viral infections (COVID-19 and Influenza). Terms of the agreement were not disclosed.

Preclinical research completed by the parties and their collaborators has shown that certain DHODH inhibitors, including IMU-838, strongly synergize with selected nucleoside analogues to inhibit SARS-CoV-2 replication in vitro. For instance, in an in vitro test system, IMU-838 alone showed an up to 99.9% reduction in viral RNA at concentrations of 5 μM, which is well within the exposure levels seen in prior clinical trials. Likewise, NHC, the active metabolite of molnupiravir, alone, was associated with an up to 99% reduction in viral RNA at concentrations of 100 nM. Compared to single agent activity, the combination of IMU-838 and NHC achieved an extra-ordinary reduction in viral RNA, down to the limit of detection, reducing SARS-CoV-2 RNA by up to seven log units (corresponding to 0.00001% viral RNA remaining). This powerful reduction of virus replication in vitro was demonstrated across multiple SARS-CoV-2 variants, including alpha, beta and delta, highlighting the independence of this approach to mutant virus forms. In addition to molnupiravir, Immunic is exploring alternate nucleoside analogues, some of which have shown very promising antiviral activity in vitro.

Recalling IMU-838’s clinical activity against COVID-19 in our Phase 2 CALVID-1 trial published earlier this year, and in light of recent exacerbations in COVID-19 worldwide, we are very excited to have in-licensed this technology to incorporate into its pandemic preparedness effort. However, with the extra-ordinary wealth of activity already ongoing at the company in other programs, we intend to evaluate and pursue the best possible strategic option for this program, including potential partnership, collaboration or external funding.
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
Appointment of Inderpal Singh as General Counsel

On June 1, 2021, we announced the appointment of Inderpal Singh as our General Counsel. In his role, Mr. Singh is responsible for legal and compliance matters and has become part of the executive management team of Immunic.

Appointment of Patrick Walsh as Chief Business Officer

On October 14, 2021, we announced the appointment of Patrick Walsh as Chief Business Officer. In this newly created role, Mr. Walsh is responsible for business development, including strategic partnering opportunities, and has become part of our executive management team.
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

Since our inception in March 2016, we have spent a total of approximately $125.2 million in research and development expenses through September 30, 2021.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, IMU-838, IMU-935 and IMU-856. We have spent the majority of our research and development resources on IMU-838, our lead development program for clinical trials in RRMS, UC, COVID-19 and PSC.
In August 2019, Immunic AG received a grant of up to approximately $730,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds will be used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $311,000 which was classified in Other income in the accompanying consolidated statement of operations.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our operating expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$15,480	$11,040	$4,440	40%
General and administrative	2,907	2,505	402	16%
4SC Royalty Settlement (see Note 4)	—	—	—	N/A
Total operating expenses	18,387	13,545	4,842	36%
Loss from operations	(18,387)	(13,545)	(4,842)	36%
Total other income (expense)	(905)	632	(1,537)	(243)%
Net loss	$(19,292)	$(12,913)	$(6,379)	49%

Research and development expenses increased by $4.4 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase reflects (i) a $3.8 million increase in preparation costs related to the Phase 3 program of IMU-838 in relapsing multiple sclerosis, (ii) a $2.3 million increase in preparation costs related to the Phase 2 trial of IMU-838 in progressive multiple sclerosis, (iii) a $0.8 million increase in external development costs related to the Phase 2 clinical trial of IMU-838 in ulcerative colitis, (iv) a $1.1 million increase in external development costs related to the Phase 1 clinical trial of IMU-935, (v) a $0.6 million increase in personnel expenses in research and development due to an increase in headcount, and (vi) $0.2 million related to increased costs across numerous categories. The increases were partially offset by (i) a $3.5 million decrease in external development costs related to the Phase 2 clinical trial in COVID-19 as trials were finished in the first quarter of 2021 and (ii) a decrease of $0.9 million in drug supply costs for IMU-856.

General and administrative expenses increased by $0.4 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase is primarily due to a $0.5 million increase related to non-cash stock compensation expense offset by a $0.1 million decrease in costs across numerous categories.

Other income decreased by $1.5 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decrease is primarily attributable to (i) a $1.2 million foreign exchange loss on a $52.0 million intercompany loan between Immunic, Inc. and Immunic AG, (ii) a $0.2 million decrease related to lower research and development tax incentives for clinical trials in Australia as a result of decreased spending on clinical trials in Australia year over year, and (iii) $0.1 million related to a decrease in recognized deferred income attributable to reimbursements of research and development expenses in connection with the Daiichi Sankyo Agreement realized in the third quarter of 2020.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our operating expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$42,737	$27,461	$15,276	56%
General and administrative	9,957	7,320	2,637	36%
4SC Royalty Settlement (see Note 4)	17,250	—	17,250	N/A
Total operating expenses	$69,944	$34,781	$35,163	101%
Loss from operations	(69,944)	(34,781)	(35,163)	101%
Total other income (expense)	(1,816)	1,923	(3,739)	(194)%
Net loss	(71,760)	$(32,858)	$(38,902)	118%

Research and development expenses increased by $15.3 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase reflects (i) a $6.9 million increase in preparation costs related to the Phase 3 program of IMU-838 in relapsing multiple sclerosis, (ii) a $4.7 million increase in preparation costs related to the Phase 2 trial of IMU-838 in progressive multiple sclerosis, (iii) a $3.0 million increase in external development costs related to the Phase 2 clinical trial of IMU-838 in ulcerative colitis, (iv) a $1.7 million increase in personnel expenses in research and development related to an increase in headcount, (v) a $1.2 million increase in external development costs related to the Phase 1 clinical trial of IMU-935, (vi) a $1.3 million increase in external costs for IMU-856, and (vii) $0.7 million related to increased costs across numerous categories. The increases were partially offset by (i) a decrease of $2.1 million in drug supply costs for IMU-856 and (ii) a $2.1 million decrease in external development costs related to the Phase 2 clinical trial in COVID-19.

General and administrative expenses increased by $2.6 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase is primarily due to (i) a $2.2 million increase related to non-cash stock compensation expense, and (ii) a $0.4 million increase across numerous categories.

On March 31, 2021, Immunic AG and 4SC AG entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of the 4.4% royalty on net sales for $17.25 million (Tranche III of the Agreement). The payment was made 50% in cash and 50% in shares of Immunic’s common stock. No further payment obligations remain between Immunic and 4SC AG.

Other income decreased by $3.7 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease is primarily attributable to (i) a $3.2 million foreign exchange loss on a $52.0 million intercompany loan between Immunic, Inc. and Immunic AG, and (ii) a $1.0 million decrease in recognized deferred income attributable to reimbursements of research and development expenses in connection with the Daiichi Sankyo Agreement realized in the first nine months of 2020. The decrease was partially offset by a $0.5 million increase in research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia.

Liquidity and Capital Resources
Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $175.7 million at September 30, 2021 and $103.9 million as of December 31, 2020. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through September 30, 2021, we have raised net cash of approximately $258.8 million from private and public offerings of preferred and common stock. As of September 30, 2021, we had cash and cash equivalents of approximately $110.4 million. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
In November 2020, we filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing.

In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an additional at-the-market sales agreement with SVB Leerink as agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of September 30, 2021, $50.0 million in capacity remains under the December 2020 ATM.
Debt Financing
On October 19, 2020, we and Immunic AG entered into the Loan Agreement with EIB, pursuant to which EIB agreed to provide Immunic AG with a term loan in an aggregate amount of up to €24.5 million to support the development of our lead asset, IMU-838, in moderate COVID-19, to be made available to be drawn in three tranches, with the second and third tranches subject to the completion of certain pre-defined milestones. Effective October 20, 2021 the Company terminated this agreement with the EIB and no funds were drawn under this arrangement.
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
As of September 30, 2021, we had cash and cash equivalents of approximately $110.4 million.

Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(59,552)	$(32,161)
Investing activities	(48)	(122)
Financing activities	42,020	136,320
Operating activities
During the nine months ended September 30, 2021, operating activities used $59.6 million of cash. The use of cash primarily resulted from (i) our net loss of $71.8 million adjusted for non-cash charges of $8.6 million related to common stock issued for the 4SC AG transaction, $3.2 million for an unrealized foreign currency loss, $4.5 million related to stock-based compensation and depreciation and amortization as well as a $4.1 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the nine months ended September 30, 2021 consisted primarily of (i) an increase of $6.3 million in other current assets and prepaid expenses, partially offset by an increase of $2.2 million in our current liabilities.
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
Investing activities
Net cash used in investing activities was $48,000 and $122,000 during the nine months ended September 30, 2021, and 2020, respectively, which was related to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $42.0 million during the nine months ended September 30, 2021 consisting of net cash proceeds from the sale of common stock under the July 2021 equity offering.
Net cash provided by financing activities was $136.3 million during the nine months ended September 30, 2020 consisting of net cash proceeds from the sale of common stock under the ATM and the April 2020, June 2020 and August 2020 equity offerings.
Off-Balance Sheet Arrangements
Through September 30, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Maturities of the operating lease obligation are as follows as of September 30, 2021:

2021	$115,000
2022	461,000
2023	312,000
2024	238,000
2025	119,000
Total	1,245,000
Interest	105,000
PV of obligation	$1,140,000
As of September 30, 2021, we have non-cancelable contractual obligations under certain agreements related to our development programs IMU-838, IMU-935 and IMU-856 totaling approximately $2.2 million, all of which is expected to be paid through 2023.
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
During the first nine months of 2021, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Our significant accounting policies are described in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) our audited consolidated financial statements for the years ended December 31, 2020 and 2019 included in our Annual Report on Form 10-K filed on February 26, 2021.
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
We had cash and cash equivalents of $110.4 million as of September 30, 2021, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $32.7 million of these funds are held in German bank accounts that were earning negative interest of 0.5% as of September 30, 2021. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.

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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of September 30, 2021, our German subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $38.8 million. A decrease of approximately $3.9 million in net current assets would result as of September 30, 2021, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2021, would have impacted our net loss by approximately $6.1 million, primarily due to the euro.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
4.1	2019 Omnibus Equity Incentive Plan.	S-8	4.1	September 20, 2019
4.2*	Description of Registrant's Securities	8-K	4.2	February 26, 2020
10.1	Option and License Agreement, dated September 27, 2018, between Immunic AG and Daiichi Sankyo Company, Ltd.	8-K	10.2	July 17, 2019
10.2	Asset Purchase Agreement, dated May 13, 2016, between Immunic AG and 4SC AG.	8-K	10.3	July 17, 2019
10.3	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.4+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.5+	Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	September 5, 2019
10.6+	Second Addendum to Service Agreement, dated June 20, 2021, between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	June 14, 2021
10.7+	Employment Agreement between Dr. Manfred Groeppel and Immunic AG.	8-K	10.6	July 17, 2019
10.8+	Addendum to Service Agreement between Immunic AG and Dr. Manfred Groeppel.	8-K	10.2	September 5, 2019
10.9+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020

10.10+	Second Addendum to Employment Agreement dated October 15, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	April 19, 2021
10.11+	Employment Agreement, dated June 10, 2021, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	10.3	June 14, 2021
10.12+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	99.2	September 5, 2019
10.13+	Second Addendum, dated June 10, 2021, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	10.2	June 14, 2021
10.14+	Employment Agreement, dated June 10, 2021, between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 14, 2021
10.15+	Placement Agency Agreement, dated April 23, 2020, between Immunic, Inc. and Roth Capital Partners, LLC	8-K	10.1	April 20, 2020
10.16	Form of Securities Purchase Agreement, dated April 23, 2020, between Immunic, Inc. and the investors party thereto.	8-K	10.2	April 20, 2020
10.17	Placement Agency Agreement, dated June 10, 2020, between Immunic, Inc. and the Roth Partners, LLC	8-K	10.1	June 12, 2020
10.18	Form of Securities Purchase Agreement, dated June 10, 2020, between Immunic, Inc. and the investors party thereto	8-K	10.2	June 12, 2020
10.19	Underwriting Agreement, dated August 4, 2020, by and between Immunic, Inc. and SVB Leerink LLC.	8-K	1.1	August 10, 2020
10.20	Finance Contract, dated October 19, 2020, between Immunic, Inc., Immunic AG and European Investment Bank	8-K	10.1	October 20, 2020
10.21	Form of Guarantee Agreement between Immunic, Inc., Immunic AG and European Investment Bank.	8-K	10.2	October 20, 2020
10.22	Sales Agreement, dated December 29, 2020 between Immunic, Inc. and SVB Leerink LLC	8-K	10.1	January 4, 2021
10.23	Amendment Letter, dated November 11, 2020	8-K	10.1	November 13, 2020
10.24	Settlement Agreement, dated March 31, 2021, between Immunic AG and 4SC AG.	8-K	10.1	March 31, 2021
10.25	Underwriting Agreement, dated July 15, 2021, by and between Immunic, Inc. and Piper Sandler & Co.	8-K	1.1	July 15, 2021
10.26	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 15, 2021
10.27	Amended and Restated 2021 Employee Stock Purchase Plan	S-8	4.3	July 28, 2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	99.4	September 5, 2019
99.2	Second Addendum, dated June 10, 2021, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	99.2	June 14, 2021
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: November 4, 2021                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President