Form 10-Q
period 2022-03-31
IMMUNIC, INC.
filed 2022-05-10
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

On May 2, 2022, 30,540,383 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,710	$86,863
Other current assets and prepaid expenses	20,169	18,125
Total current assets	115,879	104,988
Property and equipment, net	155	152
Goodwill	32,970	32,970
Right-of-use assets, net	874	948
Other long-term assets	42	42
Total assets	$149,920	$139,100
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,288	$3,745
Accrued expenses	7,520	7,071
Other current liabilities	649	585
Total current liabilities	11,457	11,401
Long-term liabilities
Operating lease liabilities	502	584
Total long-term liabilities	502	584
Total liabilities	11,959	11,985
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 29,240,383 and 26,335,418 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	355,949	324,237
Accumulated other comprehensive loss	(310)	(252)
Accumulated deficit	(217,681)	(196,873)
Total stockholders’ equity	137,961	127,115
Total liabilities and stockholders’ equity	$149,920	$139,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$17,445	$11,519
General and administrative	3,990	3,618
4SC Royalty Settlement (See Note 4)	—	17,250
Total operating expenses	21,435	32,387
Loss from operations	(21,435)	(32,387)
Other income (expense):
Interest income	7	28
Other income (expense), net	620	(2,175)
Total other income (expense)	627	(2,147)
Net loss	$(20,808)	$(34,534)

Net loss per share, basic and diluted	$(0.74)	$(1.63)

Weighted-average common shares outstanding, basic and diluted	28,127,288	21,174,698
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(20,808)	$(34,534)
Other comprehensive income (loss):
Foreign currency translation	(58)	2,991
Total comprehensive loss	$(20,866)	$(31,543)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)
(Unaudited)

Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	26,335,418	$3	$324,237	$(252)	$(196,873)	$127,115
Net loss	—	—	—	—	(20,808)	(20,808)
Stock-based compensation	—	—	2,069	—	—	2,069
Foreign exchange translation adjustment	—	—	—	(58)	—	(58)
Shares issued in connection with the Company's stock option plan	852	—	5	—	—	5
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $918	2,904,113	—	29,638	—	—	29,638
Balance at March 31, 2022	29,240,383	$3	$355,949	$(310)	$(217,681)	$137,961

Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	21,168,240	$2	$266,823	$(4,112)	$(103,928)	$158,785
Net loss	—	—	—	—	(34,534)	(34,534)
Stock-based compensation	—	—	1,579	—	—	1,579
Foreign exchange translation adjustment	—	—	—	2,991	—	2,991
Issuance of common stock in connection with the 4SC royalty settlement (see Note 4)	581,199	—	8,625	—	—	8,625
Balance at March 31, 2021	21,749,439	2	$277,027	$(1,121)	$(138,462)	$137,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,808)	$(34,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	14
Unrealized foreign currency loss	149	2,505
Stock-based compensation	2,069	1,579
Common Stock issued in connection with the 4SC royalty settlement (see Note 4)	—	8,625
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(2,267)	410
Accounts payable	(350)	6,773
Accrued expenses	558	1,714
Other liabilities	(53)	(34)
Net cash used in operating activities	(20,681)	(12,948)
Cash flows from investing activities:
Purchases of property and equipment	(12)	(10)
Net cash used in investing activities	(12)	(10)
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market Sales Agreement, net	29,638	—
Proceeds from exercise of stock options	5	—
Net cash provided by financing activities	29,643	—
Effect of exchange rate changes on cash and cash equivalents	(103)	345
Net change in cash and cash equivalents	8,847	(12,613)
Cash and cash equivalents, beginning of period	86,863	127,452
Cash and cash equivalents, end of period	$95,710	$114,839
Supplemental disclosure of noncash investing and financing activities:
Common Stock issued in connection with the 4SC royalty settlement (see Note 4)	$—	$8,625
Operating lease right-of use asset obtained in exchange for lease obligation	$—	$435
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
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $217.7 million as of March 31, 2022 and $196.9 million as of December 31, 2021. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through March 31, 2022, Immunic has raised net cash of approximately $289.2 million from private and public offerings of preferred and common stock. As of March 31, 2022, the Company had cash and cash equivalents of approximately $95.7 million and has raised an additional $10.0 million using the December 2020 ATM facility in the second quarter of 2022. With these funds, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
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

Unaudited Interim Financial Information
Immunic has prepared the accompanying interim unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles, (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly Immunic’s consolidated financial position, consolidated results of operations, consolidated statement of stockholders’ equity and consolidated cash flows for the periods and as of the dates presented. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included on the Company's Annual Report on Form 10-K filed on February 24, 2022. The nature of Immunic’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $21,000 and $14,000 for the three months ended March 31, 2022 and 2021, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three months ended March 31, 2022 and 2021.
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
The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment. Impairment testing for goodwill is done at the reporting unit level. The Company has determined that it operates in a single operating segment and has a single reporting unit. The Company has determined there was no goodwill impairment as of March 31, 2022.

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
In October 2018, the Company entered into an option and license agreement (the "Daiichi Sankyo Agreement") with Daiichi Sankyo Co., Ltd. ("Daiichi Sankyo") which granted the Company the right to license a group of compounds, designated by the Company as IMU-856, as a potential new oral treatment option for gastrointestinal diseases such as celiac disease, inflammatory bowel disease, irritable bowel syndrome with diarrhea and other barrier function associated diseases. During the option period, the Company performed agreed upon research and development activities for which it was reimbursed by Daiichi Sankyo up to a maximum agreed-upon limit. Such reimbursement was recorded as other income. There are no additional research and development reimbursements expected under this agreement.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of March 31, 2022 and 2021, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company is subject to U.S. federal, New York, California, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2016 through 2021 are subject to audit by German and Australian tax authorities. The Company is not currently under examination by any tax jurisdictions.
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

	As of March 31,
	2022	2021
Options to purchase common stock	3,423,482	1,717,219
Recently Issued and/or Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the Company's consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expense consist of (in thousands):

	March 31, 2022	December 31, 2021
Prepaid clinical and related costs	$15,406	$14,853
VAT receivable	585	279
Australian research and development tax incentive	2,630	1,871
Other	1,548	1,122
Total	$20,169	$18,125
Accounts Payable
Accounts Payable consist of (in thousands):

	March 31, 2022	December 31, 2021
Clinical costs	$2,885	$3,427
Legal and audit costs	182	72
Other	221	246
Total	$3,288	$3,745

Accrued Expenses
Accrued expenses consist of (in thousands):

	March 31, 2022	December 31, 2021
Accrued clinical and related costs	$6,970	$6,214
Accrued legal and audit costs	85	96
Accrued compensation	314	674
Accrued other	151	87
Total	$7,520	$7,071
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	March 31, 2022	December 31, 2021
Lease liabilities	$404	$408
Other	245	177
Total	$649	$585
4. Commitments and Contingencies
Operating Lease
The Company leases certain office space under non-cancelable operating leases. The leases terminate on April 30, 2023 for the New York City office and on June 30, 2025 for the Gräfelfing, Germany office. These leases include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease has renewal options, but they were not included in calculating the right of use asset and liabilities. On April 7, 2020, the Company signed a five year lease for its facility in Gräfelfing, Germany. On March 1, 2021, the Company added additional lease space at the Gräfelfing, Germany office. Renewal options were not included in calculating the right of use asset and liabilities for this facility. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions. The New York City lease had a six month rent holiday at the beginning of the lease. There were net additions to right of use assets of $435,000 as a result of signing for additional lease space at the Gräfelfing, Germany office in March 2021.
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
 Immunic’s operating lease costs and variable lease costs were $130,000 and $94,000 for the three months ended March 31, 2022 and 2021, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of the operating lease obligation are as follows as of March 31, 2022 (in thousands):

2022	$339
2023	303
2024	228
2025	114
2026	—
Thereafter	—
Total	984
Interest	78
PV of obligation	$906

Contractual Obligations
As of March 31, 2022, the Company has non-cancelable contractual obligations under certain agreements related to its development programs vidofludimus calcium, IMU-935 and IMU-856 totaling approximately $3.0 million, all of which is expected to be paid in 2022.
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

5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at March 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$60,637	$60,637	$—	$—
Total assets at fair value	$60,637	$60,637	$—	$—

	Fair Value Measurement at December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$31,630	$31,630	$—	$—
Total assets at fair value	$31,630	$31,630	$—	$—

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
6. Common Stock
Shelf Registration Statement
In November 2020, Immunic filed a shelf registration statement on Form S-3. The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of May 5, 2022, there is $75.0 million remaining on this shelf registration statement

In December 2020, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("December 2020 ATM") with SVB Leerink as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of May 5, 2022, $8.4 million in capacity remains under the December 2020 ATM.

In May 2022, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Leerink as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of May 5, 2022, $80.0 million in capacity remains under the May 2022 ATM.
  The Company has agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to both ATM's and has agreed to provide SVB Leerink with customary indemnification and contribution rights.
In the three months ended March 31, 2022, the Company raised gross proceeds of $30.6 million pursuant to the December 2020 ATM through the sale of 2,904,113 shares of common stock at a weighted average price of $10.54 per share. The net proceeds from the December 2020 ATM were $29.7 million after deducting underwriter commissions of $0.9 million. During the second quarter of 2022, the Company raised gross proceeds of $10.3 million pursuant to the December 2020 ATM through the sale of 1,300,000 shares of common stock at a weighted average price of $7.90 per share. The net proceeds were $10.0 million after deducting underwriter commissions of $0.3 million.
The Company did not have any ATM activity during the three months ended March 31, 2021.
Common Stock
As of March 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of any holders of preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through March 31, 2022, no cash dividends had been declared or paid.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, rights and preferences to be set by the Board of Directors. No preferred shares were outstanding as of March 31, 2022.
Stock Reserved for Future Issuance
Shares reserved for future issuance at March 31, 2022 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	187,242
Outstanding stock options	3,423,482
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	556,861
Total common shares reserved for future issuance	4,257,146

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

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 12,758 shares under the ESPP for the twelve months ended December 31, 2021. The Company has not issued any new shares under the ESPP during the three months ended March 31, 2022. The Company recognized $28,000 of expense related to the plan during the three months ended March 31, 2022.
Stock Option Programs
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which was adopted by the Board with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock are available for grant under the 2019 Plan. The 2019 Plan includes an evergreen provision that allows for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2022 by a total of 2,481,195 shares. The 2019 Plan is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
Movements during the year
The following table summarizes stock option activity for the quarters ended March 31, 2022 and 2021, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,157,460	$13.54
Granted	1,301,513	$10.90
Exercised	(852)	$5.67	—
Forfeited or expired	(34,639)	$12.68
Outstanding as of March 31, 2022	3,423,482	$12.55	9.00	$1,464,329
Options vested and expected to vest as of March 31, 2022	3,423,482	$12.55	9.00	$1,464,329
Options exercisable as of March 31, 2022	952,888	$13.85	8.25	$215,617

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,117,160	$12.96
Granted	600,059	$15.73
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of March 31, 2021	1,717,219	$13.93	9.24	$3,653,706
Options vested and expected to vest as of March 31, 2021	1,717,219	$13.93	9.24	$3,653,706
Options exercisable as of March 31, 2021	373,702	$13.56	8.82	$994,908
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
Expected Volatility
Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of its own stock combined with a group of comparable companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.
Expected Term
The expected term of options is estimated considering the vesting period at the grant date, the life of the option and the average length of time similar grants have remained outstanding in the past.
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the three months ended March 31, 2022 and 2021 was $8.48 and $12.00, respectively. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.53%	0.92%
Expected dividend yield	0%	0%
Expected volatility	97.4%	94.6%
Expected term of options (years)	6.02	6.08

Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$796,000	$331,000
General and administrative	$1,273,000	$1,248,000
Total	$2,069,000	$1,579,000
As of March 31, 2022, there was $21.1 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 3.19 years.
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
There remain 43,311 shares available for grant under the 2014 Plan as of March 31, 2022.
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
No expense was recorded for the plans assumed from Vital during the three months ended March 31, 2022 and 2021, respectively.

8. Subsequent Events
Executive Chairman Agreement with Duane Nash
On April 15, 2020, the compensation committee of the Board of Directors of the Company independently reviewed and approved entering into an employment agreement with the current Chairman of the Board, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Dr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship pursuant to which Dr. Nash serves as Executive Chairman and contemplated a term that ends on October 15, 2020, which was subsequently extended to April 15, 2021. On April 15, 2021, the Company and Dr. Nash entered into an addendum (the “Agreement”) to extend the term of the Executive Chairman Agreement to April 15, 2022. In connection with the Agreement, the Company made a one-time award to Dr. Nash of an option to purchase 90,000 shares of Company common stock, which will vest monthly commencing on May 15, 2021, and to increase Dr. Nash’s monthly base salary to $27,960 from $25,417. Effective March 15, 2022, the Company extended the Term of Employment from April 15, 2022 to December 31, 2022 with a Base Salary of $29,358 per month (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board). In connection with the Agreement, the Company made a one-time award to Dr. Nash of an option to purchase 75,000 shares of the Company’s common stock, which will vest monthly commencing on April 10, 2022. All other terms of the Employment Agreement shall remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report and audited Consolidated Financial Statements for the years ended December 31, 2021 and 2020 of Immunic, Inc. filed with the Securities and Exchange Commission ("SEC"), on our Annual Report on Form 10-K on February 24, 2022. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Immunic” refer to Immunic, Inc. and its subsidiaries.

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
The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward-looking statements as a result of various factors, including those noted below under the caption “Part II, Item 1A-Risk Factors,” and the differences may be material. These risk factors include, but are not limited to statements relating to our three development programs and the targeted diseases; the potential for vidofludimus calcium (IMU-838), IMU-935 and IMU-856 to safely and effectively target diseases; the nature, strategy and focus of the Company; the development and commercial potential of any product candidates of the Company; and our ability to retain certain personnel important to our ongoing operations and to maintain effective internal control over financial reporting.
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

We are currently pursuing three development programs. These include the vidofludimus calcium program, which is focused on the development of oral formulations of a small molecule inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”); the IMU-935 program, which is focused on an inverse agonist of retinoic acid receptor-related orphan nuclear receptor gamma truncated (“RORγt”), an immune cell-specific isoform of RORγ; and the IMU-856 program, which involves the development of a drug targeting the restoration of intestinal barrier function and regeneration of bowel epithelium. These product candidates are being developed to address diseases such as RMS, UC, CD, and psoriasis. In addition to these large markets, these products are also being developed to address certain rare diseases with high unmet medical needs, such as primary sclerosing cholangitis (“PSC”), as well as metastatic castration-resistant prostate cancer (“mCRPC”).
The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), targets DHODH, a key enzyme in the intracellular metabolism of immune cells in the body. In the third quarter of 2020, we reported positive results from our Phase 2 EMPhASIS trial of vidofludimus calcium in relapsing-remitting multiple sclerosis (“RRMS”), achieving both primary and key secondary endpoints with high statistical significance. The first patient in our Phase 3 ENSURE program of vidofludimus calcium in RMS, comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, was enrolled in November 2021. The first patient in our supportive Phase 2 CALLIPER trial of vidofludimus calcium in progressive multiple sclerosis (“PMS”) was enrolled in September 2021. In the first quarter of 2021, we announced that vidofludimus calcium showed evidence of clinical activity in our Phase 2 CALVID-1 trial in hospitalized patients with moderate coronavirus disease 2019 ("COVID-19"). Also, in the first quarter of 2021, we reported positive top-line data from an investigator-sponsored Phase 2 proof-of-concept clinical trial of vidofludimus calcium in primary sclerosing cholangitis which was conducted in collaboration with the Mayo Clinic. In addition, vidofludimus calcium is currently being tested in a Phase 2 trial in patients with ulcerative colitis (CALDOSE-1 trial), for which we expect top-line data to be available in June of 2022. Additional antiviral directed development activities remain ongoing through an investigator-sponsored Phase 2 clinical trial of vidofludimus calcium in moderate-to-severe COVID-19 as well as preclinical research examining the potential to treat a broad set of viral indications with vidofludimus calcium and other DHODH inhibitors in combination with nucleoside analogues.

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

Our second drug candidate, IMU-935, is a highly potent and selective inverse agonist of a transcription factor called RORγt. We believe that the nuclear receptor RORγt is the main driver for the differentiation of T-helper 17 (“Th17”) cells and the release of cytokines involved in various inflammatory and autoimmune diseases. We believe this target is an attractive alternative to approved antibodies for targets, such as interleukin-23 (“IL-23”), the IL-17 receptor and IL-17 itself. We have observed strong cytokine inhibition targeting both Th1 and Th17 responses in preclinical testing, as well as indications of activity in animal models for psoriasis, graft versus host disease, MS and IBD. Preclinical experiments indicated that, while leading to a potent inhibition of Th17 differentiation and cytokine secretion, IMU-935 did not affect thymocyte maturation, one of the important physiological functions that should be maintained. Based on these preclinical data and the selectivity of the effect maintaining important physiological functions while providing the desired anti-Th17 effect, we believe that IMU-935 has potential to be a best-in-class therapy for various autoimmune diseases. A Phase 1 clinical trial exploring safety, pharmacodynamics and pharmacokinetics of IMU-935 in healthy human subjects and psoriasis patients is currently ongoing. While the studies in healthy human subjects have been completed with results reported in December 2021, the enrollment of psoriasis patients in part C of the trial is ongoing. Additionally, IMU-935 has been shown in preclinical models to target an established mechanism of treatment resistance to androgen receptor therapy, making it a potential treatment option for patients with resistant CRPC. A Phase 1 clinical trial exploring safety and tolerability of increasing doses of IMU-935 to establish the maximum tolerated dose and the recommended Phase 2 dose is currently ongoing in patients with mCRPC.

Our third program, IMU-856, which we believe to be novel, is an orally available small molecule modulator that targets a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. We have not yet disclosed the molecular target for IMU-856. Based on preclinical data, we believe this compound may represent a new treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, irritable bowel syndrome with diarrhea and other intestinal barrier function associated diseases. We believe that, because IMU-856 has been shown in preclinical investigations to avoid suppression of immune cells, it may therefore have the potential to maintain immune surveillance for patients during therapy, an important advantage versus chronic treatment with potentially immunosuppressive medications. A Phase 1 clinical trial exploring safety, pharmacodynamics and pharmacokinetics of IMU-856 in healthy human subjects and celiac disease patients is currently ongoing.

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
Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $217.7 million as of March 31, 2022. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through March 31, 2022, we have raised net cash of approximately $289.2 million from private and public offerings of preferred and common stock. As of March 31, 2022, we had cash and cash equivalents of approximately $95.7 million and have raised an additional $10.0 million using our December 2020 ATM facility in the second quarter of 2022. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
Recent Events
CALDOSE-1 Baseline Characteristics
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

IMU-935 Composition-of-Matter Patents Granted
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
Start of Patient Cohorts in Phase 1 Clinical Trial of IMU-856 in Celiac Disease
On May 5, 2022, we announced the start of the patient cohorts in our ongoing phase 1 clinical trial of IMU-856 in patients with celiac disease. Part C is structured as a 28-day, double-blind, placebo-controlled trial designed to assess the safety and tolerability of IMU-856 in patients with celiac disease during periods of gluten-free diet and gluten challenge. Approximately 42 patients are planned to be enrolled in two consecutive cohorts with IMU-856 given once-daily over 28 days. Secondary objectives include pharmacokinetics and disease markers, including those evaluating gastrointestinal architecture and inflammation. Approximately 10 sites in Australia and New Zealand are expected to participate in Part C.
Executive Chairman Agreement with Duane Nash
On April 15, 2020, the compensation committee of the Board of Directors of the Company independently reviewed and approved entering into an employment agreement with the current Chairman of the Board, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Dr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship pursuant to which Dr. Nash serves as Executive Chairman and contemplated a term that ends on October 15, 2020, which was subsequently extended to April 15, 2021. On April 15, 2021, the Company and Dr. Nash entered into an addendum (the “Agreement”) to extend the term of the Executive Chairman Agreement to April 15, 2022. In connection with the Agreement, the Company made a one-time award to Dr. Nash of an option to purchase 90,000 shares of Company common stock, which will vest monthly commencing on May 15, 2021, and to increase Dr. Nash’s monthly base salary to $27,960 from $25,417. Effective March 15, 2022, the Company extended the Term of Employment from April 15, 2022 to December 31, 2022 with a Base Salary of $29,358 per month (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board). In connection with the Agreement, the Company made a one-time award to Dr. Nash of an option to purchase 75,000 shares of the Company’s common stock, which will vest monthly commencing on April 10, 2022. All other terms of the Employment Agreement shall remain the same.
Appointment of Glenn Whaley as Chief Financial Officer
On March 10, 2022, Glenn Whaley was appointed Chief Financial Officer of the Company. Previously, Mr. Whaley was the Company’s Principal Financial and Accounting Officer. In connection with the appointment, we made a one-time award to Mr. Whaley of an option to purchase 40,000 shares of our common stock, which 25% of the shares will vest on March 10, 2023, with the remainder vesting monthly thereafter.

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
Since our inception in March 2016, we have spent a total of approximately $160.8 million in research and development expenses through March 31, 2022.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, IMU-935 and IMU-856. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program for clinical trials in MS, UC, COVID-19 and PSC.
In August 2019, Immunic AG received a grant of up to approximately $730,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds will be used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $415,000 in total of which $59,000 and $178,000 of which were recorded in 2022 and 2021, respectively, and were classified in Other Income in the accompanying consolidated statement of operations.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our operating expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$17,445	$11,519	$5,926	51%
General and administrative	3,990	3,618	372	10%
4SC Royalty Settlement (See Note 4)	—	17,250	(17,250)	(100)%
Total operating expenses	21,435	32,387	(10,952)	(34)%
Loss from operations	(21,435)	(32,387)	10,952	(34)%
Total other income (expense)	627	(2,147)	2,774	(129)%
Net loss	$(20,808)	$(34,534)	$13,726	(40)%

Research and development expenses increased by $5.9 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase reflects (i) a $3.9 million increase in external development costs related to the Phase 3 program of vidofludimus calcium in relapsing multiple sclerosis, (ii) a $2.0 million increase in external development costs related to the Phase 2 trial of vidofludimus calcium in progressive multiple sclerosis, (iii) a $1.1 million increase in external development costs related to the clinical studies of IMU-935, (iv) a $1.1 million increase in personnel expense in research and development, $0.5 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, (v) a $0.6 million increase in external development costs related to the Phase 1 clinical trial of IMU-856 and (vi) $0.6 million related to increased costs across numerous categories. The increases were partially offset by (i) a $1.7 million decrease in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in COVID-19, (ii) a decrease of $0.9 million in drug supply costs for vidofludimus calcium and (iii) a decrease of $0.8 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in ulcerative colitis.

General and administrative expenses increased by $0.4 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to (i) a $0.3 million increase in personnel expense in general and administrative related to an increase in headcount and (ii) a $0.1 million increase across numerous categories.
On March 31, 2021, Immunic AG and 4SC AG entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of the 4.4% royalty on net sales for $17.25 million (Tranche III of the Agreement). The payment was made 50% in cash and 50% in shares of Immunic’s common stock. No further payment obligations remain between Immunic and 4SC AG.
Other income increased by $2.8 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily attributable to (i) a $1.9 million decrease in the loss on an intercompany loan between Immunic, Inc. and Immunic AG (ii) a $0.4 million foreign exchange gain in the first quarter of 2022 on a intercompany loan between Immunic AG and Immunic Australia Pty Ltd., (iii) a $0.3 million increase in research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia and (iv) $0.2 million related to increased income across numerous categories.

Liquidity and Capital Resources
Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $217.7 million at March 31, 2022 and $196.9 million as of December 31, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through March 31, 2022, we have raised net cash of approximately $289.2 million from private and public offerings of preferred and common stock. As of March 31, 2022, we had cash and cash equivalents of approximately $95.7 million and have raised an additional $10.0 million using the December 2020 ATM facility in the second quarter of 2022. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
In November 2020, we filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing.
In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an additional at-the-market sales agreement with SVB Leerink as agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of May 5, 2022, $8.4 million in capacity remains under the December 2020 ATM.
In May 2022, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Leerink as agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of May 5, 2022, $80.0 million in capacity remains under the April 2022 ATM.
In the three months ended March 31, 2022, we raised gross proceeds of $30.6 million pursuant to the December 2020 ATM through the sale of 2,904,113 shares of common stock at a weighted average price of $10.54 per share. The net proceeds from the December 2020 ATM were $29.7 million after deducting underwriter commissions of $0.9 million. During the second quarter of 2022, we raised gross proceeds of $10.3 million pursuant to the December 2020 ATM through the sale of 1,300,000 shares of common stock at a weighted average price of $7.90 per share. The net proceeds were $10.0 million after deducting underwriter commissions of $0.3 million.
We did not have any ATM activity during the three months ended March 31, 2021.

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
As of March 31, 2022, we had approximately $95.7 million in cash and cash equivalents.

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(20,681)	$(12,948)
Investing activities	(12)	(10)
Financing activities	29,643	—
Operating activities
During the three months ended March 31, 2022, operating activities used $20.7 million of cash. The use of cash primarily resulted from (i) our net loss of $20.8 million adjusted for non-cash charges of $2.2 million related to stock-based compensation, unrealized foreign currency loss and depreciation and amortization and (ii) a $2.1 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2022 consisted primarily of an increase of $2.3 million increase in our other current assets and prepaid expenses as a result of the continued startup of our Phase 3 trials in relapsing multiple sclerosis and a Phase 2 trial in progressive multiple sclerosis, partially offset by an increase of $0.2 million in accounts payable and other accrued expenses.
During the three months ended March 31, 2021, operating activities used $12.9 million of cash. The use of cash primarily resulted from (i) our net loss of $34.5 million adjusted for non-cash charges of $8.6 million related to common stock issued for the 4SC AG transaction, (ii) $2.5 million for an unrealized foreign currency loss, (iii) $1.6 million related to stock-based compensation and depreciation and amortization and (iv) a $8.9 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2021 consisted primarily of an increase of $8.5 million in our other current liabilities as a result of an $8.6 million payable due to 4SC AG, partially offset by an increase of $0.4 million in other current assets and prepaid expenses.
Investing activities
Net cash used in investing activities was $12,000 and $10,000 during the three months ended March 31, 2022, and 2021, respectively, which was related to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $29.6 million during the three months ended March 31, 2022 consisting of net cash proceeds from the sale of common stock under the ATM.
There were no cash based financing activities during the three months ended March 31, 2021.
Off-Balance Sheet Arrangements
Through March 31, 2022, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Maturities of the operating lease obligation are as follows as of March 31, 2022:

2022	$339,000
2023	303,000
2024	228,000
2025	114,000
2026	—
Total	984,000
Interest	78,000
PV of obligation	$906,000
As of March 31, 2022, we have non-cancelable contractual obligations under certain agreements related to our development programs vidofludimus calcium, IMU-935 and IMU-856 totaling approximately $3.0 million, all of which is expected to be paid in 2022.
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
During the first three months of 2022, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Our significant accounting policies are described in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) our audited consolidated financial statements for the years ended December 31, 2021 and 2020 filed in our Annual Report on Form 10-K on February 24, 2022.
Recently Issued Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $95.7 million as of March 31, 2022, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $26.1 million of these funds are held in German bank accounts that were earning negative interest of 0.5% as of March 31, 2022. Declines or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.

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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of March 31, 2021, our German subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $36.7 million. A decrease of approximately $3.7 million in net current assets would result as of March 31, 2022, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2022, would have impacted our net loss by approximately $1.6 million, primarily due to the euro.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Our clinical trials could be delayed or suspended, and costs would increase, as a result of the military action by Russia in the Ukraine.

In February 2022, Russia invaded Ukraine. As a result, the United States and other countries imposed economic and other sanctions on Russia and could impose further sanctions, which may disrupt international commerce and damage the global economy. The continuing conflict may impair our ability to recruit patients in Ukraine, Russia and Belarus for current and upcoming clinical trials, which could result in delays of our trials and additional recruitment costs. Although we are making efforts to compensate for our temporary stop of patient recruitment in Ukraine, Russia and Belarus, seeking activation of other countries and additional sites in currently participating countries, the broader or longer-term consequences of this conflict or the sanctions imposed to date or in the future could adversely affect clinical trials we are currently conducting or are planning to conduct in this region by delaying or preventing their completion and increasing our costs. Alternative sites to fully and timely compensate for delays in our clinical trial activities in Ukraine, Russia and Belarus may not be available or may not fully compensate for a lack of enrollment in Ukraine, Russia and Belarus. Although the route, length and impact of this continuing conflict are highly unpredictable, vendors, investigators or clinical trial sites in Ukraine, Russia and Belarus could suspend or terminate any trials being conducted, and patients could be forced to discontinue further study participation or to evacuate or voluntarily choose to relocate far from clinical trial sites, making them unavailable for further dosing or necessary follow-up. If our clinical trials are materially interrupted or otherwise negatively impacted, we may have insufficient data to support regulatory approvals of vidofludimus calcium, and any commercialization may be delayed, which could limit our potential revenue and hurt the competitive position of any products we may successfully develop.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.
Item 6. Exhibits
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
4.1	2019 Omnibus Equity Incentive Plan.	S-8	4.1	September 20, 2019
4.2*	Description of Registrant's Securities	8-K	4.2	February 26, 2020
10.1	Sales Agreement, dated July 17, 2019, between Immunic, Inc. and SVB Leerink LLC.	8-K	10.1	July 17, 2019

10.2	Option and License Agreement, dated September 27, 2018, between Immunic AG and Daiichi Sankyo Company, Ltd.	8-K	10.2	July 17, 2019
10.3	Asset Purchase Agreement, dated May 13, 2016, between Immunic AG and 4SC AG.	8-K	10.3	July 17, 2019
10.4+	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.5+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.6+	Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	September 5, 2019
10.7+	Employment Agreement between Dr. Manfred Groeppel and Immunic AG.	8-K	10.6	July 17, 2019
10.8+	Addendum to Service Agreement between Immunic AG and Dr. Manfred Groeppel.	8-K	10.2	September 5, 2019
10.9+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.10+	Second Addendum to Employment Agreement dated October 15, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	April 19, 2021
10.11	Placement Agency Agreement, dated April 23, 2020, between Immunic, Inc. and Roth Capital Partners, LLC	8-K	10.1	April 20, 2020
10.12	Form of Securities Purchase Agreement, dated April 23, 2020, between Immunic, Inc. and the investors party thereto.	8-K	10.2	April 20, 2020
10.13	Placement Agency Agreement, dated June 10, 2020, between Immunic, Inc. and the Roth Partners, LLC	8-K	10.1	June 12, 2020
10.14	Form of Securities Purchase Agreement, dated June 10, 2020, between Immunic, Inc. and the investors party thereto	8-K	10.2	June 12, 2020
10.15	Underwriting Agreement, dated August 4, 2020, by and between Immunic, Inc. and SVB Leerink LLC.	8-K	1.1	August 10, 2020
10.16	Finance Contract, dated October 19, 2020, between Immunic, Inc., Immunic AG and European Investment Bank	8-K	10.1	October 20, 2020
10.17	Form of Guarantee Agreement between Immunic, Inc., Immunic AG and European Investment Bank.	8-K	10.2	October 20, 2020
10.18	Sales Agreement, dated December 29, 2020 between Immunic, Inc. and SVB Leerink LLC	8-K	10.1	January 4, 2021
10.19	Amendment Letter, dated November 11, 2020	8-K	10.1	November 13, 2020
10.20	Settlement Agreement, dated March 31, 2021, between Immunic AG and 4SC AG.	8-K	10.1	March 31, 2021
10.21+	Addendum No. 2 to Employment Agreement dated April 15, 2021 between Immunic, Inc. and Duane Nash	8-K	10.1	April 15, 2021
10.22+	Second Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt	8-K	10.1	June 10, 2021
10.23+	Second Addendum, dated June 10, 2021 to Service Agreement between Immunic AG and Dr. Andreas Muehler	8-K	10.2	June 10, 2021
10.24+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.25+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.26+	Underwriting Agreement, dated July 15, 2021, by and between Immunic, Inc. and Piper Sandler & Co	8-K	1.1	July 15, 2021
10.27+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.28+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Daniel Vitt	8-K	10.1	January 10, 2022

10.29+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Andreas Muehler	8-K	10.2	January 10, 2022
10.30+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Hella Kohlhof	8-K	10.3	January 10, 2022
10.31+	Addendum No. 3 to Employment Agreement, dated March 15, 2022, between Immunic, Inc. and Duane Nash	8-K	10.1	March 15, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
99.2+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	99.2	September 5, 2019
99.3+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	99.4	September 5, 2019
99.4+	Second Addendum, dated June 10, 2021, to Service Agreement between Immunic AG and Dr. Hella Kohlhof	8-K	99.2	June 10, 2021
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
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

IMMUNIC, INC.

Date: May 10, 2022                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President