Form 10-Q
period 2022-06-30
IMMUNIC, INC.
filed 2022-08-04
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

On July 31, 2022, 30,564,995 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,078	$86,863
Other current assets and prepaid expenses	16,683	18,125
Total current assets	104,761	104,988
Property and equipment, net	139	152
Goodwill	32,970	32,970
Right-of-use assets, net	745	948
Other long-term assets	42	42
Total assets	$138,657	$139,100
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,117	$3,745
Accrued expenses	5,741	7,071
Other current liabilities	544	585
Total current liabilities	10,402	11,401
Long term liabilities
Operating lease liabilities	407	584
Total long-term liabilities	407	584
Total liabilities	10,809	11,985
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 30,564,995 and 26,335,418 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	368,087	324,237
Accumulated other comprehensive loss	(660)	(252)
Accumulated deficit	(239,582)	(196,873)
Total stockholders’ equity	127,848	127,115
Total liabilities and stockholders’ equity	$138,657	$139,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$16,538	$15,738	$33,983	$27,257
General and administrative	4,072	3,432	8,062	7,050
4SC royalty settlement (see Note 4)	—	—	—	17,250
Total operating expenses	20,610	19,170	42,045	51,557
Loss from operations	(20,610)	(19,170)	(42,045)	(51,557)
Other income (expense):
Interest income	106	13	113	41
Other income (expense), net	(1,397)	1,223	(777)	(952)
Total other income (expense)	(1,291)	1,236	(664)	(911)
Net loss	$(21,901)	$(17,934)	$(42,709)	$(52,468)

Net loss per share, basic and diluted	$(0.72)	$(0.82)	$(1.49)	$(2.44)

Weighted-average common shares outstanding, basic and diluted	30,248,767	21,749,439	28,686,910	21,463,656
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(21,901)	$(17,934)	$(42,709)	$(52,468)
Other comprehensive income (loss):
Foreign currency translation	(350)	(277)	(408)	2,714
Total comprehensive loss	$(22,251)	$(18,211)	$(43,117)	$(49,754)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	26,335,418	$3	$324,237	$(252)	$(196,873)	$127,115
Net loss	—	—	—	—	(20,808)	(20,808)
Stock-based compensation	—	—	2,069	—	—	2,069
Foreign exchange translation adjustment	—	—	—	(58)	—	(58)
Shares issued in connection with the Company's stock option plan	852	—	5	—	—	5
Issuance of common stock - at the market Sales Agreement net of issuance costs of $918	2,904,113	—	29,638	—	—	29,638
Balance at March 31, 2022	29,240,383	$3	$355,949	$(310)	$(217,681)	$137,961
Net loss	—	—	—	—	(21,901)	(21,901)
Stock-based compensation	—	—	2,062	—	—	2,062
Foreign exchange translation adjustment	—	—	—	(350)	—	(350)
Shares issued in connection with the Company's Employee stock purchase plan	24,612	—	130	—	$—	130
Issuance of common stock - at the market Sales Agreement net of issuance costs of $308	1,300,000	—	9,946	$—	$—	9,946
Balance at June 30, 2022	30,564,995	$3	$368,087	$(660)	$(239,582)	127,848

Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	21,168,240	2	266,823	(4,112)	(103,928)	158,785
Net loss	—	—	—	—	(34,534)	(34,534)
Stock-based compensation	—	—	1,579	—	—	1,579
Foreign exchange translation adjustment	—	—	—	2,991	—	2,991
Issuance of common stock in connection with the 4SC royalty settlement (see Note 4)	581,199	—	8,625	—	—	8,625
Balance at March 31, 2021	21,749,439	2	$277,027	$(1,121)	$(138,462)	$137,446
Net loss	—	—	—	—	(17,934)	(17,934)
Stock-based compensation	—	—	1,507	—	—	1,507
Foreign exchange translation adjustment	—	—	—	(277)	—	(277)
Balance at June 30, 2021	21,749,439	$2	$278,534	$(1,398)	$(156,396)	$120,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,709)	$(52,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	29
Unrealized foreign currency loss	2,103	1,905
Stock-based compensation	4,131	3,086
Common Stock issued in connection with the 4SC royalty settlement (see Note 4)	—	8,625
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	139	(8,683)
Accounts payable	826	483
Accrued expenses	(861)	2,011
Other liabilities	(114)	3,059
Net cash used in operating activities	(36,444)	(41,953)
Cash flows from investing activities:
Purchases of property and equipment	(40)	(28)
Net cash used in investing activities	(40)	(28)
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market Sales Agreement, net	39,584	—
Proceeds from exercise of stock options	5	—
Proceeds from shares issued in connection with the Company's employee stock purchase plan	130	—
Net cash provided by financing activities	39,719	—
Effect of exchange rate changes on cash and cash equivalents	(2,020)	1,704
Net change in cash and cash equivalents	1,215	(40,277)
Cash and cash equivalents, beginning of period	86,863	127,452
Cash and cash equivalents, end of period	$88,078	$87,175
Supplemental disclosure of noncash investing and financing activities:
Common Stock issued in connection with the 4SC royalty settlement (see Note 4)	$—	$8,625
Operating lease right-of use asset obtained in exchange for lease obligation	$—	$435
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a clinical-stage biopharmaceutical company with a pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company currently has approximately 60 employees.

The Company is currently pursuing three development programs. These include the vidofludimus calcium (IMU-838) program, which is focused on the development of oral formulations of a small molecule inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”); the IMU-935 program, which is focused on an inverse agonist of retinoic acid receptor-related orphan nuclear receptor gamma truncated (“RORγt”), an immune cell-specific isoform of RORγ; and the IMU-856 program, which involves the development of a drug targeting the restoration of intestinal barrier function and regeneration of bowel epithelium. These product candidates are being developed to address diseases such as multiple sclerosis ("MS"), psoriasis and gastrointestinal diseases. In addition to these large markets, these products are also being developed to address certain rare diseases with high unmet medical needs, such as primary sclerosing cholangitis (“PSC”), as well as metastatic castration-resistant prostate cancer (“mCRPC”).
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and the inability to obtain on acceptable terms, if at all, additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $239.6 million as of June 30, 2022 and $196.9 million as of December 31, 2021. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through June 30, 2022, Immunic has raised net cash of approximately $299.1 million from private and public offerings of preferred and common stock. As of June 30, 2022, the Company had cash and cash equivalents of approximately $88.1 million. With these funds, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
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

Unaudited Interim Financial Information
Immunic has prepared the accompanying interim unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles, (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly Immunic’s consolidated financial position, consolidated results of operations, consolidated statement of stockholders’ equity and consolidated cash flows for the periods and as of the dates presented. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on February 24, 2022. The nature of Immunic’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $20,000 and $15,000 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $41,000 and $29,000 for the six months ended June 30, 2022 and 2021, respectively
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and six months ended June 30, 2022 and 2021.
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
Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, industry market conditions, an adverse regulatory action, sustained decrease in stock price or unanticipated competition.
When conducting the Company’s interim goodwill impairment assessment, we considered the Company’s history of reported losses and negative cash flows from operating activities, along with the downturn in macroeconomic conditions and the broader mid-cap and micro-cap equity markets in 2022. Given the relatively short period of time between the commencement of the downturn in macroeconomic and general equity market conditions as of June 30, 2022, management believes that the recent reduction in prices of our common stock, consistent with the broader market, is not other-than-temporary and not indicative of any fundamental change in the value or prospects of the underlying business as of the measurement date.

As another data point, the Company also performed a quantitative goodwill impairment analysis comparing the estimated fair value of the Company’s reporting unit to its carrying or book value as of the current period presented herein. In performing the quantitative analysis, the Company compared the fair value of the reporting unit to its carrying or book value to determine if the fair value of the reporting unit exceeded its carrying value as of the testing date, in which case the standard indicates that goodwill would not be impaired, and no further testing is required. The fair value of a reporting unit refers to the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are considered to be the best evidence of fair value and should be used as the basis for fair value measurement, if available. When using quoted market prices to estimate the fair value of a reporting unit, we consider all available evidence. In certain circumstances, such as a distressed market, it may be appropriate to consider recent trends in the Company’s stock price, instead of a single day’s stock price in evaluating fair value. In these circumstances, averages over relatively short periods of time are used to determine representative market values.

Based on the qualitative analysis and other data points described above, the Company concluded that goodwill was not “more likely than not” impaired as of June 30, 2022.

As described above, we have significant goodwill recorded on our consolidated balance sheets. We will continue to evaluate the recoverability of the carrying amount of goodwill on an ongoing basis. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. The closing stock prices for our common stock subsequent to June 30, 2022, consistent with the broader market, have continued to trend downward. If the decline in our stock price persists throughout the three month period ending September 30, 2022, we will perform an interim goodwill impairment assessment as of September 30, 2022, consistent with the methodology and approach described above.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of June 30, 2022 and 2021, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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

	As of June 30,
	2022	2021
Options to purchase common stock	3,713,248	2,064,839
Recently Issued and/or Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	June 30, 2022	December 31, 2021
Prepaid clinical and related costs	$11,895	$14,853
VAT receivable	397	279
Australian research and development tax incentive	2,875	1,871
Other	1,516	1,122
Total	$16,683	$18,125
Accounts Payable
Accounts Payable consist of (in thousands):

	June 30, 2022	December 31, 2021
Clinical costs	$3,807	$3,427
Legal and audit costs	102	72
Other	208	246
Total	$4,117	$3,745
Accrued Expenses
Accrued expenses consist of (in thousands):

	June 30, 2022	December 31, 2021
Accrued clinical and related costs	$4,974	$6,214
Accrued legal and audit costs	69	96
Accrued compensation	608	674
Accrued other	90	87
Total	$5,741	$7,071
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	June 30, 2022	December 31, 2021
Lease liabilities	$366	$408
Other	178	177
Total	$544	$585

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
 Immunic’s operating lease costs and variable lease costs were $136,000 and 145,000 for the three months ended June 30, 2022 and 2021, respectively and $266,000 and $239,000 for the six months ended June 30, 2022 and 2021, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
Maturities of the operating lease obligation are as follows as of June 30, 2022 (in thousands):

2022	219
2023	289
2024	214
2025	107
2026	—
Total	829
Interest	62
PV of obligation	767
Contractual Obligations
As of June 30, 2022, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium, IMU-935 and IMU-856 totaling approximately $2.6 million, all of which is expected to be paid in the next twelve months.
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
5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$63,241	$63,241	$—	$—
Total assets at fair value	$63,241	$63,241	$—	$—

	Fair Value Measurement at Fair Value Measurement at December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$31,630	$31,630	$—	$—
Total assets	$31,630	$31,630	$—	$—

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

6. Common Stock
Shelf Registration Statement
In November 2020, Immunic filed a shelf registration statement on Form S-3. The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of July 31, 2022, there is $75.0 million remaining on this shelf registration statement

In December 2020, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("December 2020 ATM") with SVB Leerink as agent. The Company has used, and intends to continue to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of July 31, 2022, $8.4 million in capacity remains under the December 2020 ATM.

In May 2022, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Leerink as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of July 31, 2022, $80.0 million in capacity remains under the May 2022 ATM.
  The Company has agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to both ATM's and has agreed to provide SVB Leerink with customary indemnification and contribution rights.
In the three months ended June 30, 2022, the Company raised gross proceeds of $10.3 million pursuant to the December 2020 ATM through the sale of 1,300,000 shares of common stock at a weighted average price of $7.90 per share. The net proceeds from the December 2020 ATM were $10.0 million after deducting underwriter commissions of $0.3 million. In the six months ended June 30, 2022, the Company raised gross proceeds of $40.9 million pursuant to the December 2020 ATM through the sale of 4,204,113 shares of common stock at a weighted average price of $9.72 per share. The net proceeds from the December 2020 ATM were $39.6 million after deducting underwriter commissions of $1.2 million.
The Company did not have any ATM activity during the three or six months ended June 30, 2021.
Common Stock
As of June 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of any holders of preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through June 30, 2022, no cash dividends had been declared or paid.

Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, having rights and preferences to be set by the Board of Directors. No preferred shares were outstanding as of June 30, 2022.
Stock Reserved for Future Issuance
Shares reserved for future issuance at June 30, 2022 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee Stock Purchase Plan	162,630
Outstanding stock options	3,713,248
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	267,095
Total common shares reserved for future issuance	4,232,534

7. Stock-Based Compensation Plans

2021 Employee Stock Purchase Plan

On April 25, 2021, the Company adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which was approved by stockholder vote at the 2021 Annual Meeting of Stockholders held on June 10, 2021. The ESPP provides eligible employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions, which are included in other current liabilities until they are used to purchase Company shares. Eligible employees participating in the bi-annual offering period can choose to have up to the lesser of 15% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase shares of the Company’s common stock. The purchase price of the stock is the lesser of (i) 85% of the closing market price on the date of purchase and (ii) the closing market price at the beginning of the bi-annual offering period. The maximum number of shares reserved for delivery under the plan is 200,000 shares.

The Company issued 24,612 shares under the ESPP for the three and six months ended June 30, 2022 and 37,370 shares life to date. The Company recognized $25,000 and $53,000 of expense related to the ESPP during the three and six months ended June 30, 2022.

Stock Option Programs
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which was adopted by the Board with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan includes an evergreen provision that allows for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2022 by a total of 2,481,195 shares. The 2019 Plan is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.

Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
Movements during the year
The following table summarizes stock option activity for the six months ended June 30, 2022 and 2021, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,157,460	$13.54
Granted	1,702,513	$9.29
Exercised	(852)	$5.67	—
Forfeited or expired	(145,873)	$11.88
Outstanding as of June 30, 2022	3,713,248	$11.66	8.86	$23,870
Options vested and expected to vest as of June 30, 2022	3,713,248	$11.66	8.86	$23,870
Options exercisable as of June 30, 2022	1,127,085	$13.83	8.00	$—

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,117,160	$12.96
Granted	961,059	$15.27
Exercised	—	$—
Forfeited or expired	(13,380)	$12.11
Outstanding as of June 30, 2021	2,064,839	$14.04	9.16	$411,563
Options vested and expected to vest as of June 30, 2021	2,064,839	$14.04	9.16	$411,563
Options exercisable as of June 30, 2021	462,022	$13.59	8.65	$227,848
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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the six months ended June 30, 2022 and 2021 was $7.25 and $11.36, respectively. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.95%	0.88%
Expected dividend yield	0%	0%
Expected volatility	97.9%	92.3%
Expected term of options (years)	6.00	5.94
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$765,000	$492,000	$1,561,000	$823,000
General and administrative	1,297,000	1,015,000	2,570,000	2,263,000
Total	$2,062,000	$1,507,000	$4,131,000	$3,086,000
As of June 30, 2022, there was $19.4 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 3.06 years.
Summary of Equity Incentive Plans Assumed from Vital Therapies
Upon completion of the Transaction with Vital Therapies ("Vital") on April 12, 2019, Vital’s 2012 Stock Option Plan (the “2012 Plan”), Vital’s 2014 Equity Incentive Plan (the “2014 Plan”) and Vital’s 2017 Inducement Equity Incentive Plan (the “Inducement Plan”), were assumed by the Company. All awards granted under these plans have either been forfeited or expired.
There remain 43,311 shares available for grant under the 2014 Plan as of June 30, 2022.
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
No expense was recorded for the plans assumed from Vital during the three and six months ended June 30, 2022 and 2021, respectively.

8. Related Party Transactions
Executive Chairman Agreement with Duane Nash
On April 15, 2020, the compensation committee of the Board of Directors of the Company independently reviewed and approved entering into an employment agreement with the current Chairman of the Board, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Dr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship pursuant to which Dr. Nash serves as Executive Chairman and contemplated a term that ends on October 15, 2020, which was subsequently extended to April 15, 2021. On April 15, 2021, the Company and Dr. Nash entered into an addendum (the “Addendum”) to extend the term of the Executive Chairman Agreement to April 15, 2022. In connection with the Addendum, the Company made a one-time award to Dr. Nash of an option to purchase 90,000 shares of Company common stock, which vests monthly commencing on May 15, 2021, and to increase Dr. Nash’s monthly base salary to $27,960 from $25,417. Effective March 15, 2022, the Company extended the term of employment from April 15, 2022 to December 31, 2022 with a base salary of $29,358 per month (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board). In connection with this extension, the Company made a one-time award to Dr. Nash of an option to purchase 75,000 shares of the Company’s common stock, which vests monthly commencing on April 10, 2022. All other terms of the Executive Chairman Agreement remain the same.
9. Subsequent Events
Changes in Board of Directors
On July 6, 2022, the Company announced the appointment of Monika Maria Törnsén as a member of the Board of Directors of the Company, effective as of July 5, 2022. As a Class III director, Ms. Törnsén’s term lasts until the Company’s 2023 annual meeting of stockholders. Ms. Törnsén is not a party to, and does not have any direct or indirect material interest in, any transaction requiring disclosure under Item 404(a) of Regulation S-K. There are no arrangements or understandings between Ms. Törnsén and any other persons pursuant to which she was selected as a director.

In connection with her appointment as director, Ms. Törnsén was granted a long-term equity incentive grant in the form of an option to purchase a total of 30,000 shares of the Company’s common stock, with an exercise price of $4.30 per share, which is equal to the closing price of the Company's common stock on The Nasdaq Stock Market on the date of grant, July 8, 2022. The option to purchase 10,000 shares vests in monthly increments over a period of one year from the grant date, and the option to purchase 20,000 shares vests in monthly increments over a period of three years from the grant date.

Additionally, Ms. Törnsén and the Company entered into the Company’s standard form of indemnification agreement for directors and executive officers.

Concurrently, the Company also announced that current Class III director, Jan Van den Bossche, resigned from the Board. The Board accepted Mr. Van den Bossche’s resignation effective July 5, 2022. Mr. Van den Bossche’s decision to resign did not result from any disagreement with the Company on any matter relating to Company operations, policies or practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q (the "Quarterly Report") and the audited Consolidated Financial Statements in our Annual Report on Form 10-K. filed with the Securities and Exchange Commission ("SEC"), on February 24, 2022. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Immunic” refer to Immunic, Inc. and its subsidiaries.

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

Forward-looking statements discuss matters that are not historical facts. Our forward-looking statements involve assumptions that, if they ever materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. In this Quarterly Report, for example, we make forward-looking statements, among others, regarding potential strategic options; financial estimates and projections; and the sufficiency of our capital resources to fund our operations.
The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward-looking statements as a result of various factors, including those noted below under the caption “Part II, Item 1A-Risk Factors,” and the differences may be material. These risk factors include, but are not limited to statements relating to our three development programs and the targeted diseases; the potential for vidofludimus calcium, IMU-935 and IMU-856 to safely and effectively target diseases; the nature, strategy and focus of the Company; expectations regarding our capitalization and financial resources; the development and commercial potential of any product candidates of the Company; and our ability to retain certain personnel important to our ongoing operations and to maintain effective internal control over financial reporting.
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
Overview
Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a clinical-stage biopharmaceutical company with a pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We currently have approximately 60 employees.

We are currently pursuing three development programs. These include the vidofludimus calcium (IMU-838) program, which is focused on the development of oral formulations of a small molecule inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”); the IMU-935 program, which is focused on an inverse agonist of retinoic acid receptor-related orphan nuclear receptor gamma truncated (“RORγt”), an immune cell-specific isoform of RORγ; and the IMU-856 program, which involves the development of a drug targeting the restoration of intestinal barrier function and regeneration of bowel epithelium. These product candidates are being developed to address diseases such as multiple sclerosis ("MS"), psoriasis and gastrointestinal diseases. In addition to these large markets, these products are also being developed to address certain rare diseases with high unmet medical needs, such as primary sclerosing cholangitis (“PSC”), as well as metastatic castration-resistant prostate cancer (“mCRPC”).
The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), targets DHODH, a key enzyme in the intracellular metabolism of immune cells in the body. In the third quarter of 2020, we reported positive results from our Phase 2 EMPhASIS trial of vidofludimus calcium in relapsing-remitting multiple sclerosis (“RRMS”), achieving both primary and key secondary endpoints with high statistical significance. The first patient in our Phase 3 ENSURE program of vidofludimus calcium in relapsing multiple sclerosis (“RMS”), comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, was enrolled in November 2021. The first patient in our supportive Phase 2 CALLIPER trial of vidofludimus calcium in progressive multiple sclerosis (“PMS”) was enrolled in September 2021. We have carefully analyzed the impact that current events in Ukraine and Russia may have on our ongoing clinical programs. Based on this assessment, our current goal is to report data from the interim analysis of the CALLIPER trial in the second half of 2023 and to read-out top-line data at the end of 2024. Moreover, the read-out of the first of the ENSURE trials is currently targeted for end of 2025. Although we currently believe that each of these goals is achievable, they are each dependent on numerous factors which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate.

In the first quarter of 2021, we reported positive top-line data from an investigator-sponsored Phase 2 proof-of-concept clinical trial of vidofludimus calcium in primary sclerosing cholangitis which was conducted in collaboration with the Mayo Clinic. Also, in the first quarter of 2021, we announced that vidofludimus calcium showed evidence of clinical activity in our Phase 2 CALVID-1 trial in hospitalized patients with moderate coronavirus disease 2019 ("COVID-19"). Top-line results of our Phase 2 CALDOSE-1 trial of vidofludimus calcium in patients with moderate-to-severe ulcerative colitis (“UC”) were reported in June 2022, showing an interaction with chronic concurrent steroid use and, therefore, missing the trial’s primary endpoint. We announced that our development programs in the inflammatory bowel disease (“IBD”) indications will not be continued without a partner. Additional antiviral-directed development activities remain ongoing through preclinical research examining the potential to treat a broad set of viral indications with vidofludimus calcium and other DHODH inhibitors and further antiviral molecules. Immunic is exploring several options to support further development of our antiviral portfolio, including a potential spin-off into a new or existing company and potential licensing transactions.

If approved, we believe that vidofludimus calcium has the potential to be a best-in-class DHODH inhibitor in RMS. Importantly, vidofludimus calcium has an attractive pharmacokinetic, safety and tolerability profile and has already been exposed to more than 1,100 human subjects and patients in either of the drug’s formulations.

Our second drug candidate, IMU-935, is a highly potent and selective inverse agonist of a transcription factor called RORγt. We believe that the nuclear receptor RORγt is a main driver for the differentiation of T-helper 17 (“Th17”) cells and the release of cytokines involved in various inflammatory and autoimmune diseases. We believe this target is an attractive alternative to approved antibodies as acting on interleukin-23 (“IL-23”), the IL-17 receptor and IL-17. We have observed strong cytokine inhibition targeting both Th1 and Th17 responses in preclinical testing, as well as indications of activity in animal models for psoriasis, graft versus host disease, MS and IBD. Preclinical experiments indicated that, while leading to a potent inhibition of Th17 differentiation and inhibition of cytokine secretion, IMU-935 did not affect thymocyte maturation, one of the important physiological functions of RORγt that should be maintained. Based on these preclinical data and the selectivity of the effect maintaining important physiological functions while providing the desired anti-Th17 effect, we believe that IMU-935 has potential to be a best-in-class therapy for various autoimmune diseases. The final portion of a Phase 1 clinical trial exploring safety, pharmacodynamics and pharmacokinetics of IMU-935 in psoriasis patients is currently ongoing and we expect initial results to be available in the fourth quarter of 2022. An exploratory Phase 1 trial investigating the drug-drug interaction (“DDI”) potential of IMU-935 was completed in the second quarter of 2022. Additionally, IMU-935 has been shown in preclinical models to target an established mechanism of treatment resistance to androgen receptor therapy, making it a potential treatment option for patients with resistant CRPC. A Phase 1 clinical trial exploring safety and tolerability of increasing doses of IMU-935 to establish the maximum tolerated dose and the recommended Phase 2 dose is currently ongoing in patients with mCRPC.

Our third program, IMU-856, which we believe to be novel, is an orally available small molecule modulator that targets a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. We have not yet disclosed the molecular target for IMU-856 to the public. Based on preclinical data, we believe this compound may represent a new treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, irritable bowel syndrome with diarrhea and other intestinal barrier function associated diseases. We believe that, because IMU-856 has been shown in preclinical investigations to avoid suppression of immune cells, it may therefore have the potential to maintain immune surveillance for patients during therapy, an important advantage versus chronic treatment with potentially immunosuppressive medications. A Phase 1 clinical trial exploring safety, pharmacodynamics and pharmacokinetics of IMU-856 in healthy human subjects and celiac disease patients is currently ongoing. Unblinded safety data from the single and multiple ascending dose parts in healthy human subjects are expected to be available in the third quarter of 2022.

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

Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval and failure to obtain needed additional funding on acceptable terms, if at all, to complete the development and commercialization of our three development programs.
Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $239.6 million as of June 30, 2022 and $196.9 million as of December 31, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through June 30, 2022, we have raised net cash of approximately $299.1 million from private and public offerings of preferred and common stock. As of June 30, 2022, we had cash and cash equivalents of approximately $88.1 million. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
Recent Events
Phase 1 Clinical Trial of IMU-935 in Healthy Human Subjects and Moderate-to-Severe Psoriasis Patients

On July 12, 2021, we provided an update on our IMU-935 program, including new preclinical and clinical data. The main result from preclinical investigations was that IMU-935 inhibits cytokine production (thought to be a pre-condition for its use in immunological and autoimmune diseases) while maintaining the known and required physiological functions of maturing T lymphocytes. In ex vivo mouse cell differentiation and maturation assays, IMU-935 was observed to selectively inhibit RORγt-dependent gene expression during Th17 differentiation without affecting either RORγt-dependent gene regulation relevant to thymocyte development, or the viability of these cells. In third-party research, impairment of thymocyte development has been shown to be associated with serious safety issues, including, among others, T cell malfunction and potential lymphoma formation. We believe that IMU-935's observed selectivity may enable it to inhibit both the generation of Th17 cells and the production of IL-17 cytokines that are responsible for the development of autoimmune diseases, without impairing thymocyte development, which is associated with the potential risk of lymphoma seen with other, third-party RORγt programs.

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

•Based on the favorable safety and tolerability data observed in healthy human subjects, our Phase 1 clinical trial of IMU-935 was expanded in October 2021 to include a third portion, part C, in which moderate-to-severe psoriasis patients are randomized to 28-day treatment of IMU-935 or placebo. Planned assessments include safety, tolerability, pharmacokinetic and pharmacodynamic markers, as well as skin evaluations. Part C is ongoing in Australia, New Zealand and Bulgaria. Initial results are expected to be available in the fourth quarter of 2022.

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

IMU-935 Composition-of-Matter Patents Granted
On February 2, 2022, we received a Notice of Allowance from the U.S. Patent and Trademark Office ("USPTO") for patent application 16/644581, entitled, “IL-17 and IFN-gamma inhibition for the treatment of autoimmune diseases and chronic inflammation”. We also received notice of allowance of patent application EP18762111.5 in Europe, and notice of grant of patent application 2018330633 in Australia. All three patents cover composition-of-matter of IMU-935 and related formulations, and are expected to provide protection into at least 2038, without accounting for potential Patent Term Extension ("PTE") in the United States or Supplementary Protection Certificates ("SPC") in Europe, respectively.
Results of Exploratory Phase 1 DDI Study of IMU-935

An exploratory Phase 1 study was completed in 15 evaluable healthy human subjects to assess the DDI potential of IMU-935. No relevant signals for DDI potential were observed and treatment was safe and well-tolerated.

Update on Phase 1 Clinical Trial of IMU-935 in mCRPC – Initial Safety Data Available

The first two dose cohorts of the phase 1 clinical trial of IMU-935 in mCRPC have been fully recruited, with 6 patients enrolled in the 300 mg cohort and 6 patients in the 600 mg cohort. Of these patients, all have completed the 28-day dose limiting toxicity (“DLT”) observation period. The third, 900 mg cohort will be started after analysis of the cohort 2 data of the DLT observation period.

Initial safety data available so far show a promising safety profile of IMU-935 in mCRPC, with only benign adverse events and no dose limiting toxicities. We plan to provide a more comprehensive update on safety and also on potential signs of anti-tumor activity of IMU-935 in this trial as soon as data from the planned dose expansion part are available.

The phase 1 clinical trial of IMU-935 in mCRPC is structured in two portions: a dose-escalation part and an optional expansion part. A total of between 18 and 24 patients are planned to be enrolled in the dose-escalation part at three dose levels, 300 mg, 600 mg and 900 mg of daily IMU-935, to be given for three cycles of 28 days each. At each of the three dose levels a safety analysis after 28 days and an interim analysis after three months of treatment will be performed. The main analysis for this trial is planned after the last patient has received six months of study treatment. The primary objective is to evaluate the safety and tolerability of increasing doses of IMU-935 to establish the maximum tolerated dose and the recommended phase 2 dose. The trial will also evaluate the anti-tumor activity of IMU-935 by means of prostate-specific antigen (“PSA”) levels, circulating tumor cell (“CTC”) numbers, and radiographic response assessments of tumor progression. Patients who receive a benefit from IMU-935 will have the option to continue treatment until progression. Following completion of all dose-escalation cohorts, an expansion cohort at one or two therapeutically active dose levels with up to 18 additional patients may be performed to support selection of a recommended phase 2 dose. The trial’s Principal Investigator is Johann Sebastian de Bono, M.D., Ph.D., Regius Professor of Cancer Research and Professor in Experimental Cancer Medicine, The Institute of Cancer Research, London, and The Royal Marsden NHS Foundation Trust, London.

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
Publication of Data From Phase 2 EMPhASIS Trial of Vidofludimus Calcium in RRMS in Peer Reviewed Journal

On June 15, 2022, we announced that data from our Phase 2 EMPhASIS trial of vidofludimus calcium in patients with RRMS has been published in the peer reviewed journal, Annals of Clinical and Translational Neurology. The paper, authored by coordinating investigator, Robert J. Fox, M.D., Staff Neurologist, Mellen Center for Multiple Sclerosis, Vice-Chair for Research, Neurologic Institute, Cleveland Clinic, Cleveland, Ohio, is entitled, “Safety and efficacy of vidofludimus calcium, a selective dihydroorotate dehydrogenase inhibitor, in relapsing-remitting multiple sclerosis (EMPhASIS): a double-blind, randomized, placebo-controlled Phase 2 trial.”

Update on the Use of Steroids in the Phase 2 EMPhASIS Trial in RRMS

Based on the observed interaction between vidofludimus calcium and chronic steroid use in the CALDOSE-1 trial in ulcerative colitis patients, we performed a post-hoc analysis of our Phase 2 EMPhASIS data in RRMS patients to explore the potential influence of steroids on these study results. As anticipated, steroid use was rare and among those RRMS patients who received any steroids, the majority received only short steroid courses following relapse events or acute neurological events. Only four patients received any steroids for reasons other than relapse (COVID-19 infection, eczema, acute bronchitis, and contact urticaria, one patient each). Most patients only had one single short course of steroids, and only nine patients had two or more steroid courses. The average duration of steroid treatment in this RRMS trial was 4.4 days with a maximum duration of 10 days. This indicates to us that steroids are rarely used in MS patients and mostly for a very short duration. In conclusion, comparing patients who received at least one dose of corticosteroids with those who did not, we do not see any difference in clinical parameters or any evidence that the rare, short-term use of steroids in RRMS patients has any influence on the effectiveness of vidofludimus calcium in this patient population.

Top-Line Data from Phase 2 CALDOSE-1 Trial of Vidofludimus Calcium in Patients with Moderate-to-Severe Ulcerative Colitis

On June 2, 2022, we reported top-line data from our Phase 2 CALDOSE-1 trial of vidofludimus calcium in patients with moderate-to-severe ulcerative colitis (“UC”). The trial did not achieve the primary endpoint of clinical remission for the pooled 30 and 45 mg/day active dose groups of vidofludimus calcium versus placebo at week 10. In addition, no meaningful differences were observed between the three active dose groups for the overall intent-to-treat patient population (10 mg/day: 14.9%, 30 mg/day: 10.6%, 45 mg/day: 13.6%, placebo: 12.5%) or for the trial’s other secondary endpoints, including symptomatic remission, or endoscopic healing.

Consistent with prior data sets in other patient populations, administration of vidofludimus calcium in this trial was observed to be safe and well-tolerated. No new safety signals were observed. As compared to placebo, there were no increased rates of infections and infestations, no elevated rates of liver events or liver enzyme elevations, and no elevated rates for changes in hematology-related laboratory variables. The most common adverse events in this trial were anemia (15/263 patients, 5.7%), headache (9/263 patients, 3.4%) and COVID-19 (7/263 patients, 2.7%). Most adverse events were generally mild in severity.

As is common for the design of clinical trials in UC, the use of oral systemic corticosteroids (≤20 mg/day prednisolone equivalent) was allowed in CALDOSE-1 in patients who had been treated with corticosteroids for at least four weeks before randomization. Doses of corticosteroids were required to be kept constant throughout the induction phase (weaning was not allowed in this phase of the trial), and the distribution of patients using corticosteroids was equal throughout all treatment groups. Surprisingly, CALDOSE-1 data suggest a previously unknown treatment interference between the efficacy of vidofludimus calcium and the concurrent use of corticosteroids in the UC patient population. More specifically, the non-steroid patient population showed an 11.4% advantage in clinical remission for vidofludimus calcium over placebo (pooled vidofludimus calcium treatment groups at week 10: 14.7%, placebo: 3.3%). Such a difference in clinical remission between active treatment and placebo would traditionally be considered as confirming therapeutic activity. In contrast, patients concomitantly taking vidofludimus calcium and corticosteroids during induction treatment had a lower rate of clinical remission at week 10 (11.5%) than placebo patients (20.6%) and also lower than the group of vidofludimus calcium monotherapy without concurrent use of steroids (14.7%). This treatment interference between vidofludimus calcium and corticosteroids was not expected by currently available preclinical or clinical data.

Based on these results, we announced that our development programs in the IBD indications will not be continued without a partner.

Investigator-Sponsored Phase 2 IONIC Trial in Moderate-to-Severe COVID-19 is Closing Down

On June 23, 2022, sponsor and lead site, University Hospitals Coventry and Warwickshire NHS Trust, London, United Kingdom, informed us that the investigator-sponsored Phase 2 IONIC trial for the treatment of patients with moderate-to-severe COVID-19 is being closed down. Recruitment for the trial ended on May 20, 2022 and the last patient follow-up is due on September 21, 2022. The trial was a prospective, randomized, parallel-group, open-label Phase 2b trial, designed to evaluate efficacy and safety of vidofludimus calcium in combination with the neuraminidase inhibitor, Oseltamivir (TamifluⓇ), in approximately 120 adult patients with moderate-to-severe COVID-19.

Changes in Board of Directors
On July 6, 2022, we announced the appointment of Monika Maria Törnsén as a member of our Board of Directors, effective as of July 5, 2022. As a Class III director, Ms. Törnsén’s term lasts until the Company’s 2023 annual meeting of stockholders. Concurrently, we also announced that current Class III director, Jan Van den Bossche, resigned from the Board. The Board accepted Mr. Van den Bossche’s resignation effective July 5, 2022. Mr. Van den Bossche’s decision to resign did not result from any disagreement with the Company on any matter relating to Company operations, policies or practices.
Executive Chairman Agreement with Duane Nash
On April 15, 2020, the compensation committee of the Board of Directors of the Company independently reviewed and approved entering into an employment agreement with the current Chairman of the Board, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Dr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship pursuant to which Dr. Nash serves as Executive Chairman and contemplated a term that ends on October 15, 2020, which was subsequently extended to April 15, 2021. On April 15, 2021, the Company and Dr. Nash entered into an addendum (the “Addendum”) to extend the term of the Executive Chairman Agreement to April 15, 2022. In connection with the Addendum, the Company made a one-time award to Dr. Nash of an option to purchase 90,000 shares of Company common stock, which vests monthly commencing on May 15, 2021, and to increase Dr. Nash’s monthly base salary to $27,960 from $25,417. Effective March 15, 2022, the Company extended the term of employment from April 15, 2022 to December 31, 2022 with a base salary of $29,358 per month (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board). In connection with this extension, the Company made a one-time award to Dr. Nash of an option to purchase 75,000 shares of the Company’s common stock, which vests monthly commencing on April 10, 2022. All other terms of the Executive Chairman Agreement remain the same.

Components of Results of Operations
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates or achieving market acceptance and commercial success for any product that does receive regulatory approval.
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
Since our inception in March 2016, we have spent a total of approximately $177.3 million in research and development expenses through June 30, 2022.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, IMU-935 and IMU-856. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program for clinical trials in MS, UC, COVID-19 and PSC.
In August 2019, Immunic AG received a grant of up to approximately $730,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds will be used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $457,000 of income in total of which $100,000 and $178,000 of which were recorded in 2022 and 2021, respectively, and were classified in Other Income in the accompanying consolidated statement of operations.
Our research and development expenses are expected to increase in the foreseeable future as we continue to conduct ongoing regulatory and development activities, initiate new preclinical and clinical trials and build our pipeline of product candidates. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving regulatory approval for any of our product candidates.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our operating expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$16,538	$15,738	$800	5%
General and administrative	4,072	3,432	640	19%
4SC royalty settlement (see Note 4)	—	—	—	N/A
Total operating expenses	20,610	19,170	1,440	8%
Loss from operations	(20,610)	(19,170)	(1,440)	8%
Total other income (expense)	(1,291)	1,236	(2,527)	(204)%
Net loss	$(21,901)	$(17,934)	$(3,967)	22%

Research and development expenses increased by $0.8 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase reflects (i) a $1.5 million increase in external development costs related to the Phase 3 program of vidofludimus calcium in relapsing multiple sclerosis, (ii) a $0.9 million increase in external development costs related to the Phase 2 trial of vidofludimus calcium in progressive multiple sclerosis, (iii) a $1.2 million increase in external development costs related to the clinical studies of IMU-935, (iv) a $0.7 million increase in personnel expense in research and development, $0.3 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, and (v) $0.4 million related to increased costs across numerous categories. The increases were partially offset by (i) a $1.4 million decrease in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in COVID-19, (ii) a decrease of $1.3 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in ulcerative colitis, (iii) a decrease of $0.5 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in relapsing-remitting multiple sclerosis, and (iv) a decrease of $0.7 million across numerous categories.

General and administrative expenses increased by $0.6 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily due to a $0.6 million increase in personnel expense in general and administrative, $0.3 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase of headcount.

Other income decreased by $2.5 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The decrease was primarily attributable to (i) a $2.3 million increase in the loss on an intercompany loan between Immunic, Inc. and Immunic AG as a result of changes in currency exchange rates, (ii) a $0.2 million foreign exchange loss in the second quarter of 2022 on an intercompany loan between Immunic AG and Immunic Australia Pty Ltd.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our operating expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$33,983	$27,257	$6,726	25%
General and administrative	8,062	7,050	1,012	14%
4SC royalty settlement (see Note 4)	—	17,250	(17,250)	N/A
Total operating expenses	$42,045	$51,557	$(9,512)	(18)%
Loss from operations	(42,045)	(51,557)	9,512	(18)%
Total other income (expense)	(664)	(911)	247	(27)%
Net loss	(42,709)	$(52,468)	$9,759	(19)%

Research and development expenses increased by $6.7 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase reflects (i) a $5.4 million increase in external development costs related to the Phase 3 program of vidofludimus calcium in relapsing multiple sclerosis, (ii) a $2.9 million increase in external development costs related to the Phase 2 trial of vidofludimus calcium in progressive multiple sclerosis, (iii) a $3.1 million increase in external development costs related to the clinical studies of IMU-935, (iv) a $1.8 million increase in personnel expense in research and development, $0.7 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, (v) a $0.5 million increase in external development costs related to the Phase 1 clinical trial of IMU-856, and (vi) $0.2 million related to increased costs across numerous categories. The increases were partially offset by (i) a $3.1 million decrease in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in COVID-19, (ii) a decrease of $2.0 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in ulcerative colitis, (iii) a decrease of $1.2 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in relapsing-remitting multiple sclerosis, and (iv) a decrease of $0.9 million in external development costs across numerous categories.

General and administrative expenses increased by $1.0 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to (i) a $0.9 million increase in personnel expense in general and administrative, $0.3 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, and (ii) a $0.1 million increase across numerous categories.

On March 31, 2021, Immunic AG and 4SC AG entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of the 4.4% royalty on net sales for $17.25 million (Tranche III of the Agreement). The payment was made 50% in cash and 50% in shares of Immunic’s common stock. No further payment obligations remain between Immunic and 4SC AG.

Other expense decreased by $0.2 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease was primarily attributable to (i) a $0.3 million increase in research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia, and (ii) a $0.2 million foreign exchange gain in the first two quarters of 2022 on an intercompany loan between Immunic AG and Immunic Australia Pty Ltd. The increase was partially offset by a $0.3 million increase in the loss on an intercompany loan between Immunic, Inc. and Immunic AG.

Liquidity and Capital Resources
Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $239.6 million at June 30, 2022 and $196.9 million as of December 31, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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
From inception through July 31, 2022, we have raised net cash of approximately $299.1 million from private and public offerings of preferred and common stock. As of June 30, 2022, we had cash and cash equivalents of approximately $88.1 million. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
In November 2020, we filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing.
In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement with SVB Leerink as agent. We have used and intend to continue to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of July 31, 2022, $8.4 million in capacity remains under the December 2020 ATM.
In May 2022, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Leerink as agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of July 31, 2022, $80.0 million in capacity remains under the April 2022 ATM.
In the three months ended June 30, 2022, we raised gross proceeds of $10.3 million pursuant to the December 2020 ATM through the sale of 1,300,000 shares of common stock at a weighted average price of $7.90 per share. The net proceeds from the December 2020 ATM were $10.0 million after deducting underwriter commissions of $0.3 million. In the six months ended June 30, 2022, we raised gross proceeds of $40.9 million pursuant to the December 2020 ATM through the sale of 4,204,113 shares of common stock at a weighted average price of $9.72 per share. The net proceeds from the December 2020 ATM were $39.6 million after deducting underwriter commissions of $1.2 million.
The Company did not have any ATM activity during the three or six months ended June 30, 2021.
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
•the cost, timing and outcome of any future litigation;
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•the timing, receipt and amount from the sales of, or royalties on, any future products.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, strategic alliances, collaborations and licensing arrangements. We do not expect to achieve revenue from product sales prior to the use of the net proceeds from our public and private offerings to date. We do not have any committed external source of funds. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and it may be on terms that are not favorable to us or our stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. If we raise additional funds through collaborations and licensing arrangements with third parties, we would expect to relinquish substantial rights to our technologies or our future products, or grant licenses on terms that may not be favorable to us. If we were to complete a merger, we may relinquish all control over the organization and could experience detrimental tax effects. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets. Any of these factors could harm our operating results and could result in substantial declines in the trading price of our common stock.
As of June 30, 2022, we had cash and cash equivalents of approximately $88.1 million.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(36,444)	$(41,953)
Investing activities	(40)	(28)
Financing activities	39,719	—
Operating activities
During the six months ended June 30, 2022, operating activities used $36.4 million of cash. The use of cash primarily resulted from (i) our net loss of $42.7 million adjusted for non-cash charges of $6.3 million related to $2.1 million for an unrealized foreign currency loss and $4.2 million related to stock-based compensation and depreciation and amortization while our net change in operating assets and liabilities remained flat. Changes in our operating assets and liabilities during the six months ended June 30, 2022 consisted primarily of (i) a $0.1 million increase in our other current assets and prepaid expenses partially offset by an decrease of $0.1 million in our other current liabilities.

During the six months ended June 30, 2021, operating activities used $42.0 million of cash. The use of cash primarily resulted from (i) our net loss of $52.5 million adjusted for non-cash charges of $8.6 million related to common stock issued for the 4SC AG transaction, $1.9 million for an unrealized foreign currency loss, $3.1 million related to stock-based compensation and depreciation and amortization as well as a $3.1 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2021 consisted primarily of (i) an increase of $8.6 million in other current assets and prepaid expenses, partially offset by an increase of $5.5 million in our other current liabilities
Investing activities
Net cash used in investing activities was $40,000 and $28,000 during the six months ended June 30, 2022, and 2021, respectively, which was related to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $39.7 million during the six months ended June 30, 2022 consisting primarily of net cash proceeds from the sale of common stock under our ATM facility.
There were no cash based financing activities during the six months ended June 30, 2021.
Off-Balance Sheet Arrangements
Through June 30, 2022, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Maturities of the operating lease obligation are as follows as of June 30, 2022:

2022	$219,000
2023	289,000
2024	214,000
2025	107,000
2026	—
Total	829,000
Interest	62,000
PV of obligation	$767,000
As of June 30, 2022, we have non-cancelable contractual obligations under certain agreements related to our development programs vidofludimus calcium, IMU-935 and IMU-856 totaling approximately $2.6 million, all of which is expected to be paid in the next twelve months.
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

During the first six months of 2022, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Our significant accounting policies are described in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) our audited consolidated financial statements for the years ended December 31, 2021 and 2020 filed in our Annual Report on Form 10-K on February 24, 2022.
Recently Issued Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $88.1 million as of June 30, 2022, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $23.9 million of these funds are held in German bank accounts that were earning no interest as of July 31, 2022. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of June 30, 2022, our German and Australian subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $30.6 million. A decrease of approximately $3.1 million in net current assets would result as of June 30, 2022, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2022, would have impacted our net loss by approximately $3.5 million, primarily due to the euro.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.
We have significant goodwill recorded on our consolidated balance sheets as of December 31, 2021. We will continue to evaluate the recoverability of the carrying amount of our goodwill on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our consolidated financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
4.1	2019 Omnibus Equity Incentive Plan.	S-8	4.1	September 20, 2019
4.2*	Description of Registrant's Securities	8-K	4.2	February 26, 2020
10.1	Sales Agreement, dated July 17, 2019, between Immunic, Inc. and SVB Leerink LLC.	8-K	10.1	July 17, 2019
10.2	Option and License Agreement, dated September 27, 2018, between Immunic AG and Daiichi Sankyo Company, Ltd.	8-K	10.2	July 17, 2019
10.3	Asset Purchase Agreement, dated May 13, 2016, between Immunic AG and 4SC AG.	8-K	10.3	July 17, 2019
10.4+	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.5+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.6+	Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	September 5, 2019
10.7+	Employment Agreement between Dr. Manfred Groeppel and Immunic AG.	8-K	10.6	July 17, 2019
10.8+	Addendum to Service Agreement between Immunic AG and Dr. Manfred Groeppel.	8-K	10.2	September 5, 2019
10.9+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.10+	Second Addendum to Employment Agreement dated October 15, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	April 19, 2021
10.11	Placement Agency Agreement, dated April 23, 2020, between Immunic, Inc. and Roth Capital Partners, LLC	8-K	10.1	April 20, 2020

10.12	Form of Securities Purchase Agreement, dated April 23, 2020, between Immunic, Inc. and the investors party thereto.	8-K	10.2	April 20, 2020
10.13	Placement Agency Agreement, dated June 10, 2020, between Immunic, Inc. and the Roth Partners, LLC	8-K	10.1	June 12, 2020
10.14	Form of Securities Purchase Agreement, dated June 10, 2020, between Immunic, Inc. and the investors party thereto	8-K	10.2	June 12, 2020
10.15	Underwriting Agreement, dated August 4, 2020, by and between Immunic, Inc. and SVB Leerink LLC.	8-K	1.1	August 10, 2020
10.16	Finance Contract, dated October 19, 2020, between Immunic, Inc., Immunic AG and European Investment Bank	8-K	10.1	October 20, 2020
10.17	Form of Guarantee Agreement between Immunic, Inc., Immunic AG and European Investment Bank.	8-K	10.2	October 20, 2020
10.18	Sales Agreement, dated December 29, 2020 between Immunic, Inc. and SVB Leerink LLC	8-K	10.1	January 4, 2021
10.19	Amendment Letter, dated November 11, 2020	8-K	10.1	November 13, 2020
10.20	Settlement Agreement, dated March 31, 2021, between Immunic AG and 4SC AG.	8-K	10.1	March 31, 2021
10.21+	Addendum No. 2 to Employment Agreement dated April 15, 2021 between Immunic, Inc. and Duane Nash	8-K	10.1	April 15, 2021
10.22+	Second Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt	8-K	10.1	June 10, 2021
10.23+	Second Addendum, dated June 10, 2021 to Service Agreement between Immunic AG and Dr. Andreas Muehler	8-K	10.2	June 10, 2021
10.24+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.25+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.26+	Underwriting Agreement, dated July 15, 2021, by and between Immunic, Inc. and Piper Sandler & Co	8-K	1.1	July 15, 2021
10.27+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.28+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Daniel Vitt	8-K	10.1	January 10, 2022
10.29+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Andreas Muehler	8-K	10.2	January 10, 2022
10.30+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Hella Kohlhof	8-K	10.3	January 10, 2022
10.31+	Addendum No. 3 to Employment Agreement, dated March 15, 2022, between Immunic, Inc. and Duane Nash	8-K	10.1	March 15, 2022
10.32	Sales Agreement dated as of May 2, 2022, between SVB Securities LLC and Immunic, Inc.	8-K	10.1	May 2, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
99.2+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	99.2	September 5, 2019
99.3+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	99.4	September 5, 2019
99.4+	Second Addendum, dated June 10, 2021, to Service Agreement between Immunic AG and Dr. Hella Kohlhof	8-K	99.2	June 10, 2021
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: August 4, 2022                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President