Form 10-Q
period 2022-09-30
IMMUNIC, INC.
filed 2022-11-03
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

On October 28, 2022, 39,261,547 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,771	$86,863
Other current assets and prepaid expenses	13,878	18,125
Total current assets	86,649	104,988
Property and equipment, net	159	152
Goodwill	32,970	32,970
Right-of-use assets, net	1,263	948
Other long-term assets	42	42
Total assets	$121,083	$139,100
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,172	$3,745
Accrued expenses	6,623	7,071
Other current liabilities	719	585
Total current liabilities	11,514	11,401
Long term liabilities
Operating lease liabilities	759	584
Total long-term liabilities	759	584
Total liabilities	12,273	11,985
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 30,564,995 and 26,335,418 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	369,999	324,237
Accumulated other comprehensive loss	(386)	(252)
Accumulated deficit	(260,806)	(196,873)
Total stockholders’ equity	108,810	127,115
Total liabilities and stockholders’ equity	$121,083	$139,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$16,537	$15,480	$50,520	$42,737
General and administrative	3,579	2,907	11,641	9,957
4SC Royalty Settlement (see Note 4)	—	—	—	17,250
Total operating expenses	20,116	18,387	62,161	69,944
Loss from operations	(20,116)	(18,387)	(62,161)	(69,944)
Other income (expense):
Interest income	230	10	343	51
Other income (expense), net	(1,338)	(915)	(2,115)	(1,867)
Total other expense	(1,108)	(905)	(1,772)	(1,816)
Net loss	$(21,224)	$(19,292)	$(63,933)	$(71,760)

Net loss per share, basic and diluted	$(0.69)	$(0.76)	$(2.16)	$(3.33)

Weighted-average common shares outstanding, basic and diluted	30,564,995	25,320,091	29,655,946	21,559,964
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(21,224)	$(19,292)	$(63,933)	$(71,760)
Other comprehensive income (loss):
Foreign currency translation	274	598	(134)	3,312
Total comprehensive loss	$(20,950)	$(18,694)	$(64,067)	$(68,448)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	26,335,418	$3	$324,237	$(252)	$(196,873)	$127,115
Net loss	—	—	—	—	(20,808)	(20,808)
Stock-based compensation	—	—	2,069	—	—	2,069
Foreign exchange translation adjustment	—	—	—	(58)	—	(58)
Shares issued in connection with the Company's stock option plan	852	—	5	—	—	5
Issuance of common stock - at the market Sales Agreement net of issuance costs of $918	2,904,113	—	29,638	—	—	29,638
Balance at March 31, 2022	29,240,383	$3	$355,949	$(310)	$(217,681)	$137,961
Net loss	—	—	—	—	(21,901)	(21,901)
Stock-based compensation	—	—	2,062	—	—	2,062
Foreign exchange translation adjustment	—	—	—	(350)	—	(350)
Shares issued in connection with the Company's Employee stock purchase plan	24,612	—	130	$—	—	130
Issuance of common stock - at the market Sales Agreement net of issuance costs of $308	1,300,000	—	9,946	$—	—	9,946
Balance at June 30, 2022	30,564,995	$3	$368,087	$(660)	$(239,582)	$127,848
Net loss	—	—	—	—	(21,224)	(21,224)
Stock-based compensation	—	—	1,912	—	—	1,912
Foreign exchange translation adjustment	—	—	—	274	—	274
Balance at September 30, 2022	30,564,995	$3	$369,999	$(386)	$(260,806)	108,810

Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	21,168,240	2	266,823	(4,112)	(103,928)	158,785
Net loss	—	—	—	—	(34,534)	(34,534)
Stock-based compensation	—	—	1,579	—	—	1,579
Foreign exchange translation adjustment	—	—	—	2,991	—	2,991
Issuance of common stock in connection with the 4SC royalty settlement (see Note 4)	581,199	—	8,625	—	—	8,625
Balance at March 31, 2021	21,749,439	2	$277,027	$(1,121)	$(138,462)	$137,446
Net loss	—	—	—	—	(17,934)	(17,934)
Stock-based compensation	—	—	1,507	—	—	1,507
Foreign exchange translation adjustment	—	—	—	(277)	—	(277)
Balance at June 30, 2021	21,749,439	$2	$278,534	$(1,398)	$(156,396)	$120,742
Net loss	—	—	—	—	(19,292)	(19,292)
Stock-based compensation	—	—	1,397	—	—	1,397
Foreign exchange translation adjustment	—	—	—	598	—	598
Issuance of common stock - July 2021 equity offering net of issuance costs of $2,980	4,500,000	1	42,019	—	—	42,020
Balance at September 30, 2021	26,249,439	$3	$321,950	$(800)	$(175,688)	145,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(63,933)	$(71,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	45
Unrealized foreign currency loss	4,217	3,202
Stock-based compensation	6,043	4,483
Common Stock issued in connection with the 4SC royalty settlement (see Note 4)	—	8,625
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	2,061	(6,305)
Accounts payable	1,151	(261)
Accrued expenses	465	2,760
Other liabilities	(102)	(341)
Net cash used in operating activities	(50,040)	(59,552)
Cash flows from investing activities:
Purchases of property and equipment	(113)	(48)
Net cash used in investing activities	(113)	(48)
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market offering, net of issuance costs of $1,226	39,584	—
Proceeds from exercise of stock options	5	—
Proceeds from shares issued in connection with the Company's employee stock purchase plan	130	—
Proceeds from July 2021 public equity offering, net of issuance costs of $2,980	—	42,020
Net cash provided by financing activities	39,719	42,020
Effect of exchange rate changes on cash and cash equivalents	(3,658)	572
Net change in cash and cash equivalents	(14,092)	(17,008)
Cash and cash equivalents, beginning of period	86,863	127,452
Cash and cash equivalents, end of period	$72,771	$110,444
Supplemental disclosure of noncash investing and financing activities:
Common Stock issued in connection with the 4SC royalty settlement (see Note 4)	$—	$8,625
Operating lease right-of use asset obtained in exchange for lease obligation	$—	$435
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a clinical-stage biopharmaceutical company with a pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company currently has approximately 65 employees.

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
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $260.8 million as of September 30, 2022 and $196.9 million as of December 31, 2021. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through October 31, 2022, Immunic has raised net cash of approximately $355.5 million from private and public offerings of preferred and common stock. As of September 30, 2022, the Company had cash and cash equivalents of approximately $72.8 million. With these funds, and the $56.4 million of cash raised in October 2022, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, ("U.S. GAAP") and include the accounts of Immunic and its wholly-owned subsidiaries, Immunic AG (which began operations in 2016) and Immunic Research GmbH (which began operations in 2016 and was merged into Immunic AG in September, 2022) and Immunic Australia Pty Ltd. (which began operations in 2018). All intercompany accounts and transactions have been eliminated in consolidation. Immunic manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $17,000 and $16,000 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $58,000 and $45,000 for the nine months ended September 30, 2022 and 2021, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and nine months ended September 30, 2022 and 2021.
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
Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, an unfavorable clinical trial result, a significant adverse change in legal or business climate, industry market conditions, an adverse regulatory action, sustained decrease in stock price or unanticipated competition.
When conducting the Company’s interim goodwill impairment assessment, we considered the Company’s history of reported losses and negative cash flows from operating activities, along with the downturn in macroeconomic conditions and the broader mid-cap and micro-cap equity markets in 2022. Given the period of time between the commencement of the downturn in macroeconomic and general equity market conditions as of September 30, 2022, management believes that the fluctuation in prices of our common stock, consistent with the broader market, is not other-than-temporary and not indicative of any fundamental change in the value or prospects of the underlying business as of the measurement date.

As another data point, the Company also performed a quantitative goodwill impairment analysis comparing the estimated fair value of the Company’s reporting unit to its carrying or book value as of the current period presented herein. In performing the quantitative analysis, the Company compared the fair value of the reporting unit to its carrying or book value to determine if the fair value of the reporting unit exceeded its carrying value as of the testing date, in which case the standard indicates that goodwill would not be impaired, and no further testing was necessary. The fair value of a reporting unit refers to the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are considered to be the best evidence of fair value and should be used as the basis for fair value measurement, if available. When using quoted market prices to estimate the fair value of a reporting unit, we consider all available evidence. In certain circumstances, such as a distressed market, it may be appropriate to consider recent trends in the Company’s stock price, instead of a single day’s stock price in evaluating fair value. In these circumstances, averages over relatively short periods of time are used to determine representative market values.

Subsequent to September 30, 2022, the company raised $60 million of common stock at a premium to the company's market pricing. Management further considered this as an indication of the value and related premium to market values prior to and as of September 30, 2022.

Based on this qualitative analysis, the Company concluded that goodwill was not “more likely than not” impaired as of September 30, 2022.

On October 20, 2022, the Company announced the outcome of a significant interim analysis of its Phase 1b clinical trial of IMU-935 in patients with moderate-to-severe psoriasis that were not deemed positive progress. On October 21, 2022, the Company experienced a significant decrease in the Company's market capitalization. The Company considered this to be a triggering event indicating that it is more likely than not that goodwill is impaired. As a result, the Company anticipates it will incur an approximately $33.0 million goodwill impairment charge in the fourth quarter of 2022 as a result of this analysis (See Note 10).
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, IMU-935 and IMU-856. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program for clinical trials in RRMS, UC and COVID-19.
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
Collaboration Arrangements
Certain collaboration and license agreements may include payments to or from the Company of one or more of the following: non-refundable or partially refundable upfront or license fees; development, regulatory and commercial milestone payments; payment for manufacturing supply services; partial or complete reimbursement of research and development costs; and royalties on net sales of licensed products. The Company assesses whether such contracts are within the scope of Financial Accounting Standards Board (FASB) Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” and ASU No. 2018-18, “Collaborative Arrangements” ("ASU 2018-18"). ASU 2018-18, clarifies that certain elements of collaborative arrangements could qualify as transactions with customers in the scope of ASC 606.
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
On January 5, 2020, the Company exercised its option to obtain the exclusive worldwide right to commercialization of IMU-856. Among other things, the option exercise grants Immunic AG the rights to Daiichi Sankyo’s patent application related to IMU-856, for which the Company received a notice of allowance from the US Patent & Trademark Office in August 2022. In connection with the option exercise, the Company paid a one-time upfront licensing fee to Daiichi Sankyo. Under the Daiichi Sankyo Agreement, Daiichi Sankyo is also eligible to receive future development, regulatory and sales milestone payments, as well as royalties related to IMU-856.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of September 30, 2022 and 2021, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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

	As of September 30,
	2022	2021
Options to purchase common stock	3,799,573	2,045,960
Recently Issued and/or Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	September 30, 2022	December 31, 2021
Prepaid clinical and related costs	$8,938	$14,853
VAT receivable	241	279
Australian research and development tax incentive	3,150	1,871
Other	1,549	1,122
Total	$13,878	$18,125
Accounts Payable
Accounts Payable consist of (in thousands):

	September 30, 2022	December 31, 2021
Clinical costs	$3,748	$3,427
Legal and audit costs	114	72
Other	310	246
Total	$4,172	$3,745
Accrued Expenses
Accrued expenses consist of (in thousands):

	September 30, 2022	December 31, 2021
Accrued clinical and related costs	$5,504	$6,214
Accrued legal and audit costs	85	96
Accrued compensation	881	674
Accrued other	153	87
Total	$6,623	$7,071
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	September 30, 2022	December 31, 2021
Lease liabilities	$395	$408
Other	324	177
Total	719	585

4. Commitments and Contingencies
Operating Leases
The Company leases certain office space under non-cancelable operating leases. The leases terminate on April 30, 2023 for the New York City office and on June 30, 2025 for the Gräfelfing, Germany office. These leases include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease has renewal options, but they were not included in calculating the right of use asset and liabilities. On April 7, 2020, the Company signed a five year lease for its facility in Gräfelfing, Germany. On March 1, 2021, and August 1, 2022, the Company added additional lease space at the Gräfelfing, Germany office. Renewal options were not included in calculating the right of use asset and liabilities for this facility. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions. The New York City lease had a six month rent holiday at the beginning of the lease. There were net additions to right of use assets of $435,000 and $642,000 as a result of signing for additional lease space at the Gräfelfing, Germany office in March 2021 and August 2022, respectively.
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
 Immunic’s operating lease costs and variable lease costs were $232,000 and $133,000 for the three months ended September 30, 2022 and 2021, respectively and $498,000 and $372,000 for the nine months ended September 30, 2022 and 2021, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of the operating lease obligation are as follows as of September 30, 2022 (in thousands):

2022	$169
2023	528
2024	454
2025	227
2026	—
Total	1,378
Interest	104
PV of obligation	$1,274

Contractual Obligations
As of September 30, 2022, the Company has non-cancelable contractual obligations under certain agreements related to its development programs IMU-838, IMU-935 and IMU-856 totaling approximately $2.7 million, which is expected to be paid over the next twelve months.
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
5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$31,471	$31,471	$—	$—
Total assets at fair value	$31,471	$31,471	$—	$—

	Fair Value Measurement at Fair Value Measurement at December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$31,630	$31,630	$—	$—
Total assets	$31,630	$31,630	$—	$—
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
6. Common Stock
In November 2020, Immunic filed a shelf registration statement on Form S-3. The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of October 31, 2022, there is $75.0 million remaining on this shelf registration statement

In December 2020, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement ("December 2020 ATM") with SVB Leerink as agent. The Company has used, and intends to continue to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of October 31, 2022, $8.4 million in capacity remains under the December 2020 ATM.

In May 2022, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Leerink as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of October 31, 2022, $80.0 million in capacity remains under the May 2022 ATM.
  The Company has agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to both ATM's and has agreed to provide SVB Leerink with customary indemnification and contribution rights.
In the three months ended September 30, 2022, the Company did not raise any proceeds under its ATM facilities. In the nine months ended September 30, 2022, the Company raised gross proceeds of $40.9 million pursuant to the December 2020 ATM through the sale of 4,204,113 shares of common stock at a weighted average price of $9.72 per share. The net proceeds from the December 2020 ATM were $39.6 million after deducting underwriter commissions of $1.2 million.
The Company did not have any ATM activity during the three or nine months ended September 30, 2021.
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
Common Stock
As of September 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of any holders of preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through September 30, 2022, no cash dividends had been declared or paid.

Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, having rights and preferences to be set by the Board of Directors. No preferred shares were outstanding as of September 30, 2022.
Stock Reserved for Future Issuance
Shares reserved for future issuance at September 30, 2022 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock Purchase Plan	162,630
Outstanding stock options	3,799,573
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	180,770
Total common shares reserved for future issuance	4,232,534

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

The Company issued zero and 24,612 shares under the ESPP for the three and nine months ended September 30, 2022 and 37,370 shares life to date. The Company recognized ESPP expense of $21,000 and $18,000 for the three months ended September 30, 2022 and 2021, respectively, and ESPP expense of $74,000 and $18,000 related to the nine months ended September 30, 2022 and 2021, respectively.

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
Movements during the year
The following table summarizes stock option activity for the nine months ended September 30, 2022 and 2021, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,157,460	$13.54
Granted	1,837,513	$8.90
Exercised	(852)	$5.67	—
Forfeited or expired	(194,548)	$11.62
Outstanding as of September 30, 2022	3,799,573	$11.40	8.59	$2,400
Options vested and expected to vest as of September 30, 2022	3,799,573	$11.40	8.59	$2,400
Options exercisable as of September 30, 2022	1,248,875	$13.63	7.64	$—

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,117,160	$12.96
Granted	1,033,809	$14.95
Exercised	—	$—
Forfeited or expired	(105,009)	$14.32
Outstanding as of September 30, 2021	2,045,960	$13.90	8.91	$74,460
Options vested and expected to vest as of September 30, 2021	2,045,960	$13.90	8.91	$74,460
Options exercisable as of September 30, 2021	665,168	$13.39	8.33	$43,121
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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the nine months ended September 30, 2022 and 2021 was $6.94 and $11.14, respectively. The following are the underlying assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	2.04%	0.88%
Expected dividend yield	0%	0%
Expected volatility	97.8%	92.4%
Expected term of options (years)	6.00	5.95
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$831,000	$456,000	$2,392,000	$1,279,000
General and administrative	1,081,000	941,000	3,651,000	3,204,000
Total	$1,912,000	$1,397,000	$6,043,000	$4,483,000
As of September 30, 2022, there was $17.6 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 2.91 years.
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
There remain 43,311 shares available for grant under the 2014 Plan as of September 30, 2022.
On September 2017, Vital’s board of directors approved the Inducement Plan, which was amended and restated in November 2017. Under the Inducement Plan 46,250 shares of Vital’s common stock were reserved to be used exclusively for non-qualified grants to individuals who were not previously employees or directors as an inducement material to a grantee's entry into employment within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.
No expense was recorded for the plans assumed from Vital during the three and nine months ended September 30, 2022 and 2021, respectively.

8. Changes in Board of Directors
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

10. Subsequent Events
$60 Million Private Placement Equity Financing
On October 10, 2022, Immunic entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with select accredited investors and certain existing investors (each, a “Purchaser” and collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 8,696,552 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a purchase price of $4.35 per Share, and (ii) 5,096,552 pre-funded warrants (the “Pre-Funded Warrants”) to purchase Common Stock (the “Warrant Shares” and together with the Shares and the Pre-Funded Warrants, the “Securities”), at a purchase price of $4.34 per Pre-Funded Warrant. The Pre-Funded Warrants will have an exercise price of $0.01 per share of Common Stock, be immediately exercisable and remain exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

The Private Placement closed on October 12, 2022. The gross proceeds of the Private Placement were approximately $60.0 million, before deducting offering expenses payable by the Company. The Company intends to use the net proceeds from the Private Placement to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), IMU-935 and IMU-856, and for other general corporate purposes.

The Purchase Agreement provides for the registration for resale of the Securities (including the Warrant Shares) pursuant to a registration statement (the “Registration Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) on or prior to December 9, 2022. The Company has agreed to use its best efforts to cause the Registration Statement to be declared effective as soon as possible, but in no event later than 60 days after the closing of the Private Placement (or 90 days in the event of a review of the Registration Statement by, and comments from, the SEC), and to keep the Registration Statement continuously effective from the date on which the SEC declares the Registration Statement to be effective until such date that all Registrable Securities (as such term is defined in the Purchase Agreement) covered by the Registration Statement have been sold pursuant to a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), or under Rule 144 as promulgated by the SEC under the Securities Act, or otherwise shall have ceased to be Registrable Securities.

Pre-Planned Phase 1b Interim Analysis of IMU-935 in Moderate-to-Severe Psoriasis

On October 20, 2022, Immunic announced the outcome of a pre-planned interim group-level data analysis of its Phase 1b clinical trial of IMU-935 in patients with moderate-to-severe psoriasis. The overall trial is ongoing and remains blinded. The pre-planned interim analysis revealed that the group averages for Psoriasis Area and Severity Index ("PASI”) reductions in the two active arms did not separate from placebo at four weeks. Although the active arms performed in line with prior expectations, based on similarly designed trials, the trial experienced a greater decrease than expected in PASI in the placebo arm. Although the safety data remains blinded, administration of IMU-935 and placebo in this trial were demonstrated to be safe and well-tolerated, and no new safety signals were observed. The Company expects to continue IMU-935’s development in psoriasis and will further analyze the available data to determine next steps for the program.

Goodwill Impairment Analysis

Following the announcement of our interim group level data of the Phase 1b clinical trial of IMU-935 in Psoriasis on October 20, 2022, our stock price experienced a significant decline from the prices preceding the announcement. The Company considered this to be a triggering event indicating that it is more likely than not that goodwill is impaired. As a result, the Company anticipates it will incur a full impairment of its goodwill of approximately $33.0 million in the quarter ended December 31, 2022.

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
Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof, except as required by law.
Overview
Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a clinical-stage biopharmaceutical company with a pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We currently have approximately 65 employees.

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

If approved, we believe that vidofludimus calcium has the potential to be a unique treatment option matched to the biology of MS with (1) anti-inflammatory effects, (2) antiviral effects, and (3) neuroprotective effects. Recent evidence also indicates that vidofludimus calcium activates a yet-to-be-disclosed target with neuroprotective properties, which may enhance its potential benefit for patients. Additionally, vidofludimus calcium has an attractive pharmacokinetic, safety and tolerability profile and has already been exposed to more than 1,100 human subjects and patients in either of the drug’s formulations.

Our second drug candidate, IMU-935, is a highly potent and selective inverse agonist of a transcription factor called RORγt. We believe that the nuclear receptor RORγt is a main driver for the differentiation of T-helper 17 (“Th17”) cells and the release of cytokines involved in various inflammatory and autoimmune diseases. We believe this target is an attractive alternative to approved antibodies as acting on interleukin-23 (“IL-23”), the IL-17 receptor and IL-17. We have observed strong cytokine inhibition targeting both Th1 and Th17 responses in preclinical testing, as well as indications of activity in animal models for psoriasis, graft versus host disease, MS and inflammatory bowel disease ("IBD"). Preclinical experiments indicated that, while leading to a potent inhibition of Th17 differentiation, inhibition of cytokine secretion, and induction of regulatory T cells, IMU-935 did not affect thymocyte maturation, one of the important physiological functions of RORγt that should be maintained. Based on these preclinical data and the selectivity of the effect maintaining important physiological functions while providing the desired anti-Th17 effect, we believe that IMU-935 has potential to be a best-in-class therapy for various autoimmune diseases. A Phase 1 clinical trial exploring safety, tolerability, pharmacodynamics, pharmacokinetics and exploratory efficacy of IMU-935 in psoriasis patients is currently ongoing. A pre-planned group-level interim analysis revealed on October 20, 2022 noted that the initial two active dose cohorts did not separate from placebo at four weeks. The overall trial is ongoing and remains blinded. Although the safety data also remains blinded, administration of IMU-935 and placebo in this trial were demonstrated to be safe and well-tolerated, and no new safety signals were observed. We expect to continue IMU-935’s development in psoriasis and will further analyze the available data to determine next steps for the program. An exploratory Phase 1 trial investigating the drug-drug interaction (“DDI”) potential of IMU-935 was completed in the second quarter of 2022. Additionally, IMU-935 has been shown in preclinical models to target an established mechanism of treatment resistance to androgen receptor therapy, making it a potential treatment option for patients with metastatic castration-resistant prostate cancer (“mCRPC”). A Phase 1 clinical trial exploring safety and tolerability of increasing doses of IMU-935 to establish the maximum tolerated dose and the recommended Phase 2 dose is currently ongoing in patients with mCRPC.

Our third program, IMU-856, which we believe to be novel, is an orally available small molecule modulator that targets a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. We have not yet disclosed the molecular target for IMU-856 to the public. Based on preclinical data, we believe this compound may represent a new treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, irritable bowel syndrome with diarrhea and other intestinal barrier function associated diseases. We believe that, because IMU-856 has been shown in preclinical investigations to avoid suppression of immune cells, it may therefore have the potential to maintain immune surveillance for patients during therapy, an important advantage versus chronic treatment with potentially immunosuppressive medications. The final portion of a Phase 1 clinical trial exploring the safety and tolerability of IMU-856 in celiac disease patients during periods of gluten-free diet and gluten challenge is currently ongoing and we expect initial results to be available in 2023.

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
Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $260.8 million as of September 30, 2022 and $196.9 million as of December 31, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through October 31, 2022, Immunic has raised net cash of approximately $355.5 million from private and public offerings of preferred and common stock. As of September 30, 2022, the Company had cash and cash equivalents of approximately $72.8 million. With these funds, and the $56.4 million of cash raised in October 2022, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.

Recent Events
$60 Million Private Placement Equity Financing
On October 10, 2022, we entered into a Securities Purchase Agreement for a private placement with select accredited investors and certain existing investors. Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 8,696,552 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a purchase price of $4.35 per Share, and (ii) 5,096,552 pre-funded warrants to purchase Common Stock, at a purchase price of $4.34 per Pre-Funded Warrant. The Pre-Funded Warrants will have an exercise price of $0.01 per share of Common Stock, be immediately exercisable and remain exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

The Private Placement closed on October 12, 2022. The gross proceeds of the Private Placement were approximately $60.0 million, before deducting offering expenses payable by the Company. The Company intends to use the net proceeds from the Private Placement to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), IMU-935 and IMU-856, and for other general corporate purposes.

Pre-Planned Phase 1b Interim Analysis of IMU-935 in Moderate-to-Severe Psoriasis and Goodwill Impairment

On October 20, 2022, we announced the outcome of a pre-planned interim group-level data analysis of our Phase 1b clinical trial of IMU-935 in patients with moderate-to-severe psoriasis. The overall trial is ongoing and remains blinded. The pre-planned interim analysis revealed that the group averages for Psoriasis Area and Severity Index ("PASI”) reductions in the two active arms did not separate from placebo at four weeks. Although the active arms performed in line with prior expectations, based on similarly designed trials, the trial experienced a greater decrease than expected in PASI in the placebo arm. Although the safety data remains blinded, administration of IMU-935 and placebo in this trial were demonstrated to be safe and well-tolerated, and no new safety signals were observed. We expect to continue IMU-935’s development in psoriasis and will further analyze the available data to determine next steps for the program.

Following the announcement of our interim group level data on October 20, 2022, our stock price experienced a significant decline from the prices preceding the announcement and the recent prices raised in our October 10, 2022 Private Placement. We considered these to be triggering events indicating that it is more likely than not that goodwill is impaired. As a result, we anticipate we will incur a full impairment of its goodwill of approximately $33.0 million in the quarter ended December 31, 2022.
IMU-935 Composition-of-Matter Patents Granted
On February 2, 2022, we received a Notice of Allowance from the U.S. Patent and Trademark Office ("USPTO") for patent application 16/644581, entitled, “IL-17 and IFN-gamma inhibition for the treatment of autoimmune diseases and chronic inflammation”. We also received notice of allowance of patent application EP18762111.5 in Europe, and notice of grant of patent application 2018330633 in Australia. All three patents cover composition-of-matter of IMU-935 and related formulations, and are expected to provide protection into at least 2038, without accounting for potential Patent Term Extension ("PTE") in the United States or Supplementary Protection Certificates in Europe, respectively.
Results of Exploratory Phase 1 DDI Study of IMU-935

An exploratory Phase 1 study was completed in 15 evaluable healthy human subjects to assess the DDI potential of IMU-935. No relevant signals for DDI potential were observed and treatment was safe and well-tolerated.
Phase 1 Clinical Trial of IMU-935, Results of Parts A and B in Healthy Human Subjects

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

Phase 1 Clinical Trial of IMU-935 in mCRPC

On August 4, 2022, we announced that initial safety data available so far for the Phase 1 clinical trial of IMU-935 in mCRPC with dosing up to 600 mg daily show a promising safety profile, with only benign adverse events and no dose limiting toxicities. We plan to provide a more comprehensive update on safety and also on potential signs of anti-tumor activity of IMU-935 in this trial as soon as data from the planned dose expansion part are available. Meanwhile, patients are being enrolled in the third, 900 mg cohort of the trial.

Phase 1 Clinical Trial of IMU-856, Results of Parts A and B in Healthy Human Subjects

On September 20, 2022, we announced positive unblinded safety, tolerability and pharmacokinetic (“PK”) results from Part A (single ascending doses) and Part B (multiple ascending doses) of our Phase 1 clinical trial of IMU-856 in healthy human subjects.

In the single ascending doses part, healthy human subjects were randomized in a double-blinded manner to either placebo or active treatment with single ascending doses of IMU-856 at 10 mg, 20 mg, 40 mg, 80 mg, 120 mg and 160 mg. Single ascending doses of IMU-856 were found to be safe and well-tolerated and no maximum tolerated dose was reached. No serious adverse events occurred. Moreover, a dose-linear PK profile was observed across the investigated dose range.

In the multiple ascending doses part, healthy human subjects were dosed for 14 consecutive days with 40 mg, 80 mg or 160 mg once-daily of IMU-856 or placebo in a double-blinded manner. Multiple ascending doses of IMU-856 were found to be safe and well-tolerated and no maximum tolerated dose was reached. Treatment emergent adverse events were mostly mild in severity. No Investigational Medicinal Product-related serious adverse events were reported. No dose-dependent changes in laboratory parameters (including no effects on liver enzymes or in hematological parameters), vital signs, physical examination or electrocardiographic evaluations were found. PK analysis showed a quick achievement of stable steady-state plasma concentrations within the first week and stable steady-state trough levels over the 14-day treatment period with a low accumulation factor for IMU-856, allowing predictable trough levels during daily dosing. PK parameters in steady-state revealed a Tmax (time to reach maximum plasma concentration) of 2 to 3 hours post-dose, a plasma half-life of 17.4 to 21.5 hours and dose proportional increases in Cmax (maximum plasma drug concentration) and AUC (area under the concentration-time curve).

IMU-856 Composition-of-Matter Patent Granted

On August 16, 2022, we announced that we have received a Notice of Allowance from the USPTO for patent application 16/646130, entitled, “Compound Having Cyclic Structure.” The patent covers composition-of-matter of IMU-856 and related pharmaceutical compositions and is expected to provide protection into at least 2038, without accounting for potential PTE.

Start of Patient Cohorts in Phase 1 Clinical Trial of IMU-856 in Celiac Disease

On May 5, 2022, we announced the start of the patient cohorts in our ongoing Phase 1 clinical trial of IMU-856 in patients with celiac disease. Part C is structured as a 28-day, double-blind, placebo-controlled trial designed to assess the safety, tolerability, pharmacokinetics, pharmacodynamic and biomarker responses of IMU-856 in patients with celiac disease during periods of gluten-free diet and gluten challenge. Approximately 42 patients are planned to be enrolled in two consecutive cohorts with IMU-856 given once-daily over 28 days. Secondary objectives include pharmacokinetics and disease markers, including those evaluating gastrointestinal architecture and inflammation. Sites in Australia and New Zealand are participating in Part C. Initial results are expected to be available in 2023.
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

Investigator-Sponsored Phase 2 IONIC Trial in Moderate-to-Severe COVID-19 Closed Down

On June 23, 2022, sponsor and lead site, University Hospitals Coventry and Warwickshire NHS Trust, London, United Kingdom, informed us that the investigator-sponsored Phase 2 IONIC trial for the treatment of patients with moderate-to-severe COVID-19 is being closed down. Recruitment for the trial ended on May 20, 2022 and the last patient follow-up is due on September 21, 2022. On September 29, 2022, we were informed that the sponsor submitted the end of trial declaration. The trial was a prospective, randomized, parallel-group, open-label Phase 2b trial, designed to evaluate efficacy and safety of vidofludimus calcium in combination with the neuraminidase inhibitor, Oseltamivir (TamifluⓇ), in approximately 120 adult patients with moderate-to-severe COVID-19.

Goodwill Impairment Analysis

Following the announcement of our interim group level data of the Phase 1b clinical trial of IMU-935 in Psoriasis on October 20, 2022, our stock price experienced a significant decline from the prices preceding the announcement. The Company considered this to be a triggering event indicating that it is more likely than not that goodwill is impaired. As a result, the Company anticipates it will incur a full impairment of its goodwill of approximately $33.0 million in the quarter ended December 31, 2022.

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
Since our inception in March 2016, we have spent a total of approximately $193.8 million in research and development expenses through September 30, 2022.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, IMU-935 and IMU-856. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program, for clinical trials in MS, UC, COVID-19 and PSC.
In August 2019, Immunic AG received a grant of up to approximately $730,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds have been used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $706,000 of income in total of which $100,000 and $249,000 of which were recorded in 2022 and 2021, respectively, and were classified in Other Income in the accompanying consolidated statement of operations.
Our research and development expenses are expected to increase in the foreseeable future as we continue to conduct ongoing regulatory and development activities, initiate new preclinical and clinical trials and build our pipeline of product candidates. Our research and development expenses may also increase in the foreseeable future due to the current inflationary environment as well as supply chain shortages, which result in increased costs. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving regulatory approval for any of our product candidates.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our operating expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$16,537	$15,480	$1,057	7%
General and administrative	3,579	2,907	672	23%
Total operating expenses	20,116	18,387	1,729	9%
Loss from operations	(20,116)	(18,387)	(1,729)	9%
Total other income (expense)	(1,108)	(905)	(203)	22%
Net loss	$(21,224)	$(19,292)	$(1,932)	10%

Research and development expenses increased by $1.1 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase reflects (i) a $1.2 million increase in external development costs related to the Phase 3 program of vidofludimus calcium in relapsing multiple sclerosis, (ii) a $0.5 million increase in external development costs related to the Phase 1 clinical trial of IMU-856, (iii) a $0.6 million increase in personnel expense in research and development, $0.4 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, (iv) a $0.4 million increase in external development costs related to the clinical trials of IMU-935, and (v) $0.3 million related to increased costs across numerous categories. The increases were partially offset by (i) a decrease of $1.6 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in ulcerative colitis, and (ii) a decrease of $0.3 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in relapsing-remitting multiple sclerosis.

General and administrative expenses increased by $0.7 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily due to (i) a $0.4 million increase in personnel expense in general and administrative, $0.1 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase of headcount, and (ii) a $0.3 million aggregate increase across numerous categories.

Other expense increased by $0.2 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily attributable to a $0.9 million increase in the loss on an intercompany loan between Immunic, Inc. and Immunic AG as a result of changes in currency exchange rates. The increase was partially offset by (i) a $0.2 million increase in interest income, (ii) a $0.1 million increase of grants, (iii) a $0.1 million increase in research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia, and (iv) a $0.3 million increase in currency transaction gains.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our operating expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$50,520	$42,737	$7,783	18%
General and administrative	11,641	9,957	1,684	17%
4SC Royalty Settlement (see Note 4)	—	17,250	(17,250)	N/A
Total operating expenses	$62,161	$69,944	$(7,783)	(11)%
Loss from operations	(62,161)	(69,944)	7,783	(11)%
Total other income (expense)	(1,772)	(1,816)	44	(2)%
Net loss	(63,933)	$(71,760)	$7,827	(11)%

Research and development expenses increased by $7.8 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase reflects (i) a $6.6 million increase in external development costs related to the Phase 3 program of vidofludimus calcium in relapsing multiple sclerosis, (ii) a $3.5 million increase in external development costs related to the clinical trials of IMU-935, (iii) a $3.1 million increase in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in progressive multiple sclerosis, (iv) a $2.3 million increase in personnel expense in research and development, $1.1 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, and (v) a $0.8 million increase in external development costs related to the Phase 1 clinical trial of IMU-856. The increases were partially offset by (i) a decrease of $3.7 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in ulcerative colitis, (ii) a $2.8 million decrease in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in COVID-19, (iii) a decrease of $1.5 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in relapsing-remitting multiple sclerosis, and (iv) a decrease of $0.5 million in external development costs across numerous categories.

General and administrative expenses increased by $1.7 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to (i) a $1.3 million increase in personnel expense in general and administrative, $0.5 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, and (ii) a $0.4 million aggregate increase across numerous categories.

On March 31, 2021, Immunic AG and 4SC AG entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of the 4.4% royalty on net sales for $17.25 million (Tranche III of the Agreement). The payment was made 50% in cash and 50% in shares of Immunic’s common stock. No further payment obligations remain between Immunic and 4SC AG.

Other expense was substantially unchanged in total during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. However, we had a $1.2 million increase in the loss on an intercompany loan between Immunic, Inc. and Immunic AG. This was offset by (i) a $0.3 million increase in interest income as a result of higher interest rates, (ii) a $0.2 million increase in research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia, (iii) a $0.2 million foreign exchange gain in the first three quarters of 2022 on an intercompany loan between Immunic AG and Immunic Australia Pty Ltd, (iv) a $0.2 million increase in grants, and (v) a $0.3 million increase in currency transaction gains.

Liquidity and Capital Resources
Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $260.8 million at September 30, 2022 and $196.9 million as of December 31, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the preclinical and clinical development of our product candidates and add personnel necessary to operate as a company with an advanced clinical pipeline of product candidates. We also expect our expenses and operating losses to increase due to the current inflationary environment and supply chain shortages, which result in higher prices. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms. However, we expect the cost of indebtedness to continue to increase if interest rates continue to rise. Raising equity will also be more difficult for at least the foreseeable future because of general volatility in the equity markets for companies like us, as well as the recent significant decline in the trading price of our stock following our announcement on October 21, 2022 of the Phase 1b interim analysis of IMU-935 in moderate-to-severe psoriasis.
From inception through October 31, 2022, we have raised net cash of approximately $355.5 million from private and public offerings of preferred and common stock. As of September 30, 2022, we had cash and cash equivalents of approximately $72.8 million. With these funds, and the $56.4 million of cash raised in October 2022, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
In November 2020, we filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing.
In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement with SVB Leerink as agent ("December 2020 ATM"). We have used and intend to continue to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of October 28, 2022, $8.4 million in capacity remains under the December 2020 ATM.
In May 2022, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Leerink as agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of October 28, 2022, $80.0 million in capacity remains under the April 2022 ATM.
In the three months ended September 30, 2022, we did not have any ATM activity. In the nine months ended September 30, 2022, we raised gross proceeds of $40.9 million pursuant to the December 2020 ATM through the sale of 4,204,113 shares of common stock at a weighted average price of $9.72 per share. The net proceeds from the December 2020 ATM were $39.6 million after deducting underwriter commissions of $1.2 million.
The Company did not have any ATM activity during the three or nine months ended September 30, 2021.
Future Capital Requirements
As noted above, we have not generated any revenue from product sales and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. At the same time, we expect our expenses to increase as we continue the ongoing research, development, manufacture and clinical trials of, and seek regulatory approval for, our product candidates. We also incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, strategic alliances, collaborations and licensing arrangements. Recent developments, however, will make it more difficult and costly for us to obtain funding for our cash needs. We do not expect to achieve revenue from product sales prior to the use of the net proceeds from our public and private offerings to date. We do not have any committed external source of funds. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and it may be on terms that are not favorable to us or our stockholders. Sales of equity securities will also be more difficult for at least the foreseeable future because of general volatility in the equity markets for companies like us, as well as the significant decline in the trading price of our stock following our announcement on October 21, 2022 of the Phase 1b interim analysis of IMU-935 in moderate-to-severe psoriasis. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. Also, the cost of debt financing has increased due to the rise in interest rates beginning in March 2022. If we raise additional funds through collaborations and licensing arrangements with third parties, we would expect to relinquish substantial rights to our technologies or our future products, or grant licenses on terms that may not be favorable to us. If we were to complete a merger, we may relinquish all control over the organization and could experience detrimental tax effects. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets. Any of these factors could harm our operating results and could result in substantial declines in the trading price of our common stock.
As of September 30, 2022, we had cash and cash equivalents of approximately $72.8 million.
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(50,040)	$(59,552)
Investing activities	(113)	(48)
Financing activities	39,719	42,020
Operating activities
During the nine months ended September 30, 2022, operating activities used $50.0 million of cash. The use of cash primarily resulted from (i) our net loss of $63.9 million adjusted for non-cash charges of $10.3 million related to $4.2 million for an unrealized foreign currency loss and $6.1 million related to stock-based compensation and depreciation and amortization and a $3.6 million net increase in operating assets and liabilities. Changes in our operating assets and liabilities during the nine months ended September 30, 2022 consisted primarily of (i) a $2.0 million increase in our other current assets and prepaid expenses and (ii) an increase of $1.6 million in our other current liabilities.
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
Investing activities
Net cash used in investing activities was $113,000 and $48,000 during the nine months ended September 30, 2022, and 2021, respectively, which was related to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $39.7 million during the nine months ended September 30, 2022 consisting primarily of net cash proceeds from the sale of common stock under our 2020 ATM facility.

Net cash provided by financing activities was $42.0 million during the nine months ended September 30, 2021 consisting of net cash proceeds from the sale of common stock under the July 2021 equity offering.
Off-Balance Sheet Arrangements
Through September 30, 2022, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Maturities of the operating lease obligation are as follows as of September 30, 2022:

2022	$169,000
2023	528,000
2024	454,000
2025	227,000
2026	—
Total	1,378,000
Interest	104,000
PV of obligation	$1,274,000
As of September 30, 2022, we have non-cancelable contractual obligations under certain agreements related to our development programs IMU-838, IMU-935 and IMU-856 totaling approximately $2.7 million, all of which is expected to be paid over the next twelve months.
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
During the first nine months of 2022, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Our significant accounting policies are described in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) our audited consolidated financial statements for the years ended December 31, 2021 and 2020 filed in our Annual Report on Form 10-K on February 24, 2022.
Recently Issued Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity

We had cash and cash equivalents of $72.8 million as of September 30, 2022, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $40.2 million of these funds are held in German bank accounts that were earning no interest as of September 30, 2022. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of September 30, 2022, our German and Australian subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $42.9 million. A decrease of approximately $4.3 million in net current assets would result as of September 30, 2022, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2022, would have impacted our net loss by approximately $5.3 million, primarily due to the euro.
Effects of Inflation
We have experienced a general increase in costs as a result of global inflation, however, we do not believe that inflation and changing prices had a material impact on our results of operations for any periods presented herein.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2022, Russia invaded Ukraine. As a result, the United States and other countries imposed economic and other sanctions on Russia and could impose further sanctions, which have and may continue to disrupt international commerce and damage the global economy. The continuing conflict may impair our ability to recruit patients in Ukraine, Russia and Belarus for current and upcoming clinical trials, which could result in delays of our trials and additional recruitment costs. Although we are making efforts to compensate for our temporary stop of patient recruitment in Ukraine, Russia and Belarus, seeking activation of other countries and additional sites in currently participating countries, the broader or longer-term consequences of this conflict or the sanctions imposed to date or in the future could adversely affect clinical trials we are currently conducting or are planning to conduct in this region by delaying or preventing their completion and increasing our costs. Alternative sites to fully and timely compensate for delays in our clinical trial activities in Ukraine, Russia and Belarus may not be available or may not fully compensate for a lack of enrollment in Ukraine, Russia and Belarus. Although the route, length and impact of this continuing conflict are highly unpredictable, vendors, investigators or clinical trial sites in Ukraine, Russia and Belarus could suspend or terminate any trials being conducted, and patients could be forced to discontinue further study participation or to evacuate or voluntarily choose to relocate far from clinical trial sites, making them unavailable for further dosing or necessary follow-up. If our clinical trials are materially interrupted or otherwise negatively impacted, we may have insufficient data to support regulatory approvals of vidofludimus calcium, and any commercialization may be delayed, which could limit our potential revenue and hurt the competitive position of any products we may successfully develop.

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

Our losses from operations and net loss would increase if inflation continues of increases in rate in the countries in which we operate, or if a global recession were to occur.

The economies of Germany, the United States, Australia and other countries in which we do business have experienced high rates of inflation during 2022. We have already seen a general increase in many of our costs as a result of inflation, although inflation has not yet had a material impact on our results of operations. If inflation were to continue for a prolonged period of time, however, or the rate of inflation in our markets were to increase, or if a global recession were to occur, our expenses could increase substantially resulting in increased losses from operations and net loss.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits
Item 6. Exhibits
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
4.1	2019 Omnibus Equity Incentive Plan.	S-8	4.1	September 20, 2019
4.2*	Description of Registrant's Securities	8-K	4.2	February 26, 2020
4.3	Form of Pre-Funded Warrant	8-K	4.3	October 11, 2022
10.1	Sales Agreement, dated July 17, 2019, between Immunic, Inc. and SVB Leerink LLC.	8-K	10.1	July 17, 2019
10.2	Option and License Agreement, dated September 27, 2018, between Immunic AG and Daiichi Sankyo Company, Ltd.	8-K	10.2	July 17, 2019
10.3	Asset Purchase Agreement, dated May 13, 2016, between Immunic AG and 4SC AG.	8-K	10.3	July 17, 2019
10.4+	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.5+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.6+	Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	September 5, 2019
10.7+	Employment Agreement between Dr. Manfred Groeppel and Immunic AG.	8-K	10.6	July 17, 2019
10.8+	Addendum to Service Agreement between Immunic AG and Dr. Manfred Groeppel.	8-K	10.2	September 5, 2019
10.9+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.10+	Second Addendum to Employment Agreement dated October 15, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	April 19, 2021
10.11	Placement Agency Agreement, dated April 23, 2020, between Immunic, Inc. and Roth Capital Partners, LLC	8-K	10.1	April 20, 2020
10.12	Form of Securities Purchase Agreement, dated April 23, 2020, between Immunic, Inc. and the investors party thereto.	8-K	10.2	April 20, 2020
10.13	Placement Agency Agreement, dated June 10, 2020, between Immunic, Inc. and the Roth Partners, LLC	8-K	10.1	June 12, 2020

10.14	Form of Securities Purchase Agreement, dated June 10, 2020, between Immunic, Inc. and the investors party thereto	8-K	10.2	June 12, 2020
10.15	Underwriting Agreement, dated August 4, 2020, by and between Immunic, Inc. and SVB Leerink LLC.	8-K	1.1	August 10, 2020
10.16	Finance Contract, dated October 19, 2020, between Immunic, Inc., Immunic AG and European Investment Bank	8-K	10.1	October 20, 2020
10.17	Form of Guarantee Agreement between Immunic, Inc., Immunic AG and European Investment Bank.	8-K	10.2	October 20, 2020
10.18	Sales Agreement, dated December 29, 2020 between Immunic, Inc. and SVB Leerink LLC	8-K	10.1	January 4, 2021
10.19	Amendment Letter, dated November 11, 2020	8-K	10.1	November 13, 2020
10.20	Settlement Agreement, dated March 31, 2021, between Immunic AG and 4SC AG.	8-K	10.1	March 31, 2021
10.21+	Addendum No. 2 to Employment Agreement dated April 15, 2021 between Immunic, Inc. and Duane Nash	8-K	10.1	April 15, 2021
10.22+	Second Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt	8-K	10.1	June 10, 2021
10.23+	Second Addendum, dated June 10, 2021 to Service Agreement between Immunic AG and Dr. Andreas Muehler	8-K	10.2	June 10, 2021
10.24+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.25+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.26+	Underwriting Agreement, dated July 15, 2021, by and between Immunic, Inc. and Piper Sandler & Co	8-K	1.1	July 15, 2021
10.27+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.28+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Daniel Vitt	8-K	10.1	January 10, 2022
10.29+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Andreas Muehler	8-K	10.2	January 10, 2022
10.30+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Hella Kohlhof	8-K	10.3	January 10, 2022
10.31+	Addendum No. 3 to Employment Agreement, dated March 15, 2022, between Immunic, Inc. and Duane Nash	8-K	10.1	March 15, 2022
10.32	Sales Agreement dated as of May 2, 2022, between SVB Securities LLC and Immunic, Inc.	8-K	10.1	May 2, 2022
10.33	Securities Purchase Agreement, dated October 10, 2022, by and among the Company and the Purchasers	8-K	10.1	October 11, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
99.2+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	99.2	September 5, 2019
99.3+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	99.4	September 5, 2019
99.4+	Second Addendum, dated June 10, 2021, to Service Agreement between Immunic AG and Dr. Hella Kohlhof	8-K	99.2	June 10, 2021
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: November 3, 2022                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President