Form 10-K
period 2022-12-31
IMMUNIC, INC.
filed 2023-02-23
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2022 was $106.1 million.
On February 17, 2023, 44,403,838 shares of common stock, $0.0001 par value, were outstanding.
Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

Immunic, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

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

PART I
Item 1. Business.

Overview

Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a clinical-stage biopharmaceutical company with a pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We currently have approximately 66 employees.

We are currently pursuing clinical development of three orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with multiple sclerosis (“MS”); the izumerogant (proposed International Nonproprietary Name (“INN”) for IMU-935) program, which is an inverse agonist of retinoic acid receptor-related orphan nuclear receptor gamma truncated (“RORγt”) that inhibits the interleukin-17 (“IL-17”) pathway in diseases such as psoriasis; and the IMU-856 program, which is targeted to restore intestinal barrier function and regenerate bowel epithelium.

The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), is being tested in several ongoing MS trials as part of its overall clinical program in order to support a potential approval for patients with MS in major markets. The Phase 3 ENSURE program of vidofludimus calcium in relapsing multiple sclerosis (“RMS”), comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, and the supportive Phase 2 CALLIPER trial of vidofludimus calcium in progressive multiple sclerosis (“PMS”) are ongoing and actively enrolling patients. Our current expectation is to report data from the interim analysis of the CALLIPER trial in the second half of 2023 and to read-out top-line data at the end of 2024. Moreover, we currently expect to report data from the interim analysis of the ENSURE program in late 2024 and to read-out the first of the ENSURE trials end of 2025. Although we currently believe that each of these goals is achievable, they are each dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate.

If approved, we believe that vidofludimus calcium, with combined anti-inflammatory, anti-viral, and neuroprotective effects, has the potential to be a unique treatment option targeted to the complex pathophysiology of MS. Multiple publications from 2022 have highlighted the enhanced understanding of the triggers and ongoing neuronal destruction of MS, namely, that MS is triggered by infection from Epstein-Barr virus (“EBV”) followed by cross-reactive antibody production and associated auto-inflammation and neuronal damage. Vidofludimus calcium is a known inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”), which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with the anti-inflammatory and anti-viral effects of vidofludimus calcium. Additionally, recent evidence indicates that vidofludimus calcium activates a yet-to-be-disclosed target with direct neuroprotective properties, which may enhance its potential benefit for patients. We believe that the combined mechanisms of vidofludimus calcium are unique in the MS space and support the therapeutic performance shown in our Phase 2 EMPhASIS trial in relapsing-remitting multiple sclerosis (“RRMS”) patients, in particular, via data illustrating the potential to reduce magnetic resonance imaging (“MRI”) lesions, prevent relapses, reduce the rate of disability progression, and reduce levels of serum neurofilament light chain (“NfL”), an important biomarker of neuronal death. Vidofludimus calcium has a consistent pharmacokinetic (“PK”), safety and tolerability profile and has already been exposed to more than 1,400 human subjects and patients in either of the drug’s formulations.

Our second drug candidate, izumerogant (proposed INN for IMU-935), is a highly potent and selective inverse agonist of a transcription factor called RORγ/RORγt. The nuclear receptor RORγt is believed to be the main driver for the differentiation of T helper 17 (“Th17”) cells and the release of cytokines involved in various inflammatory and autoimmune diseases. We believe this target is an attractive potential alternative to approaches acting on IL-23, the IL-17 receptor and directly on IL-17. We have observed strong cytokine inhibition targeting both Th1 and Th17 responses in preclinical testing, as well as indications of activity in animal models for psoriasis, graft versus host disease, MS and inflammatory bowel disease ("IBD"). Preclinical experiments indicated that izumerogant leads to a potent inhibition of Th17 differentiation, inhibition of cytokine secretion, and induction of regulatory T cells. Importantly, izumerogant did not affect thymocyte maturation, one of the important physiological functions of RORγt that should be maintained. Based on these preclinical data and the selectivity of the effect maintaining important physiological functions while providing the desired anti-Th17 effect, we believe that izumerogant has potential to be a first-and-best-in-class therapy for various autoimmune diseases.

A Phase 1 clinical trial exploring safety, tolerability, pharmacodynamics (“PD”), PK and exploratory efficacy of izumerogant in moderate-to-severe psoriasis patients is currently ongoing. A pre-planned group-level interim analysis revealed on October 20, 2022 noted that the initial two active dose cohorts did not separate from placebo at four weeks. The overall trial is ongoing. Administration of izumerogant and placebo in this trial were demonstrated to be safe and well-tolerated, and no new safety signals were observed. We plan to provide further updates and guidance on potential next steps for this development program towards the end of the first quarter of 2023.

Additionally, izumerogant has been shown in preclinical models to target a mutated androgen receptor (“AR”), an established mechanism of treatment resistance to AR therapy, making it a potential treatment option for patients with metastatic castration-resistant prostate cancer (“mCRPC”). A Phase 1 clinical trial exploring safety and tolerability of increasing doses of izumerogant to establish the maximum tolerated dose and the recommended Phase 2 dose is currently ongoing in patients with mCRPC.

Our third program, IMU-856, is an orally available small molecule modulator that targets a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. We have not yet disclosed the molecular target for IMU-856 to the public. Based on preclinical data, we believe this compound may represent a unique treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, irritable bowel syndrome with diarrhea (“IBS-D”) and other intestinal barrier function associated diseases. We believe that, because IMU-856 has been shown in preclinical investigations to avoid suppression of immune cells, it may therefore have the potential to maintain immune surveillance for patients during therapy, which would be an important advantage versus immunosuppressive medications. The final portion of a Phase 1 clinical trial exploring the safety and tolerability of IMU-856 in celiac disease patients during periods of gluten-free diet and gluten challenge is currently ongoing, and we expect initial results to be available in mid-2023.

Additional antiviral-directed development activities remain ongoing through preclinical research examining the potential to treat a broad set of viral indications with new antiviral molecules. We have begun exploring several options to possibly support further development of our antiviral portfolio, including a potential spin-off into a new or existing company and potential licensing transactions.

We expect to continue to lead most of our research and development activities from our Gräfelfing, Germany location, where dedicated scientific, regulatory, clinical and medical teams conduct their activities. Due to these teams' key relationships with local and international service providers, we anticipate that this will result in timely, cost-effective execution of our development programs. In addition, we are using our subsidiary in Melbourne, Australia to expedite the early clinical trials for izumerogant and IMU-856. We also conduct preclinical work in Halle/Saale, Germany through a collaboration with the Fraunhofer Institute.

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

Strategy

We are focused on the development of new molecules that maximize the therapeutic benefits for patients by uniquely addressing biologically relevant immunological targets. We take advantage of our established research and development infrastructure and operations in Germany and Australia to more efficiently develop our product candidates in indications of high unmet need and where the product candidates have the potential to elevate the standard of care for the benefit of patients. Given the mechanisms of action and the data generated for our product candidates, to date, we continue to execute on the clinical development of our programs for established indications as well as explore additional indications where patients could potentially benefit from the unique profiles of each product candidate.

We are currently focused on maximizing the potential of our development programs through the following strategic initiatives:

•Executing the ongoing Phase 3 ENSURE and Phase 2 CALLIPER clinical trial programs of vidofludimus calcium in MS.
•Executing the ongoing clinical trials of izumerogant in patients with psoriasis and in patients with mCRPC, with the path for future development to be assessed following analysis of the results.
•Executing the ongoing Phase 1 clinical trial of IMU-856 in patients with celiac disease.
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

Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $317.3 million and $196.9 million as of December 31, 2022 and December 31, 2021, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the development of our product candidates and add personnel necessary to advance our pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of development programs.
From inception through December 31, 2022, we have raised net cash of approximately $355.5 million from private and public offerings of preferred and common stock. As of December 31, 2022, the Company had cash and cash equivalents of approximately $106.7 million and investments - other of $9.6 million. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.

Key Status Updates

Vidofludimus Calcium (IMU-838)

Phase 3 Program of Vidofludimus Calcium in RMS (ENSURE-1 and ENSURE-2 Trials)

The ongoing ENSURE program comprises two identical multicenter, randomized, double-blind Phase 3 clinical trials designed to evaluate the efficacy, safety, and tolerability of vidofludimus calcium versus placebo in RMS patients. Based on vidofludimus calcium’s highly significant activity in preventing lesion formation in our Phase 2 EMPhASIS trial in RMS, the strong and consistent correlation observed between lesion formation and clinical relapse in third-party clinical trials, and the drug’s robust safety profile, to date, we believe that this Phase 3 program should provide a straightforward path towards potential regulatory approval of vidofludimus calcium in RMS.

Each of the identical twin Phase 3 clinical trials, titled ENSURE-1 and ENSURE-2, is expected to enroll approximately 1,050 adult patients with active RMS at more than 100 sites in more than 15 countries, including the United States, India and countries in Latin America, Central and Eastern Europe. Patients will be randomized in a double-blinded fashion to either 30 mg daily doses of vidofludimus calcium or placebo and the primary endpoint for both clinical trials is time to first relapse up to 72 weeks. Key secondary endpoints include volume of new T2-lesions, time to confirmed disability progression, time to sustained clinically relevant changes in cognition, and percentage of whole brain volume change. With regard to the disability progression endpoint, the ENSURE program will apply a pooled analysis of confirmed disability worsening across both clinical trials.

The ENSURE trials are being run concurrently. The first patient in ENSURE-1 was enrolled in November 2021. The first patient in ENSURE-2 was enrolled in January 2022. An interim analysis to assess event rates is planned to occur after approximately half of the relapse events have occurred in the double-blind treatment periods. This analysis is intended to inform potential sample size adjustment and help ensure that final study readout is not planned to occur before sufficient events have been achieved. This interim analysis will also allow for a non-binding futility analysis. We currently expect to report data from the interim analysis of the ENSURE program in late 2024 and to read-out the first of the ENSURE trials end of 2025.

Phase 2 Clinical Trial of Vidofludimus Calcium in PMS (CALLIPER Trial)

The ongoing multicenter, randomized, double-blind, placebo-controlled Phase 2 CALLIPER trial of vidofludimus calcium is expected to enroll approximately 450 patients with PMS at more than 70 sites in North America, Western, Central and Eastern Europe with patients randomized to either 45 mg daily doses of vidofludimus calcium or placebo in a double-blinded fashion. The trial’s primary endpoint is the annualized rate of percent brain volume change up to 120 weeks. Key secondary endpoints include the annualized rate of change in whole brain atrophy and time to 24-week confirmed disability progression based on the Expanded Disability Status Scale (“EDSS”) which may further support disability data from the ENSURE trials. The first patient was enrolled in September 2021. Our current expectation is to report data from the interim analysis of the CALLIPER trial in the second half of 2023 and to read-out top-line data at the end of 2024.

An interim analysis comprising an unblinded analysis of serum NfL and glial fibrillary acidic protein (“GFAP”) is planned to occur once approximately half of the enrolled patients have completed 24 weeks of treatment. NfL and GFAP have been shown in third-party research to consistently correlate with disease activity in neurodegenerative disorders and have become two of the most important serum biomarkers for axonal damage over the past few years. As previously reported, results of the Phase 2 EMPhASIS trial of vidofludimus calcium in RRMS showed a robust decrease in serum NfL at 24 weeks (-17.0% for 30 mg and -20.5% for 45 mg), as compared to baseline values, while the patients on placebo experienced a 6.5% increase in serum NfL over the same period.

The Phase 2 CALLIPER trial is intended to run concurrently with and to complement the Phase 3 program in RMS. In particular, CALLIPER is focused on progressive forms of MS and is designed to corroborate vidofludimus calcium’s neuroprotective potential, as exemplified by slowing of brain atrophy and delay in disability worsening. Neurodegeneration is a key concern in both PMS and RMS, since axonal and neural damage is responsible for the increasing and often severe disability experienced by patients. We believe that, if the CALLIPER trial is successful in showing a beneficial effect of vidofludimus calcium, this data, along with the ENSURE program and vidofludimus calcium’s strong safety and tolerability profile, may allow for a meaningful clinical differentiation of vidofludimus calcium from other oral MS medications and a potentially attractive commercial positioning. Although a supportive trial, we do not believe that data from the CALLIPER trial are a pre-condition for filing a New Drug Application (“NDA”) in RMS. Additional clinical studies and the potential regulatory path forward specific to the treatment of PMS will be informed by the results of the CALLIPER trial and will be further assessed accordingly.

Phase 2 Clinical Trial of Vidofludimus Calcium in RRMS (EMPhASIS Trial) – Open-Label Portion

On November 17, 2022, we reported newly available data from the Phase 2 EMPhASIS trial of vidofludimus calcium in RRMS. The trial includes an optional long-term open-label extension (“OLE”) phase running up to 9.5 years. An interim analysis was performed with data extraction in October 2022, when 209 patients remained on treatment in the OLE phase, some of whom have already received more than 180 continuous weeks (approximately four years) of active treatment with vidofludimus calcium. Long-term open-label treatment with vidofludimus calcium was associated with a low rate of confirmed disability worsening over time, comparing favorably to historical trial data for currently available MS medications. During the 24-week double-blind main treatment period, 12-week and 24-week Confirmed Disability Worsening (“12w/24wCDW”) events occurred in 1.6% of subjects in the combined vidofludimus calcium treatment arms as compared to 3.7% in the placebo group. In the OLE phase, the proportion of patients free from 12wCDW was 97.6% after 48 weeks and 94.5% after 96 weeks of vidofludimus calcium treatment as compared to the start of the OLE phase. Similar results were observed for 24wCDW and sustained CDW. The OLE phase also showed low relapse activity.
Phase 2 Clinical Trial of Vidofludimus Calcium in Ulcerative Colitis (CALDOSE-1 Trial)

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

Consistent with prior data sets in other patient populations, administration of vidofludimus calcium in this clinical trial was observed to be safe and well-tolerated. No new safety signals were observed. As compared to placebo, there were no increased rates of infections and infestations, no elevated rates of liver events or liver enzyme elevations, and no elevated rates for changes in hematology-related laboratory variables. The most common adverse events in this clinical trial were anemia (15/263 patients, 5.7%), headache (9/263 patients, 3.4%) and coronavirus disease 2019 (“COVID-19”) (7/263 patients, 2.7%). Most adverse events were generally mild in severity.

As is common for the design of clinical trials in UC, the use of oral systemic corticosteroids (≤20 mg/day prednisolone equivalent) was allowed in CALDOSE-1 in patients who had been treated with corticosteroids for at least four weeks before randomization. Doses of corticosteroids were required to be kept constant throughout the induction phase (weaning was not allowed in this phase of the clinical trial), and the distribution of patients using corticosteroids was equal throughout all treatment groups. Surprisingly, CALDOSE-1 data suggest a previously unknown treatment interference between the efficacy of vidofludimus calcium and the concurrent use of corticosteroids in the UC patient population. More specifically, the non-steroid patient population showed an 11.4% advantage in clinical remission for vidofludimus calcium over placebo (pooled vidofludimus calcium treatment groups at week 10: 14.7%, placebo: 3.3%). Such a difference in clinical remission between active treatment and placebo would traditionally be considered as confirming therapeutic activity. In contrast, patients concomitantly taking vidofludimus calcium and corticosteroids during induction treatment had a lower rate of clinical remission at week 10 (11.5%) than placebo patients (20.6%) and also lower than the group of vidofludimus calcium monotherapy without concurrent use of steroids (14.7%). This treatment interference between vidofludimus calcium and corticosteroids was not expected based on our analysis of currently available preclinical or clinical data.

Based on these results, we announced that our development programs in the IBD indications will not be continued without a partner.

Izumerogant (IMU-935)

Phase 1 Clinical Trial of Izumerogant in Moderate-to-Severe Psoriasis Patients

On October 20, 2022, we announced the outcome of a pre-planned interim group-level data analysis of our Phase 1b clinical trial of izumerogant in patients with moderate-to-severe psoriasis. The pre-planned interim analysis revealed that the group averages for Psoriasis Area and Severity Index ("PASI”) reductions in the two active arms did not separate from placebo at four weeks. Although the active arms performed in line with expectations, based on similarly designed trials, the trial experienced a greater decrease than expected in PASI in the placebo arm. Administration of izumerogant and placebo in this trial were demonstrated to be safe and well-tolerated, and no new safety signals were observed. We plan to provide further updates and guidance on potential next steps for this development program towards the end of the first quarter of 2023.

Following the announcement of our interim group-level data on October 20, 2022, our stock price experienced a significant decline from the prices preceding the announcement and the recent prices raised in our October 10, 2022 Private Placement. We considered these to be triggering events indicating that it is more likely than not that goodwill is impaired. As a result, we recorded a full impairment of our goodwill of approximately $33.0 million in the quarter ended December 31, 2022.

Phase 1 Clinical Trial of Izumerogant in mCRPC

Based on strong preclinical results, we have initiated an open-label Phase 1 dose-escalation trial in mCRPC designed to evaluate the safety and tolerability of increasing doses of izumerogant to establish the maximum tolerated dose and the recommended phase 2 dose. The trial’s Principal Investigator is Johann Sebastian de Bono, MD, PhD, Regius Professor of Cancer Research and Professor in Experimental Cancer Medicine, The Institute of Cancer Research, London, and The Royal Marsden NHS Foundation Trust, London, United Kingdom. The trial was approved by the Medicines and Healthcare products Regulatory Agency (“MHRA”), the Research Ethics Committee (“REC”) and the Health Research Authority (“HRA”) in the United Kingdom. The first patient was enrolled in December 2021.

The pre-planned dose escalation in the trial with dosing of up to 900 mg daily of izumerogant has been completed. Initial safety data available, to date, show a promising safety profile, with only benign adverse events and no dose limiting toxicities.

IMU-856

Phase 1 Clinical Trial of IMU-856 in Healthy Human Subjects

On September 20, 2022, we announced positive unblinded safety, tolerability and PK results from Part A (single ascending doses) and Part B (multiple ascending doses) of our Phase 1 clinical trial of IMU-856 in healthy human subjects.

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

Phase 1 Clinical Trial of IMU-856 in Celiac Disease

On May 5, 2022, we announced the start of the patient cohorts in our ongoing Phase 1 clinical trial of IMU-856 in patients with celiac disease. Part C is structured as a 28-day, double-blind, placebo-controlled trial designed to assess the safety, tolerability, PK, PD and biomarker responses of IMU-856 in patients with celiac disease during periods of gluten-free diet and gluten challenge. Approximately 42 patients were planned to be enrolled in two consecutive cohorts with IMU-856 given once-daily over 28 days. Secondary objectives include PK and disease markers, including those evaluating gastrointestinal architecture and inflammation. Sites in Australia and New Zealand are participating in Part C. Initial results are expected to be available in mid-2023.

Product Acquisition History

Our wholly-owned subsidiary Immunic AG acquired vidofludimus calcium and izumerogant in September 2016 through asset acquisitions from 4SC AG (hereinafter, “4SC”), a publicly traded company based in Planegg-Martinsried, Germany. On March 31, 2021, Immunic AG and 4SC entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of a 4.4% royalty on net sales for $17.25 million. The payment was made 50% in cash and 50% in shares of Immunic’s common stock.

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

Leadership

We are led by a team of dedicated and committed experienced professionals with an entrepreneurial spirit and track record of successful licensing transactions in the healthcare industry, worldwide. The team brings together several decades of leadership experience in the pharmaceutical industry with a strong scientific background and sound knowledge in drug discovery, product development, chemistry, manufacturing and controls processes, intellectual property, clinical trial design, health economics and market access, merger and acquisitions, capital markets, corporate finance, business development, regulatory affairs and project valuation. Our team members are inventors on project-related patents and have successfully published project-related scientific publications.

Product Candidates

Vidofludimus Calcium (IMU-838)

Vidofludimus calcium is a small molecule investigational drug in development as an oral next-generation treatment option for patients with MS and other chronic inflammatory and autoimmune diseases. By inhibiting DHODH, a key enzyme of pyrimidine de novo biosynthesis, highly metabolically activated T and B immune cells experience metabolic stress, which leads to a modulation of their activity and function. Thereby, pro-inflammatory cytokines, such as interferon gamma (“IFNγ”), tumor necrosis factor alpha (“TNFα”), IL-17A and IL-17F, produced by activated Th1 and Th17 cells, which represent subtypes of so-called T helper cells, are repressed and thereby reduce the inflammation associated with MS and other chronic inflammatory diseases.

In preclinical studies of vidofludimus, the active moiety and free acid form of vidofludimus calcium, apoptosis (or programmed cell death) was induced in activated T cells, which we believe may also play a crucial role in the activity of the drug by further dampening the inflammatory response. We believe that a key advantage of DHODH inhibition, in general, is that the sensitivity of specific immune cells to DHODH inhibition correlates with their intracellular metabolic activation state, and therefore may not negatively impact “normal” immune and bone marrow cells. In animal studies of vidofludimus calcium, animals treated with large doses of the active moiety of vidofludimus calcium were shown to lack detrimental effects on bone marrow, supporting the lack of an unspecific anti-proliferative effect regularly seen with many traditional immunomodulators.

Based on the selectivity toward metabolically activated cells (with a high need for ribonucleic acid and deoxyribonucleic acid production), DHODH inhibition also leads to a direct antiviral effect, which has been observed in various virus infected cells, such as EBV infections, hepatitis C virus infections, severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) infections, cytomegalovirus infections and even hemorrhagic fever-causing viruses, such as Arena virus infections. Treatment with vidofludimus calcium may avoid virus infections and reactivations, one of the major drawbacks of the long-term use of traditional immunomodulators. We previously presented preclinical data demonstrating the activity of vidofludimus calcium to prevent the reactivation of latent EBV infection into lytic infection (Marschall et al., 2021). This mechanism may lead to reduce the regular cycle of reactivations and reinfections in the medium term, and thus the latent persistent EBV infection in patients in the long term.

Efficacy of vidofludimus has been observed in several animal disease models for IBD, MS, as well as systemic lupus erythematosus and transplant rejection. Previous filings by us with the SEC have summarized the development history of vidofludimus and the previous amorphous formulation of the free acid form of vidofludimus. After the consummation of the asset acquisition from 4SC, we developed and filed a patent application for a new specific polymorph of the calcium salt formulation of vidofludimus, vidofludimus calcium, which we believe exhibits improved physicochemical and PK properties. In 2017, we completed two Phase 1 studies of single or repeated once-daily doses of vidofludimus calcium in healthy volunteers, where we observed results supporting tolerability of repeated daily dosing of up to 50 mg of vidofludimus calcium.

We also completed a Phase 1 trial in a total of 24 patients with either no liver function impairment or liver disease of Child-Pugh A Child-Pugh B grade which was designed to explore dose optimization of vidofludimus calcium. The study showed little influence on the PK of vidofludimus calcium in patients with Child-Pugh A Child-Pugh B liver impairment.

Indication: Multiple Sclerosis

Diagnosis and Prevalence

MS is an autoimmune disease that affects the brain, spinal cord and optic nerve. In MS, myelin, the coating that protects the nerves, is attacked and damaged by the immune system. Thus, MS is considered an immune-mediated demyelinating disease of the central nervous system ("CNS"). MS is a progressive disease which, without effective treatment, leads to severe disability. We are developing vidofludimus calcium for the treatment of RMS, the most common form of MS. Approximately 85% of patients with MS are expected to develop RMS, with some patients developing more progressive forms of the disease. RMS is characterized by clearly defined attacks of new or increasing neurologic symptoms. These relapses are followed by periods of remissions, or partial or complete recovery. During remissions, all symptoms may disappear, or some symptoms may continue and become permanent.

MS is a disease with unpredictable symptoms that can vary widely. Common early signs of MS include vision problems, tingling and numbness or other unspecific neurological symptoms. Diagnosis of MS is confirmed via blood tests and a spinal tap, in which a small sample of fluid is removed from the spinal cord. However, most important for diagnosis are characteristic CNS lesions found using MRI.

According to the National Multiple Sclerosis Society (2019), there are nearly one million patients in the United States living with MS. The MS International Federation (2021) indicates there are more than one million patients with MS in Europe as well. The disease has a large economic impact as it affects mainly young adults in the prime working age, peaking around 30 years old, although MS can occur in children and in adults. MS is up to three times more common in women than in men. MS affects twice as many women and men in certain age cohorts and is more common in areas inhabited by people of northern European ancestry, such as Europe, the United States, Canada, New Zealand and parts of Australia.

Evolution in Understanding of Disease Drivers of MS

A recent publication shed new light on the role of infection with the EBV previously postulated to trigger MS. Bjornevik et al. (2022) analyzed EBV antibodies in serum from 801 individuals who developed MS among a cohort of more than 10 million people active in the US military over a 20-year period (1993 to 2013). Risk of MS increased 32-fold after infection with EBV but was not increased after infection with other viruses, including the similarly transmitted cytomegalovirus. Serum levels of NfL, a biomarker of axonal damage, increased only after EBV seroconversion. These findings cannot be explained by any known risk factor for MS and suggest EBV as the leading cause of MS. In addition, antibody producing cells directed against the latent EBV protein EBNA1 were found in the CSF of MS patients. Cross reactivity of anti-EBNA1 antibodies against GlialCAM, a protein that is predominantly expressed in glial cells in the CNS and potentially important in the myelination process of axons, further corroborates the connection between EBV infections and pathologic processes in MS (Lanz et al., 2022). Schneider-Hohendorf et al. (2022) investigated the T cell repertoire in MS patients and control populations, basically highlighting the top antigens that are seen by T cells on an ongoing basis. The study found that EBV-related antigens were on top of the list of antigens seen by T cells in MS patients but not in other EBV-infected populations. These results suggest that ongoing EBV reactivation seems to be an ongoing trigger for the immune system in MS patients and may be the trigger for disease progression and ongoing neurogenerative processes. The presence of a “smoldering disease” in the background that leads to progression independent of relapse activity (“PIRA”) was suggested by another large meta-analysis of clinical data in more than 35,000 MS patients (Lublin et al., 2022). PIRA was traditionally believed to be dominant driver of disease worsening in PMS and this was confirmed by this study as well. However, the study also found that approximately half of the disability accumulating in RMS patients were not related to relapse activity. This suggests that PIRA contributes half of the disability to disease progression in RMS in a mechanism other than relapse. In addition, this investigation found that many currently available drugs were able to delay or avoid disability associated with relapse activity but was unable to diminish the impact of PIRA. This confirms that PIRA presumably is caused by a process that is not addressed by currently used anti-inflammatory medications remains a high medical need.

Current Treatment Options

There are currently two main approaches to treating RMS. Some therapies, such as short-term corticosteroid medications, are used for treating relapses of MS symptoms. Other approaches are used as long-term treatments to reduce the number of relapses and prevent or slow down disability progression. The latter are referred to as disease-modifying therapies. We intend to develop vidofludimus calcium as a disease-modifying therapy for RMS.

The initial treatment options for RMS patients are often beta interferons (either as interferon beta-1a or interferon beta-1b) or glatiramer acetate, all of which are given by injection. For patients requiring more advanced treatment options, there are several oral medications, such as dimethyl fumarate, fingolimod, siponimod, teriflunomide, ozanimod or cladribine, and biologics, such as natalizumab, ocrelizumab, ublituximab, ofatumumab or alemtuzumab, approved for commercial use in MS in various countries. In addition, some of these drugs already have generic versions available in some countries and other drugs will become generic in the next years.

There is no specific guidance on which therapies or medications are used in which sequence of the MS disease course. Typically, treatments are escalated over time, considering:

•Level and progression of MS disease activity (relapse(s), disability worsening, MRI lesions),
•Risks of long-term immunosuppression,
•Patient preferences or risks perceptions, and
•Safety/tolerability aspects.

Many drugs approved for patients with RMS work through anti-inflammatory mechanisms by suppressing the immune system, either broadly or by targeting classes of immune cells, altering how the immune system functions and fights certain infections. As a result, people who take these therapies are at higher risk for John Cunningham virus infection or re-activation, which is believed to be the cause of a rare and often lethal viral disease of the brain called progressive multifocal leukoencephalopathy ("PML"). To date, occurrences of PML have been reported in individuals with RMS treated with natalizumab, ocrelizumab, dimethyl fumarate and fingolimod. No case of PML has yet been reported for the DHODH inhibitor teriflunomide, which has been one of the key differentiators of teriflunomide from other disease-modifying therapies in RMS. The active moiety of vidofludimus calcium has also shown direct antiviral effects in several models of virus-infected cells, which we believe is caused by DHODH inhibition. Subject to further clinical trials, we believe that could be an important potential differentiator against other drug classes in RMS.

Current Development Plan and Clinical Studies

Depending on the results of our ongoing clinical trials, we believe that vidofludimus calcium has the potential to demonstrate medically important advantages versus other treatments, due to its safety profile and its anti-inflammatory, anti-viral and neuroprotective properties observed-to-date. Vidofludimus calcium could provide MS patients with a distinctive therapy that is uniquely matched to the biological drivers of MS. In clinical trials, to date, it has shown data indicating:

•A targeted effect on hyperactive immune cells without suppression of normal immune function.
•Robust MRI lesion suppression by vidofludimus calcium, comparing favorably to other medications commercially available for RMS.
•Improved rates of confirmed disability worsening.
•A robust decrease in serum NfL, a biomarker for axonal damage, providing evidence of vidofludimus calcium’s potential neuroprotective activity.
•A potent interaction with a yet-to-be-disclosed protein target, which is involved in protection of relevant neurons from cell death.
•A very low discontinuation rate for vidofludimus calcium-treated RMS patients, substantially below placebo, which indicates an encouraging combination of tolerability and efficacy as well as maintenance of normal quality-of-life.
•Absence of hepatotoxicity signals and other relevant adverse events leading to discontinuations, which distinguishes vidofludimus calcium from other oral RMS treatments.
•The broad spectrum antiviral effect of vidofludimus calcium may support lowering the rate of viral infections and reactivations, including EBV reactivation, potentially resulting in slowing potential EBV-related neurodegenerative processes.

Phase 2 Clinical Trial of Vidofludimus Calcium in RRMS (EMPhASIS Trial)

Our Phase 2 EMPhASIS trial of vidofludimus calcium in RRMS consisted of two cohorts: The full data set of Cohort 1, which evaluated efficacy and safety of 30 mg or 45 mg once daily vidofludimus calcium compared to placebo, was published by us in August and September 2020, respectively. The Cohort 1 results were subsequently published in the peer reviewed journal, Annals of Clinical and Translational Neurology (Fox et al., 2022). Cohort 2, which evaluated efficacy and safety of 10 mg once daily vidofludimus calcium compared to placebo, was also published by us.

On August 2, 2020, we announced positive top-line data from our Phase 2 EMPhASIS trial of vidofludimus calcium in patients with RRMS. The trial achieved statistical significance on all primary and key secondary endpoints, indicating activity in RRMS patients. In particular, the trial met its primary endpoint, demonstrating a statistically significant reduction in the cumulative number of combined unique active (“CUA”) MRI lesions up to week 24 in patients receiving 45 mg of vidofludimus calcium once daily, by 62% (p=0.0002), as compared to placebo. The trial also met its key secondary endpoint, showing a statistically significant reduction in the cumulative number of CUA MRI lesions for the 30 mg once daily dose by 70% (p<0.0001), as compared to placebo. On September 11, 2020, we published the full unblinded clinical data set from our Phase 2 EMPhASIS trial of vidofludimus calcium in patients with RRMS. The data confirmed and expanded on the previously announced top-line results.

On April 15, 2021, we announced interim data from Cohort 2 after 59 randomized patients completed week 12 MRI assessments. We concluded from this data, along with previously published data from Cohort 1, that 30 mg once daily vidofludimus calcium is the most appropriate anti-inflammatory dose for Phase 3 clinical trials in patients with RMS.

Final data from Cohort 2 showed that the anti-inflammatory effects of vidofludimus calcium at the 10 mg dose were observed to be lower (13% reduction of gadolinium-enhancing MRI lesions up to 24 weeks, as compared to placebo) than those found with the 30 mg vidofludimus calcium dose in the pooled Cohort 1 and 2 data (78% reduction), providing further support for the selection of 30 mg dosing in the ongoing ENSURE trials in RMS. Final Cohort 2 data also provided evidence of dose-proportional neuroprotective activity. For instance, the highest decrease of the biomarker serum NfL was observed with the 45 mg dose of vidofludimus calcium versus placebo (-26.0% median of differences between percentage change of serum neurofilament, Hodges-Lehmann estimation), a substantial decrease was seen with the 30 mg dose (-18.0%), while the smallest decrease was observed with the 10 mg dose of Cohort 2 (-9.0%). The 10 mg group in Cohort 2 also showed a signal with respect to improvement in EDSS, consistent with those signals seen with the higher doses in Cohort 1, although all of these early signals need to be confirmed in a larger patient population with longer follow-up periods. Taken together, these last two observations suggest that higher doses, such as 45 mg vidofludimus calcium, may be preferred doses for clinical trials in which neuroprotective effects are the main mechanism for improvement, such as in PMS.

While Cohort 1 blinded treatment was completed right before the COVID-19 pandemic started, final Cohort 2 data provide additional evidence that ongoing vidofludimus calcium treatment may reduce the risk of COVID-19 infections, presumably related to its known antiviral activity. In the entire Cohort 2 population of 59 patients, who were enrolled during pandemic conditions, incidental COVID-19 infections in the active treatment group were less frequent (8.5%, n=4/47) than in the placebo group (25.0%, n=3/12). Additionally, we obtained preclinical data underlining that vidofludimus calcium shows potent anti-EBV activity. We also confirmed that vidofludimus calcium can be detected to a noteworthy degree in the cerebrospinal fluid of animals, after oral dosing. We believe that this finding suggests that vidofludimus calcium may be able to act directly within the CNS.

On November 17, 2022, we reported newly available data from the EMPhASIS trial. The trial includes an optional long-term OLE phase running up to 9.5 years. An interim analysis was performed with data extraction in October 2022, when 209 patients remained on treatment in the OLE phase, some of whom have already received more than 180 continuous weeks (approximately four years) of active treatment with vidofludimus calcium. Long-term open-label treatment with vidofludimus calcium was associated with a low rate of confirmed disability worsening over time, comparing favorably to historical trial data for currently available MS medications. During the 24-week double-blind main treatment period, 12-week and 24-week Confirmed Disability Worsening (“12w/24wCDW”) events occurred in 1.6% of subjects in the combined vidofludimus calcium treatment arms as compared to 3.7% in the placebo group. In the OLE phase, the proportion of patients free from 12wCDW was 97.6% after 48 weeks and 94.5% after 96 weeks of vidofludimus calcium treatment as compared to the start of the OLE phase. Similar results were observed for 24wCDW and sustained CDW. The OLE phase also showed low relapse activity.

Further information regarding our EMPhASIS trial in RRMS can be found on ClinicalTrials.gov under the identifier NCT03846219.

Phase 3 Program of Vidofludimus Calcium in RMS (ENSURE-1 and ENSURE-2 Trials)

On July 1, 2021, we announced U.S. Food and Drug Administration (“FDA”) clearance of our Investigational New Drug (“IND”) application for the Phase 3 ENSURE program of vidofludimus calcium in patients with RMS. The ENSURE program comprises two identical multicenter, randomized, double-blind Phase 3 clinical trials designed to evaluate the efficacy, safety, and tolerability of vidofludimus calcium versus placebo in RMS patients. Based on vidofludimus calcium’s highly significant activity in preventing lesion formation in our Phase 2 EMPhASIS trial in RMS, the strong and consistent correlation observed between lesion formation and clinical relapse in third-party clinical trials, and the drug’s robust safety profile, to date, we believe that this Phase 3 program should provide a straightforward path towards potential regulatory approval of vidofludimus calcium in RMS.

Each of the identical twin Phase 3 clinical trials, titled ENSURE-1 and ENSURE-2, is expected to enroll approximately 1,050 adult patients with active RMS at more than 100 sites in more than 15 countries, including the United States, India and countries in Latin America, Central and Eastern Europe. Patients will be randomized in a double-blinded fashion to either 30 mg daily doses of vidofludimus calcium or placebo and the primary endpoint for both clinical trials is time to first relapse up to 72 weeks. Key secondary endpoints include volume of new T2-lesions, time to confirmed disability progression, time to sustained clinically relevant changes in cognition, and percentage of whole brain volume change. With regard to the disability progression endpoint, the ENSURE program will apply a pooled analysis of confirmed disability worsening across both clinical trials.

The ENSURE trials are being run concurrently. The first patient in ENSURE-1 was enrolled in November 2021. The first patient in ENSURE-2 was enrolled in January 2022. An interim analysis to assess event rates is planned to occur after approximately half of the relapse events have occurred in the double-blind treatment periods. This analysis is intended to inform potential sample size adjustment and help ensure that final study readout is not planned to occur before sufficient events have been achieved. This interim analysis will also allow for a non-binding futility analysis. We currently expect to report data from the interim analysis of the ENSURE program in late 2024 and to read-out the first of the ENSURE trials end of 2025.

Further information regarding our ENSURE program in RMS can be found on ClinicalTrials.gov under the identifiers NCT05134441 (ENSURE-1) and NCT05201638 (ENSURE-2), respectively.

The execution of clinical Phase 3 clinical trials usually requires the use of a commercial formulation of the investigational drug manufactured at commercially usable quantities. Manufactures under contract with us have developed and produced a formulation of vidofludimus calcium which would allow commercially usable production batches. A Phase 1 bioequivalence study between the previous and the new formulation of vidofludimus calcium was completed and showed bioequivalence regarding drug exposure curve in blood plasma (area under the curve). A confirmatory relative bioavailability and food effect study demonstrated a high bioavailability of tablets as compared to a drinking solution and confirmed the in vitro finding of a complete and fast dissolution profile in human subjects. No food effect on the uptake or elimination of vidofludimus calcium after administration of the tablets was observed.

Additional investigations regarding metabolite characterization, metabolic modeling and potential drug-drug interactions, as well as other activities relating to clinical pharmacology are either ongoing or planned in anticipation for presentation to regulatory authorities.

Discussions on a pediatric development plan in pediatric-onset MS have been initiated with the FDA , based on a proposal developed with clinical and regulatory advisors.

Phase 2 Clinical Trial of Vidofludimus Calcium in PMS (CALLIPER Trial)

On July 1, 2021, we announced that the FDA also cleared our separate IND application for the supportive Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. The first patient was enrolled in September 2021. Our current expectation is to report data from the interim analysis of the CALLIPER trial in the second half of 2023 and to read-out top-line data at the end of 2024.

The multicenter, randomized, double-blind, placebo-controlled Phase 2 CALLIPER trial of vidofludimus calcium is expected to enroll approximately 450 patients with PMS at more than 70 sites in North America, Western, Central and Eastern Europe with patients randomized to either 45 mg daily doses of vidofludimus calcium or placebo in a double-blinded fashion. The trial’s primary endpoint is the annualized rate of percent brain volume change up to 120 weeks. Key secondary endpoints include the annualized rate of change in whole brain atrophy and time to 24-week confirmed disability progression based on EDSS which may further support disability data from the ENSURE trials.

An interim analysis comprising an unblinded analysis of serum NfL and GFAP is planned to occur once approximately half of the enrolled patients have completed 24 weeks of treatment. NfL and GFAP have been shown in third-party research to consistently correlate with disease activity in neurodegenerative disorders and have become two of the most important serum biomarkers for axonal damage over the past few years. As previously reported, results of the Phase 2 EMPhASIS trial of vidofludimus calcium in RRMS showed a robust decrease in serum NfL at 24 weeks (-17.0% for 30 mg and -20.5% for 45 mg), as compared to baseline values, while the patients on placebo experienced a 6.5% increase in serum NfL over the same period.

The Phase 2 CALLIPER trial is intended to run concurrently with and to complement the Phase 3 program in RMS. In particular, CALLIPER is focused on progressive forms of MS and is designed to corroborate vidofludimus calcium’s neuroprotective potential, as exemplified by slowing of brain atrophy and delay in disability worsening. Neurodegeneration is a key concern in both PMS and RMS, since axonal and neural damage is responsible for the increasing and often severe disability experienced by patients. We believe that, if the CALLIPER trial is successful in showing a beneficial effect of vidofludimus calcium, this data, along with the ENSURE program and vidofludimus calcium’s strong safety and tolerability profile, may allow for a meaningful clinical differentiation of vidofludimus calcium from other MS medications and potentially attractive commercial positioning. Although a supportive trial, we do not believe that data from the CALLIPER trial are a pre-condition for filing an NDA in RMS. Additional clinical studies and the potential regulatory path forward specific to the treatment of PMS will be informed by the results of the CALLIPER trial and will be further assessed accordingly.

Further information regarding our CALLIPER trial in PMS can be found on ClinicalTrials.gov under the identifier NCT05054140.

Indication: Ulcerative Colitis

Phase 2 Clinical Trial of Vidofludimus Calcium in UC (CALDOSE-1 Trial)

The CALDOSE-1 trial of vidofludimus calcium in moderate-to-severe UC was a Phase 2b, dose-finding, multicenter, double-blind, placebo-controlled study including a blinded induction and maintenance phase, with double randomization (initial randomization for induction and second randomization for maintenance). CALDOSE-1 was conducted at more than 100 sites in 19 countries, including the United States and Western, Central and Eastern Europe. The primary endpoint comprised a composite of patient-reported outcome and endoscopy-assessed outcome, both evaluated following ten weeks of induction treatment with vidofludimus calcium or placebo. We have an active IND application for vidofludimus calcium in UC with the FDA.

On June 2, 2022, we reported top-line data from our Phase 2 CALDOSE-1 trial of vidofludimus calcium in patients with moderate-to-severe UC. The trial did not achieve the primary endpoint of clinical remission for the pooled 30 and 45 mg/day active dose groups of vidofludimus calcium versus placebo at week 10. In addition, no meaningful differences were observed between the three active dose groups for the overall intent-to-treat patient population (10 mg/day: 14.9%, 30 mg/day: 10.6%, 45 mg/day: 13.6%, placebo: 12.5%) or for the trial’s other secondary endpoints, including symptomatic remission, or endoscopic healing.

Consistent with prior data sets in other patient populations, administration of vidofludimus calcium in this clinical trial was observed to be safe and well-tolerated. No new safety signals were observed. As compared to placebo, there were no increased rates of infections and infestations, no elevated rates of liver events or liver enzyme elevations, and no elevated rates for changes in hematology-related laboratory variables. The most common adverse events in this clinical trial were anemia (15/263 patients, 5.7%), headache (9/263 patients, 3.4%) and COVID-19 (7/263 patients, 2.7%). Most adverse events were generally mild in severity.

As is common for the design of clinical trials in UC, the use of oral systemic corticosteroids (≤20 mg/day prednisolone equivalent) was allowed in CALDOSE-1 in patients who had been treated with corticosteroids for at least four weeks before randomization. Doses of corticosteroids were required to be kept constant throughout the induction phase (weaning was not allowed in this phase of the clinical trial), and the distribution of patients using corticosteroids was equal throughout all treatment groups. Surprisingly, CALDOSE-1 data suggest a previously unknown treatment interference between the efficacy of vidofludimus calcium and the concurrent use of corticosteroids in the UC patient population. More specifically, the non-steroid patient population showed an 11.4% advantage in clinical remission for vidofludimus calcium over placebo (pooled vidofludimus calcium treatment groups at week 10: 14.7%, placebo: 3.3%). Such a difference in clinical remission between active treatment and placebo would traditionally be considered as confirming therapeutic activity. In contrast, patients concomitantly taking vidofludimus calcium and corticosteroids during induction treatment had a lower rate of clinical remission at week 10 (11.5%) than placebo patients (20.6%) and also lower than the group of vidofludimus calcium monotherapy without concurrent use of steroids (14.7%). This treatment interference between vidofludimus calcium and corticosteroids was not expected based on our analysis of currently available preclinical or clinical data.

Based on these results, we announced that our development programs in the IBD indications will not be continued without a partner.

Further information regarding our CALDOSE-1 trial in UC can be found on ClinicalTrials.gov under the identifier NCT03341962.

Indication: Crohn’s Disease

Based on the results of the Phase 2 CALDOSE-1 trial in UC, we announced that our development programs in the IBD indications will not be continued without a partner.

Indication: Primary Sclerosing Cholangitis

Phase 2 Clinical Trial of Vidofludimus Calcium in Primary Sclerosing Cholangitis

We had previously entered into a collaboration with investigators at the Mayo Clinic to explore the use of vidofludimus calcium in Primary Sclerosing Cholangitis (“PSC”). An investigator-sponsored proof-of-concept clinical trial of vidofludimus calcium in PSC, for which we provided the study medication, was conducted at the Mayo Clinic in Arizona and Minnesota, both of which are tertiary referral centers for PSC patients. The study was led by Elizabeth Carey, M.D., Professor of Medicine, Division of Gastroenterology and Hepatology, Department of Internal Medicine, Mayo Clinic, who had received Investigator IND approval from the FDA and had been granted Institutional Review Board ("IRB") approval to conduct the study. The study was supported by a grant from the National Institutes of Health (“NIH”).

The study planned to enroll 30 patients with PSC, aged 18 to 75 years, who received 30 mg of vidofludimus calcium once daily for a period of 24 weeks. Enrollment for the study took place between July 2019 and September 2020, but almost all enrollment occurred in 2019 and early 2020. During the COVID-19 pandemic, which began in early 2020, recruitment for this study was hampered, as patients with PSC are at a high risk of COVID-19 infections and were advised to avoid travel and unnecessary social contacts such as those required to participate in a clinical trial. Together with the investigators, we determined to readout data of the 18 patients who were enrolled prior to the COVID-19 pandemic. The ongoing pandemic situation also triggered the principal investigator’s decision to terminate the study in late 2020, before the intended recruitment goal of 30 patients was reached.

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

The primary objective of this study was to determine whether vidofludimus calcium reduces serum alkaline phosphatase (“ALP”) in adult patients diagnosed with PSC. The main analysis for the primary objective was whether patients could achieve a reduction of ALP at week 24 which is greater or equal to 25%, as compared to baseline, with an aspartate aminotransferase (“AST”) increase at week 24 of no more than 33%, as compared to baseline. This positive primary outcome was achieved by 3 of 11 patients in the PP population (27.3%, 95% CI: 6-61%). By virtue of inclusion criteria, patients at baseline had to have an elevated ALP value of at least 1.5 times the upper limit of normal. In addition, time from baseline was calculated as a continuous variable and treated as the primary predictor using a random intercept model which was adjusted for age at baseline and gender. For this longitudinal analysis of ALP from baseline to week 24 in the PP population, the ALP value statistically significantly (p=0.041) decreased by an average of 5.76 IU/L every 30 days (95% CI: -11.29, -0.23; statistical model). The time trend was not statistically significant in the ITT analysis (p=0.578) due to missing data following the high rate of treatment discontinuations during the COVID-19 pandemic. A consistent individual pattern of a stable decrease in ALP values was observed in the PP population between baseline and week 24, without any single patient showing an increase of more than 20% of ALP.

Secondary objectives were to investigate the liver biochemistry parameters, levels of AST and ALT, and total/direct/indirect bilirubin, as well as the concentrations of proinflammatory cytokines, as compared to baseline. The longitudinal analysis of both AST and ALT as well as total, direct and indirect bilirubin values showed a stable pattern in the PP population with no statistically significant change over time and the confidence interval to include the no-change scenario (AST: average 30 day change 1.22 IU/L, 95% CI: -0.53, 2.97, p=0.170; ALT: average 30 day change 0.85 IU/L, 95% CI -1.46, 3.15, p=0.467, total bilirubin: average 30 day change 0.00 mg/dL, 95% CI -0.01, 0.02, p=0.561, direct bilirubin: average 30 day change 0.00 mg/dL, 95% CI -0.01, 0.01, p=0.861, indirect bilirubin: average 30 day change 0.00 mg/dL, 95% CI -0.01, 0.01, p=0.556). Similar results were found in the ITT population. In addition, a decrease in the Ulcerative Colitis Clinical Score was observed in evaluated patients, although the number of assessed patients was limited. The study also found that vidofludimus calcium is a safe and well-tolerated oral drug for PSC patients and treatment-emergent adverse events were rare and generally mild.

We decided not to continue the development of vidofludimus calcium in PSC.

Further information regarding the investigator-sponsored PSC study can be found on ClinicalTrials.gov under the identifier NCT03722576.

Indication: COVID-19

A publication from scientists in Wuhan, China (Xiong et al., 2020) had shown promising activity of DHODH inhibitors against SARS-CoV-2 in in vitro cellular studies. On April 21, 2020, we announced that vidofludimus calcium had successfully demonstrated preclinical activity against SARS-CoV-2. Specifically, vidofludimus calcium was observed to inhibit replication of clinical isolates of SARS-CoV-2 associated with COVID-19. In cellular assays, vidofludimus calcium demonstrated this antiviral activity at concentrations which are well below the blood concentrations associated with vidofludimus calcium dosing regimens studied in ongoing and previous clinical trials.

Phase 2 Clinical Trial of Vidofludimus Calcium in Moderate COVID-19 (CALVID-1 Trial)

The CALVID-1 trial was a prospective, multicenter, randomized, placebo-controlled, double-blind clinical trial in hospitalized patients with moderate COVID-19, designed to evaluate efficacy, safety and tolerability of vidofludimus calcium. The aim of the CALVID-1 trial was to investigate vidofludimus calcium as an oral treatment option for COVID-19 and to support potential use of vidofludimus calcium as a treatment for current and potential future viral pandemic threats. Patients were enrolled at 20 sites in eleven countries, including the United States, Germany, and a range of other European countries. Patients were randomized to receive either 22.5 mg of vidofludimus calcium twice daily (45 mg/day), or placebo twice daily, for 14 consecutive days. Patients in both arms were also eligible to receive investigator’s choice of standard-of-care therapy throughout the duration of the study. Inclusion criteria called for hospitalized adult patients with a confirmed SARS-CoV-2 infection fulfilling clinical status category 3 or 4, as assessed with the nine-category ordinal scale proposed by the World Health Organization (“WHO”) COVID-19 Therapeutic Trial Synopsis, as well as certain additional clinical and laboratory criteria.

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

The results of the CALVID-1 trial have been published in the peer reviewed journal, Infectious Diseases and Therapy (Vehreschild et al., 2022). The paper, authored by the principal investigator of one of the clinical sites participating in the study, Prof. Maria Vehreschild, M.D., Head of Infectious Diseases at University Hospital Frankfurt, is entitled, “Safety and Efficacy of Vidofludimus Calcium in Patients Hospitalized with COVID-19: A Double-Blind, Randomized, Placebo-Controlled, Phase 2 Trial.”

Further information regarding our CALVID-1 trial in COVID-19 can be found on ClinicalTrials.gov under the identifier NCT04379271.

The CALVID-1 trial was able to highlight important differentiators of vidofludimus calcium as compared to existing medications in MS. Many other immunomodulatory drugs commercially used provide a beneficial effect on the disease but are also known to have a higher rate of virus reactivations as adverse drug reactions. For example, drugs approved for MS have shown the rare but clinically very important side effect of PML which is highly lethal and caused by a virus reactivation and infection of the brain tissue. Vidofludimus calcium has not shown an increased rate of infections and infestations, as compared to placebo, in the CALVID-1 trial. The same finding was already observed in other controlled clinical trials of vidofludimus calcium. We believe that both the underlying selectivity of DHODH inhibition on the immune system and the broad antiviral properties of vidofludimus calcium contribute to these findings.

The results of the CALVID-1 trial also corroborate the broad antiviral activity of vidofludimus calcium, already known from previous in vitro testing in a range of different virus families. We believe that these results support the ability of a host-cell directed antiviral mechanism of vidofludimus calcium to provide antiviral activities largely independent of mutational variants. We will continue to explore the broad antiviral properties of vidofludimus calcium, including testing its combination potential with other drugs in further in vitro and in vivo preclinical studies. In other clinically important virus diseases, such as hepatitis or acquired immunodeficiency syndrome (“AIDS”), combination treatments are already the mainstay of therapy, whereas monotherapy was found to be inferior to such combinations. This additional research will enable us to explore the potential of vidofludimus calcium to target preparedness for potential future pandemics and for clinically important and underserved viral diseases.

Investigator-Sponsored Phase 2 Trial of Vidofludimus Calcium in Combination with Oseltamivir in Moderate-to- Severe COVID-19 (IONIC Trial)

On July 27, 2020, we announced enrollment of the first patients in an investigator-sponsored Phase 2 trial of vidofludimus calcium for the treatment of patients with moderate-to-severe COVID-19. On June 23, 2022, sponsor and lead site, University Hospitals Coventry and Warwickshire NHS Trust, London, United Kingdom, informed us that the IONIC trial is being closed down. Recruitment for the trial ended on May 20, 2022 and the last patient follow-up occurred in September 2022. On September 29, 2022, we were informed that the sponsor submitted the end of trial declaration. The trial was a prospective, randomized, parallel-group, open-label Phase 2b trial, designed to evaluate efficacy and safety of vidofludimus calcium in combination with the neuraminidase inhibitor, Oseltamivir (TamifluⓇ), in approximately 120 adult patients with moderate to severe COVID-19.

Further information regarding the IONIC trial in COVID-19 can be found on ClinicalTrials.gov under the identifier NCT04516915.

Vidofludimus Calcium Registration Plan

All of our drug development candidates require approval from the FDA (for the United States), European Medicines Agency (“EMA”, for the European Union) and other national competent authorities (for any other territory) before they can be marketed for sale in the applicable jurisdiction. The activities required before drugs or biologics may be marketed in the United States include:

•preclinical laboratory tests, in vitro and in vivo preclinical studies and formulation and stability studies;
•the submission to the FDA of an investigational new drug application for human clinical testing, which is known as an IND;
•adequate and well-controlled human clinical trials to demonstrate the safety and effectiveness of the drug;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice (“cGMP”), requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•the submission to the FDA of a new drug application, which is known as an NDA, for a drug; and
•the approval by the FDA of an NDA.

The FDA reviews all available data relating to safety, efficacy and quality and assesses the risk/benefit profile of a product candidate before granting approval. The data assessed by the FDA in reviewing an NDA includes preclinical testing data, including animal data, chemistry manufacturing and controls (“CMC”) data, PK, PD and drug-drug interaction data, and human clinical safety and efficacy data. Moreover, an agreement for a pediatric development plan (“PSP”) is required to be achieved with the FDA prior to NDA submission.

Future human clinical testing and marketing outside the United States will be subject to foreign regulatory requirements. These requirements vary by jurisdiction, may differ from those in the United States and may require us to perform additional preclinical or clinical testing regardless of whether FDA approval has been obtained. The amount of time required to obtain necessary approvals from foreign regulatory agencies may be longer or shorter than that required for FDA approval. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required.

We have an ongoing Phase 3 program for vidofludimus calcium in RMS and an ongoing Phase 2 clinical trial for vidofludimus calcium in PMS. For our lead indication RMS, marketing approval would require completion of two successful, well-controlled Phase 3 clinical trials. Completing such clinical trials would require substantial financial and resource investments and may take several years to complete. In parallel, additional preclinical and clinical investigations need to be conducted in preparation for filing applications for regulatory approval, including additional pharmacological studies in special populations or drug-drug interaction studies. There are also additional steps required to develop and validate large-scale manufacturing capabilities as well as manufacturing controls.

Vidofludimus Calcium Manufacturing and Formulation

Vidofludimus calcium is provided as a white, uncoated immediate release tablet. Dose strengths for clinical trials are 5 mg, 15 mg, 22.5 mg, 30 mg and 45 mg, compared with placebo. The tablets are packaged in polyethylene bottles. Vidofludimus calcium has been synthesized in several batches of approximately 80 kg each of active pharmaceutical ingredient (“API”) and a drug product batch size of 500,000 tablets has been produced by manufacturers under contract with us. Our existing manufacturers have the capacity for manufacturing of up to several million units annually.

Vidofludimus Calcium Intellectual Property, Licenses and Royalties

Vidofludimus calcium is covered by several layers of patents and applications, all either granted or filed in the United States, the European Union and other territories. One layer of applications was filed to cover vidofludimus calcium’s active ingredient, the calcium salt of vidofludimus. These applications are granted in some jurisdictions and cover vidofludimus calcium until 2031, and U.S. Patent Term Extension (“PTE”) and/or European Supplementary Protection Certificates (“SPC”) could provide prolonged protection from generic entry up to 2036, depending on NDA submission time and IND filing in the United States and analogous filings in the European Union. Another layer consists of patent applications filed in early 2018 and directed to composition of matter of a newly-identified, specific polymorph of vidofludimus calcium and a related method of production of the clinical material for vidofludimus calcium, which is now the active ingredient of the currently used vidofludimus calcium formulation. This patent would offer exclusivity until 2039. In addition, a patent application covering the dosing scheme currently used with vidofludimus calcium was filed in 2017. This patent would cover all salt and free acid forms and offers the link between the expected label and respective patent claims. If issued, this patent could extend patent protection for vidofludimus calcium to 2038. Finally, an MS-specific patent application was filed in 2021 which would protect the dose strengths used for RMS and PMS until 2042. On top of the patent exclusivity, vidofludimus calcium as a new chemical entity will receive regulatory protection, which likely leads to five years plus a potential 30 months extension protection in the United States and eight plus two years protection in Europe. Further undisclosed patents dedicated to strengthen the exclusivity period for vidofludimus calcium and other forms of vidofludimus have been submitted or are planned to be submitted.

Vidofludimus calcium and izumerogant were acquired in a transaction with 4SC in September 2016. We have subsequently submitted additional patent applications for independently developed intellectual property relating to each of vidofludimus calcium and izumerogant. On March 31, 2021, our German subsidiary, Immunic AG, and 4SC entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of a 4.4% royalty on net sales for $17.25 million. The payment was made 50% in cash and 50% in shares of our common stock.

Izumerogant (IMU-935): Targeting RORγt and Th17

Izumerogant is a highly potent and selective inverse agonist of a transcription factor called RORγ/RORγt. The nuclear receptor RORγt is believed to be the main driver for the differentiation of Th17 cells and the release of cytokines involved in various inflammatory and autoimmune diseases. The target RORγt (RORC) has three known main functions in T cells: (i) it is a key regulator of Th17 cell differentiation, (ii) it is the crucial transcription factor for the genes encoding IL-17A and IL-17F, and (iii) it drives normal thymocyte maturation. We believe this target is an attractive potential alternative to approaches acting on IL-23, the IL-17 receptor and directly on IL-17.

Preclinical results confirm that izumerogant is a highly potent and selective inverse agonist of RORγt with an IC50 (the concentration of drug that inhibits 50% of the activity of the target) of around 24 nM in reporter assays and 20 nM in a microscale thermophoresis (“MST”) binding assay to the protein. The resulting effect of RORγt inhibition by izumerogant in vitro on IL-17A, IL-17F and IFNγ cytokine release from stimulated human lymphocytes is in the low single-digit nanomolar range, showing IC90 levels of 5-6 nM. Furthermore, izumerogant potently inhibits Th17 differentiation and has demonstrated dose dependent activity in several cellular test systems and in vivo in psoriasis/IL-17, graft versus host disease, experimental autoimmune encephalomyelitis (“EAE”) and IBD animal models.

One of the potential risks of drugs targeting RORγt was identified in prior research suggesting that RORγt knockout or inhibition impacts Th17 differentiation, IL-17 transcription and thymocyte maturation to the same extent. More recent research published in Nature Immunology (He et al., 2017) suggests that these functions are differentially mediated by small structural changes of the RORγt protein impacting the interaction with co-factors and other proteins.

Preclinical experiments indicated that izumerogant leads to a potent inhibition of Th17 differentiation, inhibition of cytokine secretion, and induction of regulatory T cells. Importantly, izumerogant did not affect thymocyte maturation, one of the important physiological functions that should be maintained. Based on these preclinical data and the selectivity of the effect maintaining important physiological functions while providing the desired anti-Th17 effect, we believe that izumerogant has potential to be a first-and-best-in-class therapy for various autoimmune diseases. Newly obtained data from acute and chronic treatment of mice corroborated in vivo that izumerogant is the first molecule observed to impact neither thymus size, thymocyte numbers, nor the maturation status of thymocytes, in contrast to two other known inhibitors of RORγt.

The preclinical effect of targeting RORγt has been demonstrated in several preclinical experiments of competing RORγt modulators. Some molecules progressed to clinical stage. However, to our knowledge, izumerogant is currently the only product candidate in active clinical development.

IMU-935 recently received the proposed International Nonproprietary Name (“INN”), izumerogant, from the WHO.

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

Psoriasis is one of the most common chronic inflammatory skin diseases affecting 2% to 4% of the population in Western countries (Di Meglio et al., 2014; Armstrong et al., 2022). The prevalence rates are influenced by age, geographic location, and genetic background (Chandran and Raychaudhuri, 2010). Psoriasis is considered equally prevalent between genders and can occur at any age. However, there seems to be a bimodal distribution of the age of disease onset, with a first peak occurring during the teen years. Approximately 40% of patients first experience the disease before the age of 20, and approximately 10% of cases occur before the age of ten. A second peak has been reported in patients who are in their mid-50s (DRG, Psoriasis: Disease Landscape & Forecast 2022).

Current Treatment Options

Current treatments for patients with psoriasis include topical therapies, oral therapies and biologics. Topical therapies, such as corticosteroids and vitamin D3 analogues, reduce inflammation, which slows the proliferation of keratinocytes and reduces itching. Oral therapies, such as methotrexate, cyclosporine, apremilast and deucravacitinib, target anti-inflammatory processes. Biologics block proteins produced by keratinocytes, dendritic cells, Th17 lymphocytes or other immune cells. Examples of biologics include anti-TNFα therapies, such as infliximab, etanercept and adalimumab. Monoclonal antibodies, such as secukinumab, ixekizumab and brodalumab, have been developed to target the pro-inflammatory cytokine IL-17. Anti-IL-23 agents, such as risankizumab, guselkumab and tildrakizumab, are further treatment options. Of note, therapies targeting the IL-17/IL-23 axis have largely revolutionized the treatment of patients with moderate to severe psoriasis as they have achieved highly successful skin clearance rates.

We intend to develop izumerogant as an oral and more convenient treatment option for patients with moderate to severe psoriasis with a mechanism of action and efficacy that more broadly addresses the pathophysiology of psoriasis as compared to IL-17 antibodies.

Indication: Castration-Resistant Prostate Cancer

Diagnosis and Prevalence

Castration-resistant prostate cancer (“CRPC”) is a form of advanced prostate cancer and defined by disease progression despite androgen depletion therapy and may present as either a continuous rise in serum prostate-specific antigen (“PSA”) levels, the progression of pre-existing disease, and/or the appearance of new metastases (Saad et al., 2010). With an estimated almost 1.4 million new cases and 375,000 deaths worldwide, prostate cancer was the second most frequent cancer and the fifth leading cause of cancer death among men in 2020 (Sung H et al., 2021).

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

Current Treatment Options and Unmet Need

While docetaxel is still considered a reference chemotherapy for patients with CRPC, cabazitaxel, abiraterone acetate and enzalutamide are commonly prescribed for the majority of patients with CRPC based on the ability to improve overall survival in men who progress after docetaxel. However, de novo and acquired resistance to these therapies seem to be inevitable, meaning that almost all show disease progression despite treatment with these agents (Chopra S and Rashid P, 2015).

On July 12, 2021, we presented new preclinical data highlighting izumerogant's therapeutic potential in CRPC. Third-party studies have shown that RORγ plays an important pro-tumor role by driving expression of the AR, leading to tumor growth. AR has been shown to be mutated in a constitutively active form called AR-V7 in 18% of untreated patients and up to 95% of patients treated with abiraterone acetate and enzalutamide. This mutation leads to resistance of AR-axis-targeted therapies and is associated with poor outcomes of progression free survival and overall survival for patients on AR-axis-targeted therapies (Sciarra et al., 2019). In preclinical studies, izumerogant was observed to inhibit the expression of mutated AR-V7, and the tumor growth of prostate cancer cell lines in vitro. We believe izumerogant's potency in inhibiting tumorigenesis-promoting IL-17 and Th17 cells in vitro may result in further antitumoral activity in humans.

Current Development Plan and Clinical Studies

We are currently performing a Phase 1 clinical trial with izumerogant through our Australian subsidiary. We believe that this development approach could accelerate the program due to certain unique regulatory requirements and processes in Australia. In the third quarter of 2019, our Australian subsidiary received clearance from the Bellberry Human Research Ethics Committee in Australia to begin Phase 1 clinical trials of izumerogant under the Clinical Trial Notification scheme of the Australian Therapeutic Goods Administration.

The Phase 1 clinical trial of izumerogant is comprised of three parts:

Part A: Single Ascending Dose Part

The first part of the Phase 1 clinical trial was a single ascending dose, double-blind, placebo-controlled study of izumerogant in healthy human subjects. This part was designed to evaluate the drug’s safety and PK profile and also included the evaluation of food effects.

On December 14, 2021, we announced that unblinded data from the single ascending dose part of the ongoing Phase 1 clinical trial of a new powder-in-capsule formulation of izumerogant, in which healthy human subjects were treated with 100 mg, 200 mg, 300 mg and 400 mg of this new formulation or placebo, found these single ascending daily doses of izumerogant to be safe and well-tolerated, and no maximum tolerated dose was reached. No serious adverse events occurred. A dose-proportional PK profile was observed across the investigated dose range.

Part B: Multiple Ascending Dose Part

Following the single ascending dose part, we initiated a second portion of the Phase 1 clinical trial which was a multiple ascending dose, double-blind, placebo-controlled study in healthy human subjects with izumerogant given daily for 14 consecutive days. This part assessed the safety and PK properties of izumerogant.

On December 14, 2021, we also announced unblinded data from the multiple ascending dose part of the ongoing Phase 1 clinical trial, in which healthy human subjects were dosed for 14 days with 150 mg either once or twice daily doses of izumerogant or placebo, found these multiple ascending doses of izumerogant to be safe and well-tolerated, and no maximum tolerated dose was reached. Treatment emergent adverse events were generally mild in severity, with moderate treatment emergent adverse events reported in one of eleven izumerogant treated subjects, compared with one of four subjects on placebo. No serious adverse events were reported. No dose-dependent changes in laboratory values (including no effects on liver enzymes or in hematological parameters), vital signs or in electrocardiographic evaluations were found. PK analysis showed that stable steady-state plasma concentrations were achieved within the first week of dosing with an accumulation factor for izumerogant allowing predictable trough levels during daily dosing.

Part C: Psoriasis Patients

In light of the favorable safety and tolerability data observed in healthy human subjects, we announced on October 27, 2021 that we have initiated part C of the ongoing Phase 1 clinical trial, where moderate-to-severe psoriasis patients are randomized to 28-day treatment with izumerogant or placebo. Assessments include safety, tolerability, PK and PD markers, as well as skin evaluations.

On October 20, 2022, we announced the outcome of a pre-planned interim group-level data analysis of our Phase 1b clinical trial of izumerogant in patients with moderate-to-severe psoriasis. The pre-planned interim analysis revealed that the group averages for PASI reductions in the two active arms did not separate from placebo at four weeks. Although the active arms performed in line with expectations, based on similarly designed trials, the trial experienced a greater decrease than expected in PASI in the placebo arm. Administration of izumerogant and placebo in this trial were demonstrated to be safe and well-tolerated, and no new safety signals were observed. We plan to provide further updates and guidance on potential next steps for this development program towards the end of the first quarter of 2023.

Further information regarding our Phase 1 clinical trial can be found on anzctr.org.au under the registration number ACTRN12619001544167.

Phase 1 Clinical Trial of Izumerogant in mCRPC

Based on strong preclinical results, we have initiated an open-label Phase 1 dose-escalation trial in mCRPC designed to evaluate the safety and tolerability of increasing doses of izumerogant to establish the maximum tolerated dose and the recommended phase 2 dose. The trial’s Principal Investigator is Johann Sebastian de Bono, MD, PhD, Regius Professor of Cancer Research and Professor in Experimental Cancer Medicine, The Institute of Cancer Research, London, and The Royal Marsden NHS Foundation Trust, London, United Kingdom. The trial was approved by the Medicines and Healthcare products Regulatory Agency ("MHRA"), the Research Ethics Committee ("REC") and the Health Research Authority ("HRA") in the United Kingdom. The first patient was enrolled in December 2021.

The pre-planned dose escalation in the trial with dosing of up to 900 mg daily of izumerogant has been completed. Initial safety data available, to date, show a promising safety profile, with only benign adverse events and no dose limiting toxicities.

Further information regarding Immunic’s Phase 1 clinical trial in mCRPC can be found on ClinicalTrials.gov under the identifier NCT05124795.

Izumerogant (IMU-935) Manufacturing and Formulation

IM105935, the API of the izumerogant drug product, is a small molecule compound and is currently synthesized at up to 30 kg scale. Clinical trials are supplied with a powder-in-capsule formulation produced by manufacturers under contract with us.

Izumerogant (IMU-935) Intellectual Property, Licenses and Royalties

On February 2, 2022 the Company announced that it received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for patent application 16/644581, entitled, “IL-17 and IFN-gamma inhibition for the treatment of autoimmune diseases and chronic inflammation”. The company also received notice of allowance of patent application EP18762111.5 in Europe, and notice of grant of patent application 2018330633 in Australia. All three patents cover composition of matter of izumerogant and related formulations, and are expected to provide protection into at least 2038, without accounting for potential PTE in the United States or SPC in Europe, respectively.

Vidofludimus calcium and izumerogant were acquired in a transaction with 4SC in September 2016. We have subsequently submitted additional patent applications for independently developed intellectual property relating to each of vidofludimus calcium and izumerogant. On March 31, 2021, our German subsidiary, Immunic AG, and 4SC entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of a 4.4% royalty on net sales for $17.25 million. The payment was made 50% in cash and 50% in shares of our common stock.

IMU-856: Targeting Intestinal Barrier Function

IMU-856 is an orally available small molecule modulator that targets a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. We have not yet disclosed the molecular target for IMU-856 to the public. Based on preclinical data, we believe this compound may represent a unique treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, IBS-D and other intestinal barrier function associated diseases. We believe that, because IMU-856 has been shown in preclinical investigations to avoid suppression of immune cells, it may therefore have the potential to maintain immune surveillance for patients during therapy, which would be an important advantage versus immunosuppressive medications.

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

Indication: Celiac Disease

Diagnosis and Prevalence

Celiac disease is a multifactorial, complex autoimmune disease caused by an inappropriate immune reaction against a degradation product of gluten in genetically susceptible individuals. It is characterized by small intestinal epithelial injury, elevated intestinal permeability, and nutrient malabsorption. Celiac disease is estimated to affect 1 in 100 people, worldwide (Celiac Disease Foundation, 2022). In the United States, alone, it is estimated that 2.5 million people are undiagnosed and are, therefore, at risk for long-term health complications.

Celiac disease causes debilitating symptoms and serious medical complications. Many patients suffer from gastrointestinal symptoms such as diarrhea and have abnormal bowel epithelial lining (mucosal atrophy and crypt enlargement). Small bowel damage often leads to nutrient malabsorption that can result in a range of further clinical manifestations such as fatigue, anemia, osteopenia, weight loss, failure to thrive in children. In addition, extra-intestinal symptoms and systemic manifestations are often present, such as dermatitis, infertility, or neurological and skeletal disorders. Patients with persistent villous atrophy show an increased risk of lymphoproliferative malignancy. The intestinal epithelia barrier, physiologically impermeable to macromolecules such as gliadin, is recognized to play an important role in the pathogenesis of celiac disease.

Current Treatment Options

There is currently no known cure or treatment for celiac disease and patients must adhere to a strict, life-long gluten-free diet which can help manage symptoms and avoid disease flareups. However, a significant number of patients continue to experience disease activity and persistent symptoms despite a gluten-free diet as gluten is present in numerous food products, medications, household products and cosmetics as impurity. Thus, there is an increasing number of different treatment options in clinical development to reduce the burden of living with celiac disease and improve long-term health outcomes.

Current Development Plan and Clinical Studies

Current treatments of many conditions of the bowel are aimed at inhibiting inflammation, but they do not target the impaired bowel wall barrier function. IMU-856 is designed to target pathways impacting the bowel wall barrier function and is aimed to normalize such function. We believe that normalized bowel wall barrier function may avoid bacterial triggers, which may lead to the achievement and maintenance of remission without significantly influencing the immune competency of the patient.

We are currently performing a Phase 1 clinical trial of IMU-856 through our Australian subsidiary. We believe that this development approach could accelerate the studies due to certain unique regulatory requirements and processes in Australia. The development activities for IMU-856 are intended to largely follow established processes and service provider relationships established for the izumerogant development program. This may lead to operational and financial synergies in study preparation and execution. In the third quarter of 2020, our Australian subsidiary received clearance from the Bellberry Human Research Ethics Committee in Australia to begin Phase 1 clinical trials of IMU-856 under the Clinical Trial Notification scheme of the Australian Therapeutic Goods Administration.

The Phase 1 clinical trial of IMU-856 is comprised of three parts:

Part A: Single Ascending Dose Part

The first part of the Phase 1 clinical trial was a single ascending dose, double-blind, placebo-controlled study in healthy human subjects designed to assess safety, PD and PK properties of IMU-856. Healthy human subjects were randomized in a double-blinded manner to either placebo or active treatment with single ascending doses of IMU-856 at 10 mg, 20 mg, 40 mg, 80 mg, 120 mg and 160 mg.

On September 20, 2022, we announced unblinded safety, tolerability and PK results from the single ascending dose part of the Phase 1 clinical trial of IMU-856 in healthy human subjects. Single ascending doses of IMU-856 were found to be safe and well-tolerated and no maximum tolerated dose was reached. No serious adverse events occurred. Moreover, a dose-linear PK profile was observed across the investigated dose range.

Part B: Multiple Ascending Dose Part

The second portion of the Phase 1 clinical trial was a multiple ascending dose, double-blind, placebo-controlled study of IMU-856 in healthy human subjects. Healthy human subjects were dosed for 14 consecutive days with 40 mg, 80 mg or 160 mg once-daily of IMU-856 or placebo in a double-blinded manner. This part was designed to assess safety, PD and PK properties of IMU-856.

On September 20, 2022, we also announced unblinded results from the multiple ascending dose part of the ongoing Phase 1 clinical trial. Multiple ascending doses of IMU-856 were found to be safe and well-tolerated and no maximum tolerated dose was reached. Treatment emergent adverse events were mostly mild in severity. No Investigational Medicinal Product-related serious adverse events were reported. No dose-dependent changes in laboratory parameters (including no effects on liver enzymes or in hematological parameters), vital signs, physical examination or electrocardiographic evaluations were found. PK analysis showed a quick achievement of stable steady-state plasma concentrations within the first week and stable steady-state trough levels over the 14-day treatment period with a low accumulation factor for IMU-856, allowing predictable trough levels during daily dosing. PK parameters in steady-state revealed a Tmax (time to reach maximum plasma concentration) of 2 to 3 hours post-dose, a plasma half-life of 17.4 to 21.5 hours and dose proportional increases in Cmax (maximum plasma drug concentration) and AUC (area under the concentration-time curve).

Part C: Celiac Disease Patients

On May 5, 2022, we announced the start of the patient cohorts in our ongoing Phase 1 clinical trial of IMU-856 in patients with celiac disease. Part C is structured as a 28-day, double-blind, placebo-controlled trial designed to assess the safety, tolerability, PK, PD and biomarker responses of IMU-856 in patients with celiac disease during periods of gluten-free diet and gluten challenge. Approximately 42 patients were planned to be enrolled in two consecutive cohorts with IMU-856 given once-daily over 28 days. Secondary objectives include PK and disease markers, including those evaluating gastrointestinal architecture and inflammation. Sites in Australia and New Zealand are participating in Part C. Initial results are expected to be available in mid-2023.

IMU-856 Manufacturing and Formulation

The API of the IMU-856 drug product is a small molecule compound and is currently synthesized at up to 8 kg scale. It is formulated as a tablet. Although the IMU-856 tablets are produced in different countries by manufacturers under contract with us, the final release for clinical trials is done by a vendor in Australia.

IMU-856 Intellectual Property, Licenses and Royalties

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

Government Regulation - All Products

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. All of Immunic’s drug development candidates require approval from the FDA (for the United States), EMA (for the European Union) and other national competent authorities (for any other territory) before they can be marketed for sale in the applicable jurisdiction. The activities required before drugs or biologics may be marketed in the United States include:
•preclinical laboratory tests, in vitro and in vivo preclinical studies and formulation and stability studies;
•the submission to the FDA of an application for human clinical testing, which is known as an IND application;
•adequate and well-controlled human clinical trials to demonstrate the safety and effectiveness of the drug;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice (“cGMP”), requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•the submission to the FDA of an NDA for a drug; and
•the approval by the FDA of an NDA.

The FDA reviews all available data relating to safety, efficacy and quality and assesses the risk/benefit profile of a product candidate before granting approval. The data assessed by the FDA in reviewing an NDA includes animal or preclinical testing data, chemistry, drug-drug interaction data, manufacturing controls data and clinical safety and efficacy data.

Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Preclinical trials must also be conducted in accordance with FDA, EMA, International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) and other foreign authorities’ legal requirements, regulations or guidelines, including Good Laboratory Practice (“GLP”), an international standard meant to harmonize the conduct and quality of non-clinical studies and the archiving and reporting of findings. Before human clinical testing can begin in the US, a sponsor must submit the results of the preclinical tests and, where applicable, human clinical data obtained in trials outside of the US, together with manufacturing information and analytical data, to the FDA as part of the IND, which is a request for authorization from the FDA to administer an IND product candidate to humans in clinical trials. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding safety concerns before the clinical trial can begin. The FDA may impose a clinical hold at any time before or during clinical trials due to safety concerns about proposed or ongoing clinical trials or non-compliance with FDA requirements, and the trials may not commence or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators pursuant to protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection, inclusion/exclusion criteria and the safety and effectiveness criteria to be evaluated. The trial sponsor submits the protocol, as well as any subsequent protocol amendments, to the FDA as part of the IND. Sponsors must also provide all participating investigators and FDA safety reports of any serious and unexpected adverse events and any findings from laboratory tests in animals that suggest a significant risk for human subjects. For each institution where a clinical trial will be conducted, an IRB must review and approve the clinical trial protocol and informed consent form required to be provided to each trial subject or his or her legal representative prior to a clinical trial commencing, and conduct ongoing monitoring of the study until completed or termination to assure that appropriate steps are taken to protect the human subjects participating in the research.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

Phase 1: In Phase 1 studies, the product candidate is initially introduced into healthy human subjects and tested for safety, dosage and tolerability, absorption, distribution, metabolism, excretion, and effect on the body.

Phase 2: Phase 2 studies are conducted in a limited patient population. These studies continue to evaluate safety while gathering preliminary data on effectiveness in patients with the targeted disease or condition, especially studying the potentially therapeutically effective dose.

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

Before obtaining marketing approval for the commercial sale of any drug product, a sponsor must demonstrate in preclinical studies and well-controlled clinical trials that the product is safe and effective for its intended use and that the manufacturing facilities, processes and controls are adequate to preserve the drug’s identity, strength, quality and purity. The results of these preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information such as an agreed pediatric development plan (agreed “PSP”) are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees ($3,242,026 for 2023); under certain limited circumstances, a waiver of such fees may be obtained. After the submission of an NDA, but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by the FDA to ensure compliance with the applicable cGMP requirements. The FDA may also inspect clinical trial sites and audit clinical study data to ensure that the sponsor’s studies were properly conducted in accordance with the IND regulations, human subject protection regulations, and cGCP.

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

Following the FDA’s evaluation of an NDA, it will issue an approval letter or a complete response letter (“CRL”). An approval letter authorizes the sponsor to begin commercial marketing of the drug for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL describes the specific deficiencies in the NDA identified by the FDA. When possible, a CRL will recommend actions that the applicant might take, including providing additional clinical data, such as an additional Phase 3 clinical trial or other significant and time consuming requirements related to clinical trials, nonclinical studies or manufacturing, to place the application in condition for approval. If a CRL is issued, the sponsor must resubmit the NDA addressing all of the deficiencies identified in the letter, or withdraw the application. Even if the sponsor submits the recommended data and information, the FDA may decide that the resubmitted NDA does not satisfy the criteria for approval.

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

Research and Development

We recognized $71.3 million and $61.1 million in research and development expenses in the years ended December 31, 2022 and 2021, respectively.

Geographic Information

Substantially all of our long-lived assets were located within both the United States and Germany in 2022 and 2021.

Human Capital

As of February 23, 2023, we had 66 employees, nine of whom held M.D. degrees. Of the employees, 50 were engaged in research and development and 16 in administration. We consider our employee relations to be good.

We emphasize several measures and objectives in managing our human capital assets, including, among others, (i) employee safety and wellness, (ii) talent acquisition and retention, (iii) employee engagement, development and training, (iv) diversity and inclusion and (v) compensation. These targeted ideals may include annual bonuses, stock-based compensation awards, a 401(k) plan, healthcare, and insurance benefits, paid time-off, family leave, employee assistance programs. We also provide our employees with access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors.

Corporate Information and Website

Prior to April 12, 2019, we were a clinical-stage biotherapeutic company known as Vital Therapies, Inc. that had historically been focused on the development of a cell-based therapy targeting the treatment of acute forms of liver failure. Vital Therapies, Inc. was originally incorporated in the State of California in May of 2003 as Vitagen Acquisition Corp., subsequently changed its name to Vital Therapies, Inc. in June 2003, and reincorporated in Delaware in January 2004. In April 2019, we completed an exchange transaction with Immunic AG pursuant to which holders of ordinary shares of Immunic AG exchanged all of their shares for shares of our common stock, resulting in Immunic AG becoming our wholly owned subsidiary. Following the exchange, we changed our name to Immunic, Inc. and we became a clinical-stage biopharmaceutical company focused on the development of selective oral therapies in immunology with the goal of becoming a leader in treatments for chronic inflammatory and autoimmune diseases.

Our corporate headquarters are located at 1200 Avenue of the Americas, Suite 200, New York, New York 10036. We also have an office at Lochhamer Schlag 21, 82166 Grafelfing, Germany. Our telephone number is (332) 255-9818.

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

•The coronavirus pandemic has caused interruptions or delays of our business plan and may continue to have a significant adverse effect on our business.

•Continued inflation and uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

•Our clinical trials have been delayed as a result of the ongoing military action by Russia in Ukraine and the continuation of this conflict could have further adverse effects on our business.

•We have a limited operating history with our current business plan, have incurred significant losses since 2016, anticipate that we will continue to incur significant and increasing losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

•We currently have no source of product sales revenue and may never earn product revenue or be profitable.

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

•Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive marketing approval. The effect of failure or results different than expectations can result in significant market value decline and possible negative financial results or asset related impairment.

•Our product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if obtained.

•We are heavily dependent on the success of our product candidates, which are in the early stages of clinical development. We may not be able to generate data for any of our product candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized.

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

•We currently have limited marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, if and when regulatory approval is received, we may be unable to generate any revenue.

•If we fail to enter into strategic relationships or collaborations, our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

•Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

•We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

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

•The market price of our common stock has been and is expected to continue to be volatile.

•We do not anticipate that we will pay any cash dividends in the foreseeable future.

Macroeconomic Risks

The coronavirus pandemic has caused interruptions or delays of our business plan and may continue to have a significant adverse effect on our business.

COVID-19 has had and continues to have a significant impact around the world. In an effort to contain and mitigate the spread of COVID-19, many countries imposed unprecedented restrictions on travel, quarantines, vaccine mandates and other public health safety measures. Although some of these restrictions have been loosened or lifted in the United States and other countries, new variants continue to emerge, new outbreaks are periodically reported and significant uncertainty and concern remain.

The extent to which the pandemic may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted, but the development of clinical supply materials could be delayed and enrollment of patients in our ongoing studies may be delayed or suspended, if hospitals and clinics in areas where we are conducting trials have to shift resources to cope with the COVID-19 pandemic and may limit access or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to our clinical study sites as a result of quarantines, vaccine mandates, travel bans or other restrictions resulting from the COVID-19 pandemic, we may experience higher discontinuation rates or delays in our clinical studies, as occurred in our investigator-sponsored trial of vidofludimus calcium in PSC that was conducted at the Mayo Clinic. Government-imposed quarantines and restrictions may also require us to temporarily terminate our clinical sites. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for our product candidates may be negatively impacted. We cannot predict the continuing impact of the COVID-19 pandemic, as consequences of such an event are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts that have affected and may continue to affect our business, or our clinical studies in general. The COVID-19 pandemic has already adversely affected our operations and may further materially disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19, disrupt the marketplace in which we operate, and/or have continuing material adverse effects on our operations.

The COVID-19 pandemic could further disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell our securities, continue to slow down the overall economy or curtail consumer spending.

Continued inflation and uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

Adverse macroeconomic conditions, including inflation, slower growth or recession, higher interest rates, currency fluctuations, supply chain delays or shortages, high unemployment or personnel shortages could hurt our business. We have already seen a general increase in many of our costs as a result of inflation, although inflation has not yet had a material impact on our results of operations. However, the economies of Germany, the United States, Australia and other countries in which we do business have experienced high rates of inflation during 2022 and, if inflation were to continue for a prolonged period of time or the rate of inflation in our markets were to increase, or if a global recession were to occur, our expenses could increase substantially, resulting in increased losses from operations and net loss. A downturn in the economic environment can also lead to limitations on our ability to obtain financing, reduced liquidity and declines in our stock price.

Our clinical trials have been delayed as a result of the ongoing military action by Russia in Ukraine and the continuation of this conflict could have further adverse effects on our business.

Our clinical trials of vidofludimus calcium were originally planned to be conducted at more than 60 sites in Ukraine and Russia, but most had to be relocated to other countries because of the invasion of Ukraine by Russia in February 2022 and resulting sanctions imposed on Russia by the United States and other countries. These disruptions delayed our clinical development program, increased our costs and may disrupt future planned clinical development activities in these two countries. This military action has continued for more than a year and its future course and effects on our Company are highly unpredictable. We currently have 19 active sites in western Ukraine and the ongoing conflict could put the data associated with these patients in jeopardy as well as extend patient recruitment timelines. We anticipate that Ukraine will make up approximately 15%-20% of our ENSURE- 1 and ENSURE-2 phase 3 patient population. In addition, no clinical sites in Russia have been activated or are intended to be used in the future. Alternative sites to fully and timely compensate for our clinical trial activities in Ukraine may not continue to be available. If our clinical trials are further interrupted, our clinical development program could experience further delays and increased costs and we may have insufficient data to support regulatory approvals of vidofludimus calcium, and any commercialization may be delayed or not approved, which could limit our potential revenue and hurt the competitive position of our potential products.

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

We are a development-stage pharmaceutical company with a limited operating history with our current business plan. Our net losses were $120.4 million and $92.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $317.3 million and to date and have not generated any revenue from our current product candidates. Moreover, Immunic AG, the company’s operating subsidiary, has only a limited operating history upon which stockholders can evaluate our business and prospects, is not profitable and has incurred losses in each year since its inception in 2016. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry.

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

We currently have no source of product sales revenue and may never earn product revenue or be profitable.

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
•obtain coverage and adequate product reimbursement from insurance companies and other third-party payors, including government payors;
•achieve market acceptance for any approved products;
•establish, maintain and protect our intellectual property rights; and
•attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with clinical product development, including that our product candidates may not advance through development or achieve regulatory approval, we are unable to predict the timing or amount of any potential future product sale revenues. Our expenses also could increase beyond expectations if we decide to, or are required by the FDA or comparable foreign regulatory authorities to, perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing any product candidates that may be approved.

We will require substantial additional funding, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or future commercialization efforts.

Since the inception of Immunic AG, substantially all of our resources have been dedicated to the clinical development of our product candidates. Developing pharmaceutical products, including conducting preclinical and non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2022 and December 31, 2021, we used net cash of $65.1 million and $83.8 million, respectively, in our operating activities, substantially all of which related to development of our current product candidates. We believe that we will continue to expend substantial resources for the foreseeable future toward the completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of any approved product candidates, and development of any other current or future product candidates we may choose to further develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, seeking marketing approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any current or future product candidates that may be approved for marketing.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume cash and cash equivalents significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements depend on many factors, including:
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

None of our current product candidates have gained marketing approval for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize, our product candidates in a timely manner. We cannot commercialize our product candidates in the United States without first obtaining approval from the FDA to market each product candidate. Similarly, we cannot commercialize our product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidates could fail to receive marketing approval for many reasons, including the following:

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•the FDA or comparable foreign regulatory authorities may find the human subject protections for our clinical trials inadequate and place a clinical hold on (i) an investigational new drug (“IND”) application at the time of its submission, precluding commencement of any trials, or (ii) one or more clinical trials at any time during the conduct of such trials;
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
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application “NDA”) to obtain marketing approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may find inadequate the manufacturing processes or facilities of manufacturers with which we contract for clinical and commercial supplies of our product candidates; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval.

Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. We cannot be certain that any NDA submissions we may make will be accepted for filing and reviewed by the FDA, or ultimately be approved. If an application is not accepted for review, the FDA may require that we conduct additional clinical studies or preclinical testing, or take other actions before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support the filing or approval of the NDA.

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

The process to develop, obtain marketing approval for, and commercialize product candidates both inside and outside of the United States is long, complex and costly, and approval is never guaranteed. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary between jurisdictions. Even if our product candidates were to successfully obtain approval from regulatory authorities, any such approval might significantly limit the approved indications for use, including conditioning approval on the requirement of (i) more limited patient populations, (ii) precautions, warnings or contraindications on the product labeling, including “black box” warnings of serious risks, (iii) expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies ("REMS"), or surveillance, or (iv) limiting the claims that the product label may make, any of which may impede the successful commercialization of our product candidates. Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, may require costly new studies and will be subject to additional FDA notification, or review and approval. Also, marketing approval for any of our product candidates may be withdrawn. If we are unable to obtain and maintain marketing approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, our ability to market our product candidates to our full target market will be reduced and our ability to realize the full market potential of our product candidates will be impaired. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue or complete the development of any of our current or future product candidates.

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

Our clinical trials are conducted at multiple sites, including some sites in countries outside the United States and the European Union, which may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of foreign and non-European Union contract research organizations ("CROs"), as well as expose us to risks associated with clinical investigators who are unknown to the FDA or European regulatory authorities, and with different standards of diagnosis, screening and medical care. Most of our clinical trials of vidofludimus calcium planned at sites in Ukraine and Russia had to be delayed, suspended or relocated because of the invasion of Ukraine by Russia in February 2022, which caused disruptions to our clinical development program and increased our costs.

To date, we have not completed all clinical trials required for the approval of any of our current product candidates. The commencement and completion of clinical trials for our current product candidates may be delayed, suspended or terminated as a result of many factors, including but not limited to:
•the delay or refusal of regulators or institutional review boards (“IRBs”) at the medical institutions where the clinical trials are conducted. to authorize us to commence a clinical trial at a prospective trial site;
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
•adding new clinical trial sites or relocating planned or existing clinical trial sites;
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

•third-party researchers becoming debarred or otherwise penalized by the FDA or other regulatory authorities for violations of regulatory requirements, which could call into question data collected by such researcher and potentially affecting our ability rely on some or all of the data in support of our marketing applications;
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

We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs or ethics committees of the institutions in which such trial is being conducted, the independent steering committee, the data safety monitoring board for such trial, or the FDA or comparable foreign regulatory authorities. We or such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using the drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Delay or termination of clinical trials of our current product candidates will harm their commercial prospects and impair our ability to potentially generate revenues from such product candidates. In addition, any delays in completion of our clinical trials will increase our costs, slow our development and approval process and jeopardize our ability to commence product sales and generate revenues.

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

A number of pharmaceutical companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing. For example, we announced in October 2022 the analysis of interim group-level data of our Phase 1b clinical trial of IMU-935 in patients with moderate-to-severe psoriasis did not separate from placebo. Following this announcement, our stock price declined significantly, which caused us to record a full impairment of our goodwill in the quarter ended December 31, 2022. Data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent marketing approval of our product candidates. In addition, the design of a clinical trial can determine whether its results will support approval of a product, or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to properly design and execute a clinical trial to support marketing approval for our desired indications. Further, clinical trials of product candidates often reveal that it is not practical or feasible to continue development efforts. If one of our product candidates is found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for such product candidate and our business would be harmed. If the results of our clinical trials of our product candidates do not achieve pre-specified endpoints, we are unable to provide primary or secondary endpoint measurements deemed acceptable by the FDA or comparable foreign regulators, or we are unable to demonstrate an acceptable level of safety relative to the efficacy associated with our proposed indications, the prospects for approval of our product candidates would be materially and adversely affected. For example, we announced in June 2022 that a phase 2 clinical trial of our most advanced drug candidate, vidofludimus calcium, did not achieve its primary endpoint in patients with moderate-to-severe ulcerative colitis. As a result, we do not plan any further drug development activities in ulcerative colitis without a partner. A number of companies in the pharmaceutical industry, including those with greater resources and experience than we, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive “approved use” label or the delay or denial of marketing approval by the

FDA or other comparable foreign regulatory authorities. If any of our current or future product candidates is associated with serious adverse, undesirable or unacceptable side effects, we may need to abandon such candidate’s development or limit development to certain uses or sub-populations in which such side effects are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many drug candidates that initially showed promise in early-stage or clinical testing have later been found to cause side effects that prevented their further development. Results of our trials could reveal a high and unacceptable prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also adversely affect patient recruitment or the ability of enrolled patients to complete the trial, or could result in potential product liability claims.

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
•regulatory authorities may require the addition of labeling statements, such as a precaution, “black box” warning of serious risks or other warnings or a contraindication;
•we or our collaborators may be required to implement a REMS or create a medication guide outlining the risks of such side effect for distribution to patients;
•we or our collaborators could be sued and held liable for harm caused to patients;
•the product may become less competitive and revenues could decline substantially; and
•our reputation would suffer.

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

Our most advanced product candidate, vidofludimus calcium, had the first patient enrolled in a Phase 3 program for relapsing multiple sclerosis (“RMS”) in November 2021 and we do not expect the readout of topline data from this trial until the end of 2025. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We may use our limited financial and operational resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and operational resources, we may forego or delay pursuit of opportunities in some programs, product candidates or indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or more profitable market opportunities. Our spending on current and future research and development programs and future product candidates for specific indications may not yield any commercially viable products. We may also enter into strategic collaboration agreements to develop and commercialize some of our programs and potential product candidates in indications with potentially large commercial markets.

If we do not accurately evaluate and predict the commercial potential or target market for a particular product candidate, we may (i) relinquish valuable rights to that product candidate through strategic collaborations, licensing or other royalty arrangements when it would have been more advantageous to retain sole development and commercialization rights to such product candidate, or (ii) allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaborative arrangement.

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

If we experience delays in the completion of, or experiences termination of, any clinical trials of our product candidates, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from product candidates could be delayed or impaired. We have recently experienced delays in our planned clinical trials of vidofludimus calcium at sites in Ukraine and Russia because of the invasion of Ukraine by Russia. These and other delays we may encounter in initiating or completing clinical trials would likely increase our overall costs, impair product candidate development and impair our ability to obtain regulatory approval. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

We intend to market any approved product candidates in international markets, either ourselves or in conjunction with collaborators. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary from country to country and may require testing in addition to what is required for a marketing application in the United States. Moreover, the time required to obtain approval in other countries may be different than in the United States. In addition, in many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in another jurisdiction. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional or different risks. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in some or all of the international markets in which we intend to market any approved product candidates, which would significantly harm our business, results of operations and prospects.

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

•Federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or for making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties (tied to inflation) of $12,537 to $25,076 (after May 9, 2022) per false claim or statement.
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

We may not be effective in ensuring our compliance with all applicable anti-corruption laws or other legal requirements, including trade control laws. If we are not in compliance with applicable anti-corruption laws or trade control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and incur substantial legal expenses, which could have an adverse impact on our business, financial condition, results of operations, stock price and prospects. Likewise, any investigation of any potential violations of these anti-corruption laws or trade control laws by U.S. or other authorities could also have an adverse impact on our reputation, business, financial condition, results of operations, stock price and prospects.

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

There have been judicial and congressional challenges to the Affordable Care Act, some of which have been successful, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. If a new law is enacted, or if the Affordable Care Act is overturned, repealed or modified, in whole or in part, by judicial or legislative action, many if not all of the provisions of the Affordable Care Act may no longer apply to prescription drugs. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how any future prescription drug products are paid for and reimbursed by government and private payors, our business could be adversely impacted.

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

Our research and development activities and the activities of our contract manufacturers and suppliers involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at facilities of ours and our manufacturers, pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, or the risk of environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our contract manufacturers and suppliers for handling and disposing of these materials generally comply with the current standards prescribed by applicable laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In the event of contamination of injury, we may be held liable for any resulting damages, which could exceed our resources or result in government-imposed restrictions on our use of specified materials or interruptions of our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have generally tended to become more stringent over time. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Other Risks Related to Our Business

Due to our limited resources and access to capital, we must decide to prioritize development of our current product candidates for certain indications and at certain doses. These decisions may prove to have been wrong and may materially adversely affect our business, financial condition, results of operations and prospects.

Because we have limited resources and access to capital to fund our operations, we must decide which dosages and indications to pursue for the clinical development of our current product candidates and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward dosages or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the market potential of our current product candidates or if we misread trends in the pharmaceutical industry, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

We currently have approximately 66 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing our growth. As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

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

We currently have no marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, if and when regulatory approval is received, we may be unable to generate any revenue.

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

Our product development programs and the potential commercialization of our current product candidates will require substantial additional cash to fund expenses. Therefore, in addition to financing the development of our product candidates through additional equity financings or through debt financings, we may decide to enter into collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of our product candidates in the United States or foreign markets. We announced in June 2022 that we do not plan further drug development activities in ulcerative colitis without a partner, following the failure of our phase 2 clinical trial to achieve its primary endpoint.

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

The pricing, coverage, and reimbursement of any of our approved products must be sufficient to support our commercial efforts and other development programs, and the availability and adequacy of coverage and reimbursement by third-party payors, including governmental and private insurers, are essential for most patients to be able to afford expensive treatments. Sales of any of our approved product candidates will depend substantially, both domestically and in other jurisdictions, on the extent to which the costs of any of our approved products will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government payors and private payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free, which would harm our potential revenues and profits, or we may not be able to successfully commercialize our products.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, they could establish a strong market position before we are able to enter the market. Third-party payors, including governmental and private insurers, also may encourage the use of less expensive generic products. Failure of any approved product candidates of ours to effectively compete against established treatment options or to compete in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

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

We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Instead, we rely on, and expect to continue to rely on, third parties for the supply of raw materials and manufacture of drug supplies necessary to conduct our preclinical studies and clinical trials. Our reliance on third parties for manufacturing exposes us to additional risks. Delays in production by third parties could delay our clinical trials or have an adverse impact on any commercial activities. In addition, our dependence on third parties for the manufacture of and formulation of our product candidates subjects us to the risk that such product candidates may have manufacturing defects that we has limited ability to prevent or control. Although we oversee these activities to ensure compliance with our quality standards, budgets and timelines, we have, and will continue to have, less control over the manufacturing of our product candidates than if we were to manufacture our product candidates. Further, the third parties we contract with could have staffing difficulties, might undergo changes in priorities or may become financially distressed, any of which would adversely affect the manufacturing and production of our product candidates. In addition, a third party could be acquired by, or enter into an exclusive arrangement with, one of our competitors, which would adversely affect our ability to access the formulations we require for the manufacturing of our product candidates.

The facilities used by our current contract manufacturers and any future manufacturers to manufacture our product candidates must be inspected by the FDA after we submit our NDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the FDA may refuse to approve our NDA. If the FDA does not approve our NDA because of concerns about the manufacture of our product candidates, or if significant manufacturing issues arise in the future, we may need to find alternative manufacturing facilities, which would significantly delay and adversely impact our ability to develop our product candidates, obtain marketing approval of our NDA or to continue to market any approved product candidates. Although we are ultimately responsible for ensuring compliance with these regulatory requirements, we do not have day-to-day control over a contract manufacturing organization’s ("CMO"), or other third-party manufacturer’s compliance with applicable laws and regulations, including cGMPs and other laws and regulations, such as those related to environmental, health and safety matters. Any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. In addition, third-party contractors, such as our CMOs, may elect not to continue to work with us due to factors beyond our control. They may also refuse to work with us because of their own financial difficulties, business priorities or other reasons, at a time that is costly or otherwise inconvenient for us. If we was unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

Problems with the quality of the work performed by third parties may lead us to seek to terminate our working relationships and seek alternative service providers. However, making this change may be costly and may substantially delay clinical trials. In addition, it may be very challenging, and in some cases impossible, to find replacement service providers that can develop and manufacture our drug candidates in an acceptable manner and at an acceptable cost and on a timely basis. The sale of products containing any defects or any delays in the supply of necessary products or services could adversely affect our business, financial condition, results of operations, and prospects.

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

Clinical trials must meet applicable FDA and foreign regulatory requirements. We do not have the ability to independently conduct clinical trials for any of our product candidates. We rely and expect to continue relying on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories, to conduct all of our clinical trials of our product candidates; however, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with IND and human subject protection regulations and cGCPs for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. Regulatory authorities enforce eGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable eGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection by a given regulatory authority, such regulatory authority may determine that one or more of our clinical trials do not comply with eGCPs. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and increase our expenses.

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
•collaborators may cease to devote sufficient resources to the development or commercialization of our product candidates, especially if the collaborators view our product candidates as competitive with their own products or product candidates;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the course of development, might cause delays or termination of the development or commercialization of product candidates, and might result in legal proceedings, which would be time-consuming, distracting and expensive;
•collaborators may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from our collaboration;
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

As a result of any of these factors, a collaboration may not result in the successful development or commercialization of our product candidates.

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

If any of our contract manufacturers fail to comply with regulatory requirements or if previously unknown problems with products, manufacturers or manufacturing processes are discovered, we or the manufacturer could be subject to administrative or judicially imposed sanctions, including restrictions on the products or the manufacturers or manufacturing processes we use, warning letters, untitled letters (which the FDA uses as an initial notification of violations), civil or criminal penalties, fines, injunctions, product seizures or detentions, import bans, voluntary or mandatory product recalls and publicity requirements, suspension or withdrawal of regulatory approvals, total or partial suspension of production, and refusal to approve pending applications for marketing approval of new products.

Risks Related to Our Intellectual Property

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend in part on our ability to obtain additional patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates, and any future products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The laws of some foreign countries, in particular China and India, do not protect our proprietary rights to the same extent or in the same manner as U.S. laws, and we may encounter significant problems in protecting and defending our proprietary rights in these and other countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We may also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or any of our collaborators’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors or others and we may not have adequate remedies in respect of such disclosure. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods or know-how, we would not be able to assert our rights to trade secrets and our business could be harmed.

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

We may not identify relevant patents or may incorrectly interpret the relevance, scope or expiration of a patent issued to others, which could adversely affect our ability to develop and market our product candidates.

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

We may become involved in lawsuits or interference proceedings to protect patents held by us or our licensors or other intellectual property rights, which could be expensive, time-consuming and ultimately unsuccessful.

Competitors may infringe our patents or other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, directly or through our licensors, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of our licensor is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of the patents we own or license at risk of being invalidated or interpreted narrowly and could put our licensors’ patent applications at risk of not issuing.

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
•Our competitors might conduct research and development activities in countries where we do not have license rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.
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

We incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as existing and new rules implemented by the SEC and The Nasdaq Stock Market ("Nasdaq"). These rules and regulations increase the company’s legal and financial compliance costs and make some activities more time-consuming and costly. Not all members of our management have previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of our company, which may adversely affect investor confidence in us and could cause our business and stock price to suffer.

Effective December 31, 2019, we are no longer an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” no longer apply, and we are required to report on internal control over financial reporting, which will increase our costs as a public company and increase the demands on management.

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

Risks Related to Our Common Stock

The market price of our common stock has been and is expected to continue to be volatile.

The market price of our common stock has been, and is expected to continue to be, subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•reports on or the perception of clinical trial progress, or the lack thereof, which we experienced in October 2022 when our stock price and market capitalization decreased significantly after announcing Phase 1b interim analysis of IMU-935 for the first two dose patient cohorts with moderate-to-severe psoriasis;
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

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. If we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could substantially decline immediately if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price and trading volume to decline.

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

We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in one or more ownership changes within the meaning of Sections 382 and 383 of the Code. In addition, we may experience an ownership change in the future as a result of subsequent changes in our stock ownership, some of which are outside our control; and we are not intending to take any steps to prohibit any subsequent changes in our stock ownership in order to avoid such an ownership change. If an ownership change has occurred in the past or occurs in the future, we may not be able to use a material portion of our NOLs and other tax attributes to offset future taxable income or taxes if we attain profitability.

In addition to any limitation imposed by Section 382 of Code, the use of NOLs arising after December 31, 2017 generally is limited to a deduction of 80% of taxable income for the corresponding taxable year. NOLs arising after December 31, 2017, with certain exceptions, may not be carried back to previous taxable years, but may be carried forward indefinitely.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2022, we lease approximately 24,300 square feet in Germany in Gräfelfing and approximately 3,300 square feet of office space in the U.S. in New York City.
The New York City lease, which we entered into in November 2019, expires in July 2025 and provides the principal location for our U.S. operations. The Gräfelfing, Germany lease, which was effective July 1, 2020 and then adjusted on March 1, 2021 and August 1, 2022 to add more square footage, expires in June 2025.
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
Holders
As of February 17, 2023, there were 42 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
We are a clinical-stage biopharmaceutical company with a pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We currently have approximately 66 employees.

We are currently pursuing clinical development of three orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with multiple sclerosis (“MS”); the izumerogant (proposed International Nonproprietary Name (“INN”) for IMU-935) program, which is an inverse agonist of retinoic acid receptor-related orphan nuclear receptor gamma truncated (“RORγt”) that inhibits the interleukin-17 (“IL-17”) pathway in diseases such as psoriasis; and the IMU-856 program, which is targeted to restore intestinal barrier function and regenerate bowel epithelium.
We have incurred net losses since inception of $317.3 million through December 31, 2022. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with therapeutic product development and the clinical trial process, we cannot predict the timing or level of future expenses with certainty, when product approval might occur, if ever, or when profitability may be achieved or sustained.
Recent Events
$60 Million Private Placement Equity Financing
On October 10, 2022, we entered into a Securities Purchase Agreement for a private placement with select accredited investors and certain existing investors. Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 8,696,552 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a purchase price of $4.35 per Share, and (ii) 5,096,552 pre-funded warrants to purchase Common Stock, at a purchase price of $4.34 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.01 per share of Common Stock, be immediately exercisable and remain exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. All of the pre-funded warrants were exercised in January 2023.

The Private Placement closed on October 12, 2022. The gross proceeds of the Private Placement were approximately $60.0 million, before deducting offering expenses payable by us of approximately $4.0 million. We intend to use the net proceeds from the Private Placement to fund the ongoing clinical development of our three lead product candidates, vidofludimus calcium (IMU-838), izumerogant (IMU-935) and IMU-856, and for other general corporate purposes.

New Data From Phase 2 EMPhASIS Trial of Vidofludimus Calcium in Relapsing-Remitting Multiple Sclerosis Supporting the Drug’s Neuroprotective Potential

On November 17, 2022, we reported newly available data from the Phase 2 EMPhASIS trial of vidofludimus calcium in patients with relapsing-remitting multiple sclerosis (“RRMS”). The trial includes an optional long-term open-label extension (“OLE”) phase running up to 9.5 years. An interim analysis was performed with data extraction in October 2022, when 209 patients remained on treatment in the OLE phase, some of whom have already received more than 180 continuous weeks (approximately four years) of active treatment with vidofludimus calcium.

Long-term open-label treatment with vidofludimus calcium was associated with a low rate of confirmed disability worsening over time, comparing favorably to historical trial data for currently available MS medications. During the 24-week double-blind main treatment period, 12-week and 24-week Confirmed Disability Worsening (“12w/24wCDW”) events occurred in 1.6% of subjects in the combined vidofludimus calcium treatment arms as compared to 3.7% in the placebo group. In the OLE phase, the proportion of patients free from 12wCDW was 97.6% after 48 weeks and 94.5% after 96 weeks of vidofludimus calcium treatment as compared to the start of the OLE phase. Similar results were observed for 24wCDW and sustained CDW. The OLE phase also showed low relapse activity.

Presentation of Data From Phase 2 EMPhASIS Trial of Vidofludimus Calcium in RRMS at ACTRIMS Forum 2023

On February 22, 2023, we announced that Robert J. Fox, M.D., Staff Neurologist, Mellen Center for Multiple Sclerosis, Vice-Chair for Research, Neurologic Institute, Cleveland Clinic, Cleveland, Ohio, will present data from the blinded and OLE parts of our phase 2 EMPhASIS trial of vidofludimus calcium in RRMS at the eighth annual Americas Committee for Treatment and Research in Multiple Sclerosis (ACTRIMS) Forum 2023, taking place February 23-25 in San Diego, California. The poster presentation includes our previously announced data from the trial showing that long-term open-label treatment with vidofludimus calcium was associated with a low rate of confirmed disability worsening over time, comparing favorably to historical trial data for currently available MS medications.

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

Results of Phase 1 Trial of Vidofludimus Calcium in Hepatic Impaired Patients

We completed a Phase 1 trial in a total of 24 patients with either no liver function impairment or liver disease of Child-Pugh A Child-Pugh B grade which was designed to explore dose optimization of vidofludimus calcium. The study showed little influence on the PK of vidofludimus calcium in patients with Child-Pugh A Child-Pugh B liver impairment.

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

Celiac Disease Research and Development Webcast

On February 9, 2023, we hosted a celiac disease research and development webcast. Our management, including Daniel Vitt, Ph.D., Chief Executive Officer and President; Andreas Muehler, M.D., M.B.A., Chief Medical Officer; and Hella Kohlhof, Ph.D., Chief Scientific Officer, were joined by renowned key opinion leaders to discuss the dynamics of this multifactorial, complex autoimmune disease, immune stimulation and its connection to clinical symptoms, the role of the epithelial barrier in the pathogenesis of the disease, current and potential treatment options, and the continued unmet medical need for effective therapeutics, which is driving an increased focus within the industry.

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

IMU-856 Composition-of-Matter Patent Granted

On August 16, 2022, we announced that we have received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for patent application 16/646130, entitled, “Compound Having Cyclic Structure.” The patent covers composition-of-matter of IMU-856 and related pharmaceutical compositions and is expected to provide protection into at least 2038, without accounting for potential PTE.

Start of Patient Cohorts in Phase 1 Clinical Trial of IMU-856 in Celiac Disease

On May 5, 2022, we announced the start of the patient cohorts in our ongoing Phase 1 clinical trial of IMU-856 in patients with celiac disease. Part C is structured as a 28-day, double-blind, placebo-controlled trial designed to assess the safety, tolerability, PK, pharmacodynamic (“PD”) and biomarker responses of IMU-856 in patients with celiac disease during periods of gluten-free diet and gluten challenge. Approximately 42 patients were planned to be enrolled in two consecutive cohorts with IMU-856 given once-daily over 28 days. Secondary objectives include PK and disease markers, including those evaluating gastrointestinal architecture and inflammation. Sites in Australia and New Zealand are participating in Part C. Initial results are expected to be available in mid-2023.
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

Consistent with prior data sets in other patient populations, administration of vidofludimus calcium in this clinical trial was observed to be safe and well-tolerated. No new safety signals were observed. As compared to placebo, there were no increased rates of infections and infestations, no elevated rates of liver events or liver enzyme elevations, and no elevated rates for changes in hematology-related laboratory variables. The most common adverse events in this clinical trial were anemia (15/263 patients, 5.7%), headache (9/263 patients, 3.4%) and COVID-19 (7/263 patients, 2.7%). Most adverse events were generally mild in severity.

As is common for the design of clinical trials in UC, the use of oral systemic corticosteroids (≤20 mg/day prednisolone equivalent) was allowed in CALDOSE-1 in patients who had been treated with corticosteroids for at least four weeks before randomization. Doses of corticosteroids were required to be kept constant throughout the induction phase (weaning was not allowed in this phase of the clinical trial), and the distribution of patients using corticosteroids was equal throughout all treatment groups. Surprisingly, CALDOSE-1 data suggest a previously unknown treatment interference between the efficacy of vidofludimus calcium and the concurrent use of corticosteroids in the UC patient population. More specifically, the non-steroid patient population showed an 11.4% advantage in clinical remission for vidofludimus calcium over placebo (pooled vidofludimus calcium treatment groups at week 10: 14.7%, placebo: 3.3%). Such a difference in clinical remission between active treatment and placebo would traditionally be considered as confirming therapeutic activity. In contrast, patients concomitantly taking vidofludimus calcium and corticosteroids during induction treatment had a lower rate of clinical remission at week 10 (11.5%) than placebo patients (20.6%) and also lower than the group of vidofludimus calcium monotherapy without concurrent use of steroids (14.7%). This treatment interference between vidofludimus calcium and corticosteroids was not expected based on our analysis of currently available preclinical or clinical data.

Based on these results, we announced that our development programs in the IBD indications will not be continued without a partner.

Investigator-Sponsored Phase 2 IONIC Trial in Moderate-to-Severe COVID-19 Closed Down

On June 23, 2022, sponsor and lead site, University Hospitals Coventry and Warwickshire NHS Trust, London, United Kingdom, informed us that the investigator-sponsored Phase 2 IONIC trial for the treatment of patients with moderate-to-severe COVID-19 is being closed down. Recruitment for the trial ended on May 20, 2022 and the last patient follow-up occurred in September 2022. On September 29, 2022, we were informed that the sponsor submitted the end of trial declaration. The trial was a prospective, randomized, parallel-group, open-label Phase 2b trial, designed to evaluate efficacy and safety of vidofludimus calcium in combination with the neuraminidase inhibitor, Oseltamivir (TamifluⓇ), in approximately 120 adult patients with moderate-to-severe COVID-19.

Pre-Planned Phase 1b Interim Analysis of Izumerogant in Moderate-to-Severe Psoriasis and Goodwill Impairment

On October 20, 2022, we announced the outcome of a pre-planned interim group-level data analysis of our Phase 1b clinical trial of izumerogant in patients with moderate-to-severe psoriasis. The overall trial is ongoing. The pre-planned interim analysis revealed that the group averages for Psoriasis Area and Severity Index ("PASI”) reductions in the two active arms did not separate from placebo at four weeks. Although the active arms performed in line with expectations, based on similarly designed trials, the trial experienced a greater decrease than expected in PASI in the placebo arm. Administration of izumerogant and placebo in this trial were demonstrated to be safe and well-tolerated, and no new safety signals were observed. We plan to provide further updates and guidance on potential next steps for this development program towards the end of the first quarter of 2023.

Following the announcement of our interim group level data on October 20, 2022, our stock price experienced a significant decline from the prices preceding the announcement and the recent prices raised in our October 10, 2022 Private Placement. We considered these to be triggering events indicating that it is more likely than not that goodwill is impaired. Upon further evaluation we incurred a non-cash full impairment of our goodwill of approximately $33.0 million in the quarter ended December 31, 2022.

Phase 1 Clinical Trial of Izumerogant in mCRPC

The pre-planned dose escalation in the Phase 1 clinical trial of izumerogant in mCRPC with dosing of up to 900 mg daily has been completed. Initial safety data available, to date, show a promising safety profile, with only benign adverse events and no dose limiting toxicities.

Izumerogant Composition-of-Matter Patents Granted

On February 2, 2022, we received a Notice of Allowance from the USPTO for patent application 16/644581, entitled, “IL-17 and IFN-gamma inhibition for the treatment of autoimmune diseases and chronic inflammation”. We also received notice of allowance of patent application EP18762111.5 in Europe, and notice of grant of patent application 2018330633 in Australia. All three patents cover composition-of-matter of izumerogant and related formulations, and are expected to provide protection into at least 2038, without accounting for potential Patent Term Extension ("PTE") in the United States or Supplementary Protection Certificates in Europe, respectively.

Results of Exploratory Phase 1 Drug-Drug Interaction Study of Izumerogant

An exploratory Phase 1 study was completed in 15 evaluable healthy human subjects to assess the drug-drug interaction potential of izumerogant. No relevant signals for drug-drug interaction potential were observed and treatment was safe and well-tolerated.

Phase 1 Clinical Trial of Izumerogant, Results of Parts A and B in Healthy Human Subjects

On July 12, 2021, we provided an update on our izumerogant program, including new preclinical and clinical data. The main result from preclinical investigations was that izumerogant inhibits cytokine production (thought to be a pre-condition for its use in immunological and autoimmune diseases) while maintaining the known and required physiological functions of maturing T lymphocytes. In ex vivo mouse cell differentiation and maturation assays, izumerogant was observed to selectively inhibit RORγt-dependent gene expression during Th17 differentiation without affecting either RORγt-dependent gene regulation relevant to thymocyte development, or the viability of these cells. In third-party research, impairment of thymocyte development has been shown to be associated with serious safety issues, including, among others, T cell malfunction and potential lymphoma formation. We believe that izumerogant's observed selectivity may enable it to inhibit both the generation of Th17 cells and the production of IL-17 cytokines that are responsible for the development of autoimmune diseases, without impairing thymocyte development, which is associated with the potential risk of lymphoma seen with other, third-party RORγt programs.

On December 14, 2021, we provided an update on the preclinical and clinical development of izumerogant, announcing that:

•Unblinded data from the single ascending dose part of the ongoing Phase 1 clinical trial of a new powder-in-capsule formulation of izumerogant, in which healthy human subjects were treated with 100 mg, 200 mg, 300 mg and 400 mg of this new formulation or placebo, found these single ascending daily doses of izumerogant to be safe and well-tolerated, and no maximum tolerated dose was reached. No serious adverse events occurred. A dose-proportional PK profile was observed across the investigated dose range.

•Unblinded data from the multiple ascending dose part of the ongoing Phase 1 clinical trial, in which healthy human subjects were dosed for 14 days with 150 mg either once or twice daily doses of izumerogant or placebo, found these multiple ascending doses of izumerogant to be safe and well-tolerated, and no maximum tolerated dose was reached. Treatment emergent adverse events were generally mild in severity, with moderate treatment emergent adverse events reported in one of eleven izumerogant treated subjects, compared with one of four subjects on placebo. No serious adverse events were reported. No dose-dependent changes in laboratory values (including no effects on liver enzymes or in hematological parameters), vital signs or in electrocardiographic evaluations were found. PK analysis showed that stable steady-state plasma concentrations were achieved within the first week of dosing with an accumulation factor for izumerogant allowing predictable trough levels during daily dosing.

•Based on the favorable safety and tolerability data observed in healthy human subjects, our Phase 1 clinical trial of izumerogant was expanded in October 2021 to include a third portion, part C, in which moderate-to-severe psoriasis patients are randomized to 28-day treatment of izumerogant or placebo. Assessments include safety, tolerability, PK and PD markers, as well as skin evaluations.

•In previous preclinical in vitro data, it was shown that izumerogant selectively inhibits Th17 differentiation and IL-17 production, whereas RORγt was unaffected by izumerogant during thymocyte maturation and, therefore, does not harm normal thymocyte maturation. Data from acute and chronic treatment of mice corroborated in vivo that izumerogant is the first molecule observed to impact neither thymus size, thymocyte numbers, nor the maturation status of thymocytes, in contrast to two other known inhibitors of RORγt.

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

Executive Chairman Agreement with Duane Nash

On April 15, 2020, the compensation committee of the Board of Directors of the Company independently reviewed and approved entering into an employment agreement with the Executive Chairman of the Board, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Dr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship with a base salary of $25,417 per month pursuant to which Dr. Nash serves as Executive Chairman and contemplated a term that ends on October 15, 2020. On October 15, 2020, the Company and Dr. Nash entered into an addendum (the “First Addendum”) to extend the term of the Executive Chairman Agreement to April 15, 2021. In connection with the First Addendum, the Company made a one-time award to Dr. Nash of an option to purchase 120,000 shares of Company common stock, which vests monthly over six months commencing on November 15, 2020. On April 15, 2021, the Company and Dr. Nash entered into Addendum No. Two (the “Second Addendum”) to extend the term of the Executive Chairman Agreement to April 15, 2022. In connection with the Second Addendum, the Company made a one-time award to Dr. Nash of an option to purchase 90,000 shares of Company common stock, which vests monthly over 12 months commencing on May 15, 2021, and to increase Dr. Nash’s monthly base salary to $27,960 from $25,417. On March 15, 2022, the Company and Dr. Nash entered into Addendum No. Three (the “Third Addendum”), which extended the term of employment from April 15, 2022 to December 31, 2022 with a base salary of $29,358 per month. In connection with the Third Addendum, the Company made a one-time award to Dr. Nash of an option to purchase 75,000 shares of the Company’s common stock, which vests monthly over 12 months commencing on April 10, 2022. On December 28, 2022, the Company and Dr. Nash entered into Addendum No. Four, which extended the term of employment from December 31, 2022 to December 31, 2023 with a base salary of $30,250 per month (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board). All other terms of the Executive Chairman Agreement remain the same.

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
Foreign Currency Translation and Presentation
Our reporting currency is US dollars. During the twelve months ended December 31, 2022 and 2021, Immunic AG’s operations were located in Germany with the euro being its functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar. All amounts in the financial statements where the functional currency is not the US dollar are translated into US dollar equivalents at exchange rates as follows:
• assets and liabilities at reporting period-end rates;
• income statement accounts at average exchange rates for the reporting period; and
• components of equity at historical rates.
Gains and losses from translation of the financial statements into US dollars are recorded in stockholders’ equity net of the anticipated income tax effects as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as general and administrative expenses in the Consolidated Statements of Operations. Foreign currency transaction gains and losses related to long-term intercompany loans that are payable in the foreseeable future are recorded in Other Income (loss). The Consolidated Statements of Cash Flows were prepared by using the average exchange rate in effect during the reporting period which reasonably approximates the timing of the cash flows.

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
Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, an unfavorable clinical trial result, a significant adverse change in legal or business climate, industry or market conditions, an adverse regulatory action, sustained decrease in stock price or unanticipated competition.
On October 20, 2022, we announced the outcome of a significant interim analysis of our Phase 1b clinical trial of izumerogant in patients with moderate-to-severe psoriasis which was not deemed positive progress. On October 21, 2022, we experienced a significant decrease in our market capitalization. We considered this to be a triggering event as the fair market value of the company was less than its book value indicating that it is more likely than not that goodwill is impaired. Upon further evaluation, we recorded an approximately $33.0 million goodwill impairment charge in the fourth quarter of 2022 which represents a full write down of our previous goodwill balance. We did not have any goodwill impairment during the year ended December 31, 2021.
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, izumerogant and IMU-856. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program for clinical trials in RRMS, UC, PMS and COVID-19.
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
Collaboration Arrangements
Certain collaboration and license agreements may include payments to or from the Company of one or more of the following: non-refundable or partially refundable upfront or license fees; development, regulatory and commercial milestone payments; payment for manufacturing supply services; partial or complete reimbursement of research and development costs; and royalties on net sales of licensed products. The Company assesses whether such contracts are within the scope of Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” and ASU No. 2018-18, “Collaborative Arrangements” ("ASU 2018-18"). ASU 2018-18, clarifies that certain elements of collaborative arrangements could qualify as transactions with customers in the scope of ASC 606.
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
We utilize the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of December 31, 2022 and 2021, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We are subject to U.S. federal, New York, California, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2017 through 2021 are subject to audit by German and Australian tax authorities. The Company is not currently under examination by any tax jurisdictions.
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
Since our inception in March 2016, we have spent a total of approximately $214.8 million in research and development expenses through December 31, 2022.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, izumerogant and IMU-856. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program, for clinical trials in MS, UC, COVID-19 and PSC.
In August 2019, Immunic AG received a grant of up to approximately $730,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds have been used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $611,000 of income in total of which $254,000 and $178,000 were recorded in 2022 and 2021, respectively, and were classified in Other Income in the accompanying consolidated statement of operations.
Our research and development expenses are expected to increase in the foreseeable future as we continue to conduct ongoing research and development activities, initiate new preclinical and clinical trials and build our pipeline of product candidates. Our research and development expenses may also increase in the foreseeable future due to the current inflationary environment as well as supply chain shortages, which result in increased costs. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving regulatory approval for any of our product candidates.
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
Other Income (Expense), Net
Interest Income
Interest income consists of interest earned on our money market funds and bank accounts which are a portion of our cash and cash equivalents balance. Our interest income has been increasing throughout 2022 as interest rates in the U.S. have been increasing.
Other Income (Expense), Net
Other income (expense) consists primarily of a research and development tax incentive related to clinical trials performed in Australia and foreign currency transaction gains and losses related to long-term intercompany loans that are payable in the foreseeable future. The intercompany loan between Immunic Inc. and Immunic AG was settled on September 28, 2022 through an equity infusion from Immunic Inc. to Immunic AG.

Results of Operations
Comparison of Fiscal Years Ended December 31, 2022 and 2021
The following table summarizes our operating expenses for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Years Ended December 31,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$71,255	$61,115	$10,140	17%
General and administrative	15,263	13,300	1,963	15%
Goodwill impairment (see Note 2)	32,970	—	32,970	NM
4SC royalty settlement (see note 4)	—	17,250	(17,250)	NM
Total operating expenses	119,488	91,665	27,823	30%
Loss from operations	(119,488)	(91,665)	(27,823)	30%
Total other expense, net	(919)	(1,280)	361	(28)%
Net loss	(120,407)	(92,945)	(27,462)	30%

Research and development expenses increased by $10.1 million during the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The increase reflects (i) a $9.2 million increase in external development costs related to the Phase 3 program of vidofludimus calcium in relapsing multiple sclerosis, (ii) a $3.9 million increase in external development costs related to the clinical trials of izumerogant, (iii) a $3.9 million increase in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in progressive multiple sclerosis, (iv) a $2.5 million increase in personnel expense in research and development, $1.5 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, and (v) a $1.4 million increase in external development costs related to the Phase 1 clinical trial of IMU-856. The increases were partially offset by (i) a decrease of $5.8 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in ulcerative colitis, (ii) a $3.0 million decrease in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in COVID-19, (iii) a decrease of $1.3 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in relapsing-remitting multiple sclerosis, and (iv) a decrease of $0.7 million in external development costs across numerous categories.

General and administrative expenses increased by $2.0 million during the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The increase was primarily due to (i) a $1.6 million increase in personnel expense in general and administrative, $0.5 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, (ii) a $0.3 million increase in travel expenses, and (iii) a $0.1 million net increase across numerous categories.
On October 20, 2022, we announced the outcome of a significant interim analysis of our Phase 1b clinical trial of izumerogant in patients with moderate-to-severe psoriasis, which was not deemed positive progress. On October 21, 2022, we experienced a significant decrease in the Company's market capitalization. The Company considered this to be a triggering event indicating that it is more likely than not that goodwill is impaired. Upon further evaluation, we recorded an approximately $33.0 million non-cash goodwill impairment charge in the fourth quarter of 2022 which represents a full write down of our previous goodwill balance.

On March 31, 2021, Immunic AG and 4SC AG entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of the 4.4% royalty on net sales for $17.25 million (Tranche III of the Agreement). The payment was made 50% in cash and 50% in shares of Immunic’s common stock. No further payment obligations remain between Immunic and 4SC AG.

Other expense decreased by $0.4 million during the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The decrease was primarily attributable to (i) a $1.0 million increase in interest income as a result of higher interest rates, and (ii) a $0.5 million increase in research and development tax incentives for clinical trials in Australia as a result of increased spending on clinical trials in Australia. This was offset by a $1.1 million decrease in grants.
Liquidity and Capital Resources
Overview
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. Our net losses were approximately $120.4 million and $92.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $317.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the development of our product candidates and add personnel necessary to operate as a company with an advanced pipeline of product candidates. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.
From inception through December 31, 2022, we have raised net cash of approximately $355.5 million from private and public offerings of preferred and common stock. As of December 31, 2022, we had cash and cash equivalents of approximately $106.7 million and investments - other of $9.6 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
In November 2020, we filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of February 17, 2023, there is $75.0 million remaining on this shelf registration statement.
In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement with SVB Leerink as agent ("December 2020 ATM"). We have used and intend to continue to use the net proceeds from the December 2020 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of February 17, 2023, $8.4 million in capacity remains under the December 2020 ATM.
In May 2022, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Securities LLC as agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Securities LLC on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Securities LLC at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of February 17, 2023, $80.0 million in capacity remains under the May 2022 ATM.
For the year ended December 31, 2022, we raised gross proceeds of $40.9 million pursuant to the December 2020 ATM through the sale of 4,204,113 shares of common stock at a weighted average price of $9.72 per share. The net proceeds from the December 2020 ATM were $39.6 million after deducting underwriter commissions of $1.2 million.

Equity Offerings
$60 Million Private Placement Equity Financing
On October 10, 2022, we entered into a Securities Purchase Agreement for a private placement with select accredited investors and certain existing investors. Pursuant to the Securities Purchase Agreement, the Company agreed to sell to the Purchasers (i) 8,696,552 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a purchase price of $4.35 per Share, and (ii) 5,096,552 pre-funded warrants to purchase Common Stock, at a purchase price of $4.34 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.01 per share of Common Stock, are immediately exercisable and remain exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. All of the Pre-Funded Warrants were exercised in January 2023.

The Private Placement closed on October 12, 2022. The gross proceeds of the Private Placement were approximately $60.0 million, before deducting offering expenses payable by the Company. The Company intends to use the net proceeds from the Private Placement to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), izumerogant (IMU-935) and IMU-856, and for other general corporate purposes.
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
•the scope, progress, duration, results and costs of research and development and ongoing clinical trials;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, strategic alliances, collaborations and licensing arrangements. Recent developments, however, will make it more difficult and costly for us to obtain funding for our cash needs. We do not expect to achieve revenue from product sales prior to the use of the net proceeds from our public and private offerings to date. We do not have any committed external source of funds. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and it may be on terms that are not favorable to us or our stockholders. Sales of equity securities will also be more difficult for at least the foreseeable future because of general volatility in the equity markets for companies like us, as well as the significant decline in the trading price of our stock following our announcement on October 21, 2022 of the Phase 1b interim analysis of izumerogant in moderate-to-severe psoriasis. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. Also, the cost of debt financing has increased due to the rise in interest rates beginning in March 2022. If we raise additional funds through collaborations and licensing arrangements with third parties, we would expect to relinquish substantial rights to our technologies or our future products, or grant licenses on terms that may not be favorable to us. If we were to complete a merger, we may relinquish all control over the organization and could experience detrimental tax effects. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets. Any of these factors could harm our operating results and could result in substantial declines in the trading price of our common stock.
As of December 31, 2022, we had cash and cash equivalents of approximately $106.7 million.
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31 (in thousands):

	2022	2021
Cash (used in) provided by:
Operating activities	$(65,144)	$(83,233)
Investing activities	(9,741)	(67)
Financing activities	95,760	42,841

Net cash used in operating activities
During the year ended December 31, 2022, operating activities used $65.1 million of cash. The use of cash related to our net loss of $120.4 million adjusted for non-cash charges of $45.7 million related to $33.0 million of goodwill impairment, $7.9 million of stock-based compensation and a $4.8 million foreign currency loss as well as a $9.5 million net change in our operating assets and liabilities. Changes in our operating assets and liabilities consisted primarily of an decrease of $7.5 million in prepaid expenses and other current assets combined with a $2.0 million increase in other current liabilities, accrued expenses and accounts payable. The decrease in prepaid expenses and other current assets is primarily due to lower prepaid clinical costs. The increase in liabilities is primarily due to an increase in clinical costs as a result of the start of our Phase 3 clinical studies for RMS and Phase 2 clinical studies for PMS.
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
Net cash used in investing activities
During the year ended December 31, 2022, net investing activities used $9.7 million of cash, primarily due to purchase of 9.6 million of time deposits that had an original maturity of greater than three months and the purchase of equipment.
During the year ended December 31, 2021, net investing activities used $0.1 million of cash, primarily due to purchase of equipment.
Net cash provided by financing activities
During the year ended December 31, 2022, financing activities provided $95.8 million of cash of consisting of net cash proceeds from the sale of common stock under the $60 Million Private Placement Equity Financing and the December 2020 ATM.
During the year ended December 31, 2021, financing activities provided $42.8 million of cash of consisting of net cash proceeds from the sale of common stock under the July 2021 equity offering and the December 2020 ATM.
Off-Balance Sheet Arrangements
Through December 31, 2022, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Other Commitments and Obligations
In May 2016, the Company entered into a purchase agreement with 4SC whereby the Company acquired certain assets, including the rights to patents and patent applications, trademarks and know-how. This transaction was accounted for as an asset acquisition under Accounting Standards Update 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business. The Agreement included payments (Tranches III and IV) that were contingent upon the occurrence of certain events and required the Company to pay royalties equal to 4.4% of the aggregated net sales for a certain period as defined in the Agreement (Tranche III) upon commercialization of the acquired assets. Effective April 12, 2019, the parties agreed to settle Tranche IV by issuing 120,070 shares of the Company’s common stock to 4SC at the time, while keeping the obligation to pay Tranche III in effect. Approximately $1.5 million of expense was recorded as a result of the issuance of these shares on April 12, 2019. On March 31, 2021, Immunic AG, a wholly-owned subsidiary of the Company, and 4SC AG entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of the 4.4% royalty on net sales for $17.3 million (Tranche III of the purchase agreement). The payment was made 50% in cash and 50% in shares of Immunic’s common stock. Pursuant to the Agreement, the Company filed a resale shelf registration statement on Form S-3 covering the resale of the Shares. With the execution of the Agreement, no further payment obligations remain between Immunic AG and 4SC AG.
See Note 2 - Collaboration Arrangements of the Notes to the Financial Statements regarding the Company’s obligations under the option agreement with Daiichi Sankyo, which includes the potential payment of future development, regulatory and sales milestone payments, as well as royalties related to IMU-856.
 Maturities of the operating lease obligation are as follows as of December 31, 2022 (in thousands):

2023	$647
2024	$680
2025	$355
2026	$—
2027	$—
Thereafter	$—
Total lease payments	$1,682
Less: interest portion	$147
Present value of lease obligation	$1,535
Contractual Obligations
As of December 31, 2022, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium, izumerogant and IMU-856 totaling approximately $4.5 million, all of which is expected to be paid in 2023.
Recently Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $106.7 million as of December 31, 2022, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $28.9 million of these funds are held in German bank accounts that were earning between 1%-2.5% interest as of December 31, 2022. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
Foreign Currency Exchange Risk
Our primary research and development operations are conducted in our facilities in Germany. We have entered into and may continue to enter into international agreements, primarily related to our clinical studies. Accordingly, we have exposure to foreign currency exchange rates and fluctuations between the U.S. dollar and foreign currencies, primarily the euro and the Australian dollar, which could adversely affect our financial results, including income and losses as well as assets and liabilities. To date, we have not entered into, and do not have any current plans to enter into, any foreign currency hedging transactions or derivative financial transactions. Our exposure to foreign currency risk will fluctuate in future periods as our research and clinical development activities in Europe and Australia change. We currently maintain a significant amount of our assets outside of the U.S.

The functional currencies of our foreign subsidiaries are the applicable local currencies. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses related to long-term intercompany loans that are payable in the foreseeable future are recorded in Other Income (Expense). Our German subsidiary is currently a significant portion of our business and, accordingly, a change of 10% in the currency exchange rates, primarily the euro, could have a material impact on their financial position or results of operations.
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. As of December 31, 2022, our German and Australian subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $27.7 million. A decrease of approximately $2.8 million in net current assets would result as of December 31 2022, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the year ended December 31, 2022, would have impacted our net loss by approximately $7.3 million, primarily due to the euro.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance (a) that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (b) that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (c) regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2022, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement (the “Definitive Proxy Statement”), to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Election of Directors,” “Board of Directors and Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item will be found in our Definitive Proxy Statement under the heading "Security Ownership" and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be found in our Definitive Proxy Statement under the headings "Board of Directors and Corporate Governance" and "Related Person Transactions" and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.

Information required by this item will be found in our Definitive Proxy Statement under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Page
1. Financial Statements. We have filed the following documents as part of this Annual Report:

Report of Baker Tilly US, LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Loss	F-6
Consolidated Statements of Stockholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9

2. Financial Statement Schedules. None.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
4.1	2019 Omnibus Equity Incentive Plan.	S-8	4.1	September 20, 2019
4.2*	Description of Registrant's Securities	8-K	4.2	February 26, 2020
4.3	Form of Pre-Funded Warrant	8-K	4.3	October 11, 2022
10.1	Sales Agreement, dated July 17, 2019, between Immunic, Inc. and SVB Leerink LLC.	8-K	10.1	July 17, 2019
10.2	Option and License Agreement, dated September 27, 2018, between Immunic AG and Daiichi Sankyo Company, Ltd.	8-K	10.2	July 17, 2019
10.3	Asset Purchase Agreement, dated May 13, 2016, between Immunic AG and 4SC AG.	8-K	10.3	July 17, 2019
10.4+	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.5+*	Service Agreement dated August 22, 2016 between Immunic AG and Dr. Andreas Muehler
10.6+*	Service Agreement dated September 29, 2016 between Immunic AG and Daniel Vitt
10.7+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.8+	Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	September 5, 2019
10.9+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
10.10+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	99.2	September 5, 2019
10.11+	Addendum, dated September 4, 2019, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	99.4	September 5, 2019
10.12	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.13	Second Addendum to Employment Agreement dated October 15, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	April 19, 2021
10.14	Placement Agency Agreement, dated April 23, 2020, between Immunic, Inc. and Roth Capital Partners, LLC	8-K	10.1	April 20, 2020
10.15	Form of Securities Purchase Agreement, dated April 23, 2020, between Immunic, Inc. and the investors party thereto.	8-K	10.2	April 20, 2020
10.16	Placement Agency Agreement, dated June 10, 2020, between Immunic, Inc. and the Roth Partners, LLC	8-K	10.1	June 12, 2020
10.17	Form of Securities Purchase Agreement, dated June 10, 2020, between Immunic, Inc. and the investors party thereto	8-K	10.2	June 12, 2020
10.18	Underwriting Agreement, dated August 4, 2020, by and between Immunic, Inc. and SVB Leerink LLC.	8-K	1.1	August 10, 2020
10.19	Finance Contract, dated October 19, 2020, between Immunic, Inc., Immunic AG and European Investment Bank	8-K	10.1	October 20, 2020
10.20	Form of Guarantee Agreement between Immunic, Inc., Immunic AG and European Investment Bank.	8-K	10.2	October 20, 2020
10.21+	Sales Agreement, dated December 29, 2020 between Immunic, Inc. and SVB Leerink LLC	8-K	10.1	January 4, 2021
10.22+	Amendment Letter, dated November 11, 2020	8-K	10.1	November 13, 2020

10.23+	Settlement Agreement, dated March 31, 2021, between Immunic AG and 4SC AG.	8-K	10.1	March 31, 2021
10.24+	Addendum No. 2 to Employment Agreement dated April 15, 2021 between Immunic, Inc. and Duane Nash	8-K	10.1	April 15, 2021
10.25+	Second Addendum to Service Agreement between Immunic AG and Dr. Daniel Vitt	8-K	10.1	June 10, 2021
10.26+	Second Addendum, dated June 10, 2021 to Service Agreement between Immunic AG and Dr. Andreas Muehler	8-K	10.2	June 10, 2021
10.27+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.28+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.29+	Second Addendum, dated June 10, 2021, to Service Agreement between Immunic AG and Dr. Hella Kohlhof	8-K	99.2	June 10, 2021
10.30+	Underwriting Agreement, dated July 15, 2021, by and between Immunic, Inc. and Piper Sandler & Co	8-K	1.1	July 15, 2021
10.31+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.32+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Daniel Vitt	8-K	10.1	January 10, 2022
10.33+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Andreas Muehler	8-K	10.2	January 10, 2022
10.34+	Third Addendum, dated January 5, 2022, to Service Agreement between Immunic AG and Dr. Hella Kohlhof	8-K	10.3	January 10, 2022
10.35+	Addendum No. 3 to Employment Agreement, dated March 15, 2022, between Immunic, Inc. and Duane Nash	8-K	10.1	March 15, 2022
10.36	Sales Agreement dated as of May 2, 2022, between SVB Securities LLC and Immunic, Inc.	8-K	10.1	May 2, 2022
10.37	Securities Purchase Agreement, dated October 10, 2022, by and among the Company and the Purchasers	8-K	10.1	October 11, 2022
10.38+	Addendum No. 4 dated December 28, 2022 to Employment Agreement, between Immunic, Inc. and Duane Nash	8-K	10.1	December 30, 2022
10.39+	Fourth Addendum dated January 16, 2023 to the Service Agreement, between Immunic AG and Dr. Daniel Vitt	8-K	10.1	January 16, 2023
10.40+	Fourth Addendum dated January 16, 2023 to the Service Agreement, between Immunic AG and Dr. Andreas Muehler	8-K	10.2	January 16, 2023
10.41+	Fourth Addendum dated January 16, 2023 to the Service Agreement, between Immunic AG and Dr. Hella Kohlhof	8-K	10.3	January 16, 2023

21.1*	List of subsidiaries of the Registrant
23.1*	Consent of Baker Tilly U.S. LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

IMMUNIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Immunic, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immunic, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Assessment of accrual for research and development costs related to clinical trial activities

Critical Audit Matter Description

As described in Note 2 and 3 to the consolidated financial statements, the Company records expenses and accruals for estimated costs of research and development activities, including third party contract services costs for clinical research. Clinical trial activities performed by third parties are expensed based upon estimates of work completed in accordance with agreements with the respective Clinical Research Organization. Billing terms and payments are reviewed by management to ensure estimates of outstanding obligations are appropriate as of period end. Tracking the progress of completion for clinical trial activities performed by third parties allows the Company to record the appropriate expense and accruals under the terms of the agreements.

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

Minneapolis, MN

February 23, 2023

IMMUNIC, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$106,745	$86,863
Investments - other	9,629	—
Other current assets and prepaid expenses	9,490	18,125
Total current assets	125,864	104,988
Property and equipment, net	294	152
Goodwill (note 2)	—	32,970
Right of use asset, net	1,552	948
Other long-term assets	43	42
Total assets	$127,753	$139,100
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,281	$3,745
Accrued expenses	7,986	7,071
Other current liabilities	810	585
Total current liabilities	13,077	11,401
Long-term liabilities:
Operating lease liabilities	992	584
Total long-term liabilities	992	584
Total liabilities	14,069	11,985
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 39,307,286 and 26,335,418 shares issued and outstanding at December 31, 2022 and 2021, respectively	4	3
Additional paid-in capital	427,925	324,237
Accumulated other comprehensive income (loss)	3,035	(252)
Accumulated deficit	(317,280)	(196,873)
Total stockholders’ equity	113,684	127,115
Total liabilities and stockholders’ equity	$127,753	$139,100
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Operating expenses:
Research and development	$71,255	$61,115
General and administrative	15,263	13,300
Goodwill impairment (see Note 2)	32,970	—
4SC Royalty Settlement (See Note 4)	—	17,250
Total operating expenses	119,488	91,665
Loss from operations	(119,488)	(91,665)
Other income (expense):
Interest income	1,041	66
Other expense, net	(1,960)	(1,346)
Total other expense, net	(919)	(1,280)
Net loss	$(120,407)	$(92,945)

Net loss per share, basic and diluted	$(3.78)	$(3.93)

Weighted-average common shares outstanding, basic and diluted	31,819,006	23,652,779
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2022	2021
Net loss	$(120,407)	$(92,945)
Other comprehensive income:
Foreign currency translation income, net of tax	3,287	3,860
Total comprehensive loss	$(117,120)	$(89,085)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	21,168,240	$2	$266,823	$(4,112)	$(103,928)	$158,785
Net loss	—	—	—	—	(92,945)	(92,945)
Foreign exchange translation adjustment	—	—	—	3,860	—	3,860
Stock-based compensation	—	—	5,949	—	—	5,949
Issuance of common stock - July 2021 equity offering net of issuance costs of $2,980	4,500,000	1	42,019	—	—	42,020
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $23	73,221	—	729	—	—	729
Shares issued in connection with the Company's employee stock purchase plan	12,758	—	92	—	—	92
Issuance of common stock in connection with the 4SC royalty settlement (see note 4)	581,199	—	8,625	—	—	8,625
Balance at December 31, 2021	26,335,418	3	$324,237	$(252)	$(196,873)	$127,115
Net loss	—	—	—	—	(120,407)	(120,407)
Foreign exchange translation adjustment	—	—	—	3,287	—	3,287
Stock-based compensation	—	—	7,929	—	—	7,929
Issuance of common stock and Pre-funded Warrants - October 2022 PIPE transaction, net of issuance costs of $4,012	8,696,552	1	55,988	—	—	55,989
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $1,226	4,204,113	—	39,584	—	—	39,584
Shares issued in connection with the Company's employee stock purchase plan	70,351	—	182	—	—	182
Shares issued in connection with the Company's stock option plan	852	—	5	—	—	5
Balance at December 31, 2022	39,307,286	4	$427,925	$3,035	$(317,280)	$113,684
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(120,407)	$(92,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	85
Goodwill impairment (see Note 2)	32,970	—
Stock-based compensation	7,929	5,949
Foreign currency loss	4,757	4,332
Common stock issued in connection with the 4SC royalty settlement (see Note 4)	—	8,625
Changes in operating assets and liabilities:
Prepaid expenses and other assets	7,493	(12,800)
Accounts payable	799	176
Other liabilities	(124)	170
Accrued expenses and other current liabilities	1,362	3,175
Net cash used in operating activities	(65,144)	(83,233)
Cash flows from investing activities:
Purchases of Investments-other	(9,629)	—
Purchases of property and equipment	(112)	(67)
Net cash used in investing activities	(9,741)	(67)
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market offering, net of issuance costs of $1,226 and $23, respectively	39,584	729
Proceeds from shares issued in connection with the Company's employee stock purchase plan	182	92
Issuance of common stock and Pre-funded Warrants - October 2022 PIPE transaction, net of issuance costs of $4,012 and $0, respectively	55,989	—
Proceeds from the exercise of stock options	5	—
Proceeds from July 2021 public equity offering, net of issuance costs of $2,980	—	42,020
Net cash provided by financing activities	95,760	42,841
Effect of exchange rate changes on cash and cash equivalents	(993)	(130)
Net change in cash and cash equivalents	19,882	(40,589)
Cash and cash equivalents, beginning of year	86,863	127,452
Cash and cash equivalents, end of year	$106,745	$86,863
Supplemental disclosure of noncash investing and financing activities:
Common stock issued in connection with the 4SC royalty settlement (see Note 4)	$—	$8,625
Operating lease right-of use asset obtained in exchange for lease obligation	$974	$435

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a clinical-stage biopharmaceutical company with a pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company currently has approximately 66 employees.
The Company is currently pursuing clinical development of three orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with multiple sclerosis (“MS”); the izumerogant (proposed International Nonproprietary Name (“INN”) for IMU-935) program, which is an inverse agonist of retinoic acid receptor-related orphan nuclear receptor gamma truncated (“RORγt”) that inhibits the interleukin-17 (“IL-17”) pathway in diseases such as psoriasis; and the IMU-856 program, which is targeted to restore intestinal barrier function and regenerate bowel epithelium.
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. Immunic has never been profitable and has incurred operating losses in each year since inception (2016). Immunic has an accumulated deficit of approximately $317.3 million as of December 31, 2022 and approximately $196.9 million as of December 31, 2021. Substantially all of Immunic’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
Immunic expects to incur significant expenses and increasing operating losses for the foreseeable future as it initiates and continues the development of its product candidates and adds personnel necessary to advance its pipeline of product candidates. Immunic expects that its operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of development programs.
From inception through December 31, 2022, Immunic has raised net cash of approximately $355.5 million from private and public offerings of preferred and common stock. As of December 31, 2022, the Company had cash and cash equivalents of approximately $106.7 million and investments - other of $9.6 million. With these funds the Company expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying financial statements.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, ("U.S. GAAP") and include the accounts of Immunic and its wholly-owned subsidiaries, Immunic AG (which began operations in 2016) and Immunic Australia Pty Ltd. (which began operations in 2018). All intercompany accounts and transactions have been eliminated in consolidation. Immunic manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements. The most significant estimates in the Company’s financial statements and accompanying notes relate to recoverability of goodwill, clinical trial expenses and share-based compensation. Management believes its estimates to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions.

Foreign Currency Translation and Presentation
The Company’s reporting currency is United States (“U.S.”) dollars. Immunic AG is located in Germany with the euro being its functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar. All amounts in the financial statements where the functional currency is not the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows:
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
Cash and Cash Equivalents and Investments- other
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Time Deposits with an original maturity greater than three months are classified as Investments-other
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S of approximately $85.7 million, Germany of approximately $19.1 million and Australia of approximately $1.9 million. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions and believes that the Company is not exposed to any significant credit risk. The Company currently deposits its cash and cash equivalents with two large financial institutions. Our Cash and Cash equivalents in the U.S. is primarily held in a U.S. Government money market fund account and was earning interest at a rate of 4.3%. Our cash and cash equivalents in Germany and Australia were earning interest at a rate of —% to 0.87%
Investments - other consists of the following as of (in thousands):

	December 31, 2022	December 31, 2021
Time Deposits	$9,629	$0
	$9,629	$0
The time deposit accounts are held in our bank in Germany and are held in Euros and are earning interest at a rate of 0.61% to 0.87% and have a remaining maturity 3-4 months.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets which range from three years to thirteen years. Depreciation and amortization expense was $77,000 and $85,000 for the years ended December 31, 2022 and 2021, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the years ended December 31, 2022 and 2021 other than goodwill which is described below.
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
On October 20, 2022, the Company announced the outcome of a significant interim analysis of its Phase 1b clinical trial of izumerogant in patients with moderate-to-severe psoriasis that were not deemed positive progress. On October 21, 2022, the Company experienced a significant decrease in the Company's market capitalization. The Company considered this to be a triggering event indicating that it is more likely than not that goodwill was impaired. The Company performed an analysis of the fair value compared to the Company's book value, utilizing the Company's traded stock price (a level 1 fair value input). As a result of that analysis, the Company recorded an approximately $33.0 million non-cash goodwill impairment charge in the fourth quarter of 2022, which represents a full write down of its previous goodwill balance. The Company did not have any goodwill impairment during the year ended December 31, 2021. The changes in the carrying amount of goodwill for the years presented are as follows (amounts in thousands):

Carrying amount of goodwill at December 31, 2021	$32,970
Impairment of goodwill during the year ended December 31, 2022	(32,970)
Carrying amount of goodwill at December 31, 2022	$—
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, izumerogant and IMU-856. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program for clinical trials in RRMS, UC and COVID-19.
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
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of other (income) expense. Government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We recognized $2.3 million and $1.7 million of other income related to research activities performed during the years ended December 31, 2022 and 2021, respectively.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of December 31, 2022 and 2021, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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
Warrants
The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting

for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position
Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of December 31,
	2022	2021
Options to purchase common stock	3,791,688	2,157,460
Prefunded stock warrants	5,096,552	—
	8,888,240	2,157,460
Recently Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the Company's consolidated financial statements.

3. Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid Expense and Other Current Assets consist of (in thousands):

	December 31,
	2022	2021
Prepaid clinical and related costs	$5,608	$14,853
VAT receivable	296	279
Australian research and development tax incentive	2,361	1,871
Other	1,225	1,122
Total	$9,490	$18,125
Accounts Payable
Accounts Payable consist of (in thousands):

	December 31,
	2022	2021
Clinical and related costs	$3,749	$3,427
Legal and audit costs	288	72
Other	244	246
Total	$4,281	$3,745
Accrued Expenses
Accrued Expenses consist of (in thousands):

	December 31,
	2022	2021
Accrued clinical and related costs	$6,807	$6,214
Accrued legal and audit costs	169	96
Accrued compensation	890	674
Accrued other	120	87
Total	$7,986	$7,071
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	December 31,
	2022	2021
Lease liabilities	$571	$408
Other	239	177
Total	$810	$585
4. Commitments and Contingencies
Operating Lease
The Company leases certain office space under non-cancelable operating leases. The leases terminate on July 31, 2025 for the New York City office and June 30, 2025 for the Gräfelfing, Germany office. The Company formerly leased office space in

Planegg-Martinsried, Germany pursuant to a modified lease that terminated on August 31, 2020. These leases include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease was extended on December 22, 2022 for an additional 27 months resulting in the new lease termination date of July 31, 2025. The New York City lease has a renewal option, but this was not included in calculating the right of use asset and liabilities. On April 7, 2020, the Company signed a five year lease for its facility in Gräfelfing, Germany. On March 1, 2021 and August 1, 2022 the Company added additional lease space at the Gräfelfing, Germany office. Renewal options were not included in calculating the right of use asset and liabilities for this facility. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions. The New York City lease had a six month rent holiday at the beginning of the lease as well as a three month rent holiday upon the 27 month extension starting May 2023. There were net additions to right of use assets of $435,000 and $642,000 as a result of signing for additional lease space at the Gräfelfing, Germany office in March 2021 and August 2022, respectively. There were net additions to right of use assets of $332,000 as a result of extending the New York City lease in December 2022.
 The leases do not provide an implicit rate and, due to the lack of a commercially salable product, the Company is generally considered unable to obtain commercial credit. Therefore, the Company estimated its incremental interest rate to be 6% for the original leases and 8% for the New York City extension, considering the quoted rates for the lowest investment-grade debt and the interest rates implicit in recent financing leases. Immunic used its estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.
 Immunic’s operating lease costs and variable lease costs were $727,000 and $503,000 for the years ended December 31, 2022 and 2021, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
 Maturities of the operating lease obligation are as follows as of December 31, 2022 (in thousands):

2023	$647
2024	$680
2025	$355
2026	$—
2027	$—
Thereafter	$—
Total lease payments	$1,682
Less: interest portion	$147
Present value of lease obligation	$1,535
Contractual Obligations
As of December 31, 2022, the Company has non-cancelable contractual obligations under certain agreements related to its development programs in vidofludimus calcium, izumerogant and IMU-856 totaling approximately $4.5 million, all of which is expected to be paid in 2023.
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
5. Fair Value
The following fair value hierarchy table present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	85,521	85,521	—	—
Total assets at fair value	$85,521	$85,521	$—	$—

	Fair Value Measurement at December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$31,630	$31,630	$—	$—
Total assets at fair value	$31,630	$31,630	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds which are included as a component of cash and cash equivalents on the consolidated balance sheet, realized gains and losses are included in interest income (expense) on the consolidated statements of operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 4.3% in a U.S. Government money market fund.
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2022. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature. The fair value and book value of the money market funds presented in the table above are the same. For the assessment of the fair value of goodwill and the related impairment of goodwill we used a level one assessment in our testing of goodwill. See Note 2, Summary of significant accounting policies "Goodwill".
6. Common Stock
Shelf Registration Statements

In November 2020, Immunic filed a shelf registration statement on Form S-3. The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of February 17, 2023, there is $75.0 million remaining on this shelf registration statement

In December 2020, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement ("December 2020 ATM") with SVB Leerink as agent. The Company has used, and intends to continue to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of February 17, 2023, $8.4 million in capacity remains under the December 2020 ATM.

In May 2022, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Leerink as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of February 17, 2023, $80.0 million in capacity remains under the May 2022 ATM.
  The Company has agreed to pay SVB Leerink a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to both ATM's and has agreed to provide SVB Leerink with customary indemnification and contribution rights.
For the year ended December 31, 2022, the Company raised gross proceeds of $40.9 million pursuant to the December 2020 ATM through the sale of 4,204,113 shares of common stock at a weighted average price of $9.72 per share. The net proceeds from the December 2020 ATM were $39.6 million after deducting underwriter commissions of $1.2 million.
For the year ended December 31, 2021, the Company raised gross proceeds of $0.8 million pursuant to the December 2020 ATM through the sale of 73,221 shares of common stock at a weighted average price of $10.27 per share. The net proceeds from the December 2020 ATM were $0.7 million after deducting underwriter commissions of $22,555.

Equity Offerings
$60 Million Private Placement Equity Financing
On October 10, 2022, Immunic entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with select accredited investors and certain existing investors (each, a “Purchaser” and collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 8,696,552 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a purchase price of $4.35 per Share, and (ii) 5,096,552 pre-funded warrants (the “Pre-Funded Warrants”) to purchase Common Stock (the “Warrant Shares” and together with the Shares and the Pre-Funded Warrants, the “Securities”), at a purchase price of $4.34 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.01 per share of Common Stock, be immediately exercisable and remain exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. All of the pre-funded warrants were exercised in January of 2023.

The Private Placement closed on October 12, 2022. The gross proceeds of the Private Placement were approximately $60.0 million, before deducting offering expenses payable by the Company of approximately $4.0 million. The Company intends to use the net proceeds from the Private Placement to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), izumerogant (IMU-935) and IMU-856, and for other general corporate purposes.

The registration statement for these securities was deemed effective by Securities and Exchange Commission on December 20, 2022.
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
Common Stock
As of December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of any holders of preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through December 31, 2022, no cash dividends had been declared or paid.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20,000,000 shares of $0.0001 par value preferred stock, rights and preferences to be set by the board of directors. No preferred shares were outstanding as of December 31, 2022.

Stock Reserved for Future Issuance
Shares reserved for future issuance as of December 31, 2022 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	116,891
Prefunded stock warrants	5,096,552
Outstanding stock options	3,791,688
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	188,655
Total common shares reserved for future issuance	9,283,347

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

The Company has issued 70,351 and 12,758 shares under the ESPP for the twelve months ended December 31, 2022 and 2021, respectively. The Company recognized $96,000 and $46,000 of expense related to the plan in the twelve months ended December 31, 2022 and 2021, respectively.
Stock Option Programs
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which was adopted by the Board with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan includes an evergreen provision that allows for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2023 by a total of 4,408,871 shares. The 2019 Plan is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.

Movements during the year
The following table summarizes stock option activity for the twelve months ended December 31, 2022 and 2021 under the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,157,460	$13.54
Granted	1,886,263	$8.73
Exercised	(852)	$5.67
Forfeited or expired	(251,183)	$10.79
Outstanding as of December 31, 2022	3,791,688	$11.33	8.35	$375
Options vested and expected to vest as of December 31, 2022	3,791,688	$11.33	8.35	$375
Options exercisable as of December 31, 2022	1,398,490	$13.33	7.50	$—

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,117,160	$12.96
Granted	1,193,809	$14.08
Exercised	—	$—
Forfeited or expired	(153,509)	$13.50
Outstanding as of December 31, 2021	2,157,460	$13.54	8.74	$302,155
Options vested and expected to vest as of December 31, 2021	2,157,460	$13.54	8.74	$302,155
Options exercisable as of December 31, 2021	752,954	$13.48	8.15	$79,431

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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the years ended December 31, 2022 and 2021 was $6.81 and $10.52, respectively. The following are the underlying assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	2022	2021
Risk-free interest rate	2.09%	0.93%
Expected dividend yield	0%	0%
Expected volatility	97.8%	93.0%
Expected term of options (years)	6.0	6.0
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying audited consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$3,219	$1,760
General and administrative	4,710	4,189
Total	$7,929	$5,949
As of December 31, 2022 there was $15.6 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 2.74 years.
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
There remain 43,311 shares available for grant under the 2014 Plan as of December 31, 2022.
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
No expense was recorded for the plans assumed from Vital during the twelve months ended December 31, 2022 and 2021, respectively.

8. Income Taxes
Net loss before income tax was subject to tax in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2022	2021
United States	$(47,049)	$(11,222)
Germany	(67,448)	(78,869)
Foreign	(5,911)	(2,854)
	$(120,408)	$(92,945)
The rate reconciliation consists of the following:

	Years Ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
Foreign rate differential	2.2%	3.2%
Stock options	(1.1)%	(0.9)%
Tax effect of rate change	0.0%	0.0%
Goodwill impairment	(5.7)%	0.0%
Other	(0.7)%	(0.4)%
Change in valuation allowance	(15.7)%	(22.9)%
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As tax laws and rates change, deferred tax assets and liabilities are adjusted through income tax expense. There is no current or deferred income tax expense in the years ended December 31, 2022 and 2021, respectively.

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

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$19,830	$18,437
Stock-based compensation	742	576
Intangible Assets	2,923	3,848
Foreign net operating loss carryforwards	47,179	34,819
Unrealized gain or loss	1,686	1,130
Other, net	693	9
Total deferred tax assets	73,053	58,819
Deferred tax liabilities:
Property, plant and equipment	—	(2)
Total deferred tax liability	—	(2)
Net deferred tax assets	73,053	58,817
Less valuation allowance	(73,053)	(58,817)
	$—	$—

The Company has incurred net operating losses each year since inception due to its history as a development stage company with no realized revenues from its planned principal operations. These cumulative operating losses provide significant negative evidence in the determination of whether or not the Company will be able to realize deferred tax assets such as net operating losses and other favorable temporary differences. There can be no assurance that it will ever generate taxable income. As a result, the Company has maintained a full valuation allowance against the entire balance of its net deferred tax assets since the date of inception. The valuation allowance has increased by $14.2 million and $22.3 million and for the years ended December 31, 2021 and 20, respectively.

As of December 31, 2022, Immunic had available NOLs of approximately $190.2 million in Germany and Australia. These NOLs do not expire.

The U.S. federal NOL carryforwards of $15.6 million were generated prior to 2018 and expire over 20 years beginning in 2023. The $78.9 million of post 2017 federal NOL carryforwards do not expire. Sections 382 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses, to an annual limitation in the event of certain ownership changes, as defined. The Company may have undergone ownership changes and therefore may be limited in the amount of net operating losses available for utilization in the future.

The Company did not have any uncertain tax positions for the years ended December 31, 2022 and 2021, respectively.

Due to the full valuation allowance that the Company has on its net deferred tax asset balance, there are no uncertain tax positions that would impact the effective tax rate if recognized.

The Company is subject to U.S. federal, New York, California, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2018 through 2021 are subject to audit by German and Australian tax authorities. The Company is not currently under examination by any tax jurisdictions.

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

9. Related Party Transactions

Executive Chairman Agreement with Duane Nash

On April 15, 2020, the compensation committee of the Board of Directors of the Company independently reviewed and approved entering into an employment agreement with the Executive Chairman of the Board, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Dr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship with a base salary of $25,417 per month pursuant to which Dr. Nash serves as Executive Chairman and contemplated a term that ends on October 15, 2020. On October 15, 2020, the Company and Dr. Nash entered into an addendum (the “First Addendum”) to extend the term of the Executive Chairman Agreement to April 15, 2021. In connection with the First Addendum, the Company made a one-time award to Dr. Nash of an option to purchase 120,000 shares of Company common stock, which vests monthly over six months commencing on November 15, 2020. On April 15, 2021, the Company and Dr. Nash entered into Addendum No. Two (the “Second Addendum”) to extend the term of the Executive Chairman Agreement to April 15, 2022. In connection with the Second Addendum, the Company made a one-time award to Dr. Nash of an option to purchase 90,000 shares of Company common stock, which vests monthly over 12 months commencing on May 15, 2021, and to increase Dr. Nash’s monthly base salary to $27,960 from $25,417. On March 15, 2022, the Company and Dr. Nash entered into Addendum No. Three (the “Third Addendum”), which extended the term of employment from April 15, 2022 to December 31, 2022 with a base salary of $29,358 per month. In connection with the Third Addendum, the Company made a one-time award to Dr. Nash of an option to purchase 75,000 shares of the Company’s common stock, which vests monthly over 12 months commencing on April 10, 2022. On December 28, 2022, the Company and Dr. Nash entered into Addendum No. Four, which extended the term of employment from December 31, 2022 to December 31, 2023 with a base salary of $30,250 per month (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board). All other terms of the Executive Chairman Agreement remain the same.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Immunic, Inc.

Date: February 23, 2023	By:	/s/ DANIEL VITT
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

Signature	Title	Date

/s/ DANIEL VITT	Director, Chief Executive Officer and President	February 23, 2023
Daniel Vitt

/s/ GLENN WHALEY	Chief Financial Officer	February 23, 2023
Glenn Whaley

/s/ DUANE D. NASH	Executive Chairman	February 23, 2023
Duane D. Nash

/s/ TAMAR HOWSON	Director	February 23, 2023
Tamar Howson

/s/ JOERG NEERMANN	Director	February 23, 2023
Joerg Neermann

/s/ VINCENT OSSIPOW	Director	February 23, 2023
Vincent Ossipow

/s/ BARCLAY A. PHILLIPS	Director	February 23, 2023
Barclay A. Phillips

/s/ MARIA TORNSEN	Director	February 23, 2023
Maria Tornsen