Form 10-Q
period 2023-06-30
IMMUNIC, INC.
filed 2023-08-03
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

On July 28, 2023, 44,595,383 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,294	$106,745
Investments - other	—	9,629
Other current assets and prepaid expenses	9,257	9,490
Total current assets	86,551	125,864
Property and equipment, net	290	294
Right-of-use assets, net	1,855	1,552
Other long-term assets	43	43
Total assets	$88,739	$127,753
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,700	$4,281
Accrued expenses	12,613	7,986
Other current liabilities	928	810
Total current liabilities	18,241	13,077
Long term liabilities
Operating lease liabilities	1,214	992
Total long-term liabilities	1,214	992
Total liabilities	19,455	14,069
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 44,488,371 and 39,307,286 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	431,849	427,925
Accumulated other comprehensive income	3,982	3,035
Accumulated deficit	(366,551)	(317,280)
Total stockholders’ equity	69,284	113,684
Total liabilities and stockholders’ equity	$88,739	$127,753
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$21,172	$16,538	$44,135	$33,983
General and administrative	3,849	4,072	8,137	8,062
Total operating expenses	25,021	20,610	52,272	42,045
Loss from operations	(25,021)	(20,610)	(52,272)	(42,045)
Other income (expense):
Interest income	968	106	1,768	113
Other income (expense), net	54	(1,397)	1,233	(777)
Total other income (expense)	1,022	(1,291)	3,001	(664)
Net loss	$(23,999)	$(21,901)	$(49,271)	$(42,709)

Net loss per share, basic and diluted	$(0.54)	$(0.72)	$(1.12)	$(1.49)

Weighted-average common shares outstanding, basic and diluted	44,432,955	30,248,767	44,036,352	28,686,910
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(23,999)	$(21,901)	$(49,271)	$(42,709)
Other comprehensive income (loss):
Foreign currency translation	171	(350)	947	(408)
Total comprehensive loss	$(23,828)	$(22,251)	$(48,324)	$(43,117)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	39,307,286	$4	$427,925	$3,035	$(317,280)	$113,684
Net loss	—	—	—	—	(25,272)	(25,272)
Stock-based compensation	—	—	1,979	—	—	1,979
Foreign exchange translation adjustment	—	—	—	776	—	776
Shares issued from exercise of pre-funded warrants	5,096,552	—	51	—	—	51
Balance at March 31, 2023	44,403,838	$4	$429,955	$3,811	$(342,552)	$91,218
Net loss	—	—	—	—	(23,999)	(23,999)
Stock-based compensation	—	—	1,798	—	—	1,798
Foreign exchange translation adjustment	—	—	—	171	—	171
Shares issued in connection with the Company's Employee stock purchase plan	84,533	—	96	—	—	96
Balance at June 30, 2023	44,488,371	$4	$431,849	$3,982	$(366,551)	$69,284

Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	26,335,418	$3	$324,237	$(252)	$(196,873)	$127,115
Net loss	—	—	—	—	(20,808)	(20,808)
Stock-based compensation	—	—	2,069	—	—	2,069
Foreign exchange translation adjustment	—	—	—	(58)	—	(58)
Shares issued in connection with the Company's stock option plan	852	—	5	—	—	5
Issuance of common stock - at the market Sales Agreement net of issuance costs of $918	2,904,113	—	29,638	—	—	29,638
Balance at March 31, 2022	29,240,383	$3	$355,949	$(310)	$(217,681)	$137,961
Net loss	—	—	—	—	(21,901)	(21,901)
Stock-based compensation	—	—	2,062	—	—	2,062
Foreign exchange translation adjustment	—	—	—	(350)	—	(350)
Shares issued in connection with the Company's Employee stock purchase plan	24,612	—	130	—	—	130
Issuance of common stock - at the market Sales Agreement net of issuance costs of $308	1,300,000	—	9,946	—	—	9,946
Balance at June 30, 2022	30,564,995	$3	$368,087	$(660)	$(239,582)	$127,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(49,271)	$(42,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	41
Unrealized foreign currency loss	665	2,103
Stock-based compensation	3,777	4,131
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	312	139
Accounts payable	449	826
Accrued expenses	4,462	(861)
Other liabilities	63	(114)
Net cash used in operating activities	(39,489)	(36,444)
Cash flows from investing activities:
Sale of investments - other	9,796	—
Purchases of property and equipment	(125)	(40)
Net cash provided by (used in) investing activities	9,671	(40)
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market Sales Agreement, net	—	39,584
Proceeds from exercise of stock options	—	5
Proceeds from shares issued in connection with the Company's employee stock purchase plan	96	130
Proceeds from the exercise of pre-funded warrants	51	—
Net cash provided by financing activities	147	39,719
Effect of exchange rate changes on cash and cash equivalents	220	(2,020)
Net change in cash and cash equivalents	(29,451)	1,215
Cash and cash equivalents, beginning of period	106,745	86,863
Cash and cash equivalents, end of period	$77,294	$88,078
Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of use asset obtained in exchange for lease obligation	$544	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company currently has approximately 75 employees.

Immunic is pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with multiple sclerosis (“MS”) and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, UC, Crohn’s disease or irritable bowel syndrome with diarrhea; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.

The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $366.6 million as of June 30, 2023 and $317.3 million as of December 31, 2022. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through June 30, 2023, Immunic has raised net cash of approximately $355.6 million from private and public offerings of preferred and common stock. As of June 30, 2023, the Company had cash and cash equivalents of approximately $77.3 million. With these funds, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
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
Cash and Cash Equivalents and Investments - other
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Time Deposits with an original maturity greater than three months are classified as Investments - other.
Cash and cash equivalents and investments - other consist of cash on hand and deposits in banks located in the U.S. of approximately $62.7 million, Germany of approximately $14.4 million and Australia of approximately $0.2 million as of June 30, 2023. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and Cash equivalents in the U.S. are held at J.P. Morgan and as of June 30, 2023 are primarily held in a U.S. Government money market fund account earning interest at a rate of 5.0%. Cash and cash equivalents in Germany are earning interest at a rate of 1.75% to 2.75% during the period ended June 30, 2023.

Investments - other consists of the following as of (in thousands):

	June 30, 2023	December 31, 2022
Time Deposits	$0	$9,629
	$0	$9,629
The time deposit accounts in our bank in Germany matured in January and April, 2023, respectively.
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
Level 2—Inputs other than observable quoted prices for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The Company had no Level 2 assets or liabilities for the periods presented.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $22,000 and $20,000 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $54,000 and $41,000 for the six months ended June 30, 2023 and 2022, respectively
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and six months ended June 30, 2023 and 2022.
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

On October 20, 2022, the Company announced the outcome of a significant interim analysis of its Phase 1b clinical trial of izumerogant (IMU-935) in patients with moderate-to-severe psoriasis that were not deemed positive progress. On October 21, 2022, the Company experienced a significant decrease in the Company's market capitalization. The Company considered this to be a triggering event indicating that it is more likely than not that goodwill was impaired. The Company performed an analysis of the fair value compared to the Company's book value, utilizing the Company's traded stock price (a level 1 fair value input). As a result of that analysis, the Company recorded an approximately $33.0 million non-cash goodwill impairment charge in the fourth quarter of 2022, which represents a full write down of its previous goodwill balance.
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for its development programs, vidofludimus calcium, izumerogant and IMU-856. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program for clinical trials in MS, UC and COVID-19.
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
On January 5, 2020, the Company exercised its option to obtain the exclusive worldwide right to commercialization of IMU-856. Among other things, the option exercise grants Immunic AG the rights to Daiichi Sankyo’s patent application related to IMU-856, for which the Company received a notice of allowance from the U.S. Patent & Trademark Office in August 2022. In connection with the option exercise, the Company paid a one-time upfront licensing fee to Daiichi Sankyo. Under the Daiichi Sankyo Agreement, Daiichi Sankyo is also eligible to receive future development, regulatory and sales milestone payments, as well as royalties related to IMU-856.
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of other (income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to one million Euros per year. We recognized $0.3 million and $2.1 million of other income related to research activities performed during the three and six months ended June 30, 2023, respectively and $0.6 million and $1.4 million related to research activities performed during the three and six months ended June 30, 2022, respectively.

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

The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of June 30, 2023 and 2022, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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
Warrants
The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. All of the Company's 5,096,552 pre-funded warrants were exercised in January 2023.
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

	As of June 30,
	2023	2022
Options to purchase common stock	5,770,076	3,713,248
Recently Issued and/or Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	June 30, 2023	December 31, 2022
Prepaid clinical and related costs	$3,812	$5,608
VAT receivable	1,181	296
Australian research and development tax incentive	2,875	2,361
Other	1,389	1,225
Total	$9,257	$9,490
Accounts Payable
Accounts Payable consist of (in thousands):

	June 30, 2023	December 31, 2022
Clinical costs	$4,348	$3,749
Legal and audit costs	128	288
Other	224	244
Total	$4,700	$4,281
Accrued Expenses
Accrued expenses consist of (in thousands):

	June 30, 2023	December 31, 2022
Accrued clinical and related costs	$11,668	$6,807
Accrued legal and audit costs	123	169
Accrued compensation	716	890
Accrued other	106	120
Total	$12,613	$7,986
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	June 30, 2023	December 31, 2022
Lease liabilities	$671	$571
Other	257	239
Total	$928	$810

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
 Immunic’s operating lease costs and variable lease costs were $238,000 and $136,000 for the three months ended June 30, 2023 and 2022, respectively and $433,000 and $266,000 for the six months ended June 30, 2023 and 2022, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
Maturities of the operating lease obligation are as follows as of June 30, 2023 (in thousands):

2023	$362
2024	820
2025	495
2026	140
2027	144
Thereafter	136
Total	$2,097
Interest	220
PV of obligation	$1,877
Contractual Obligations
As of June 30, 2023, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium and IMU-856 totaling approximately $3.4 million, all of which is expected to be paid in the next twelve months.

Other Commitments and Obligations
Daiichi Sankyo Agreement
On January 5, 2020, the Company exercised its option to obtain the exclusive worldwide right to commercialization of IMU-856. Among other things, the option exercise grants Immunic AG the rights to Daiichi Sankyo’s patent application related to IMU-856, for which the Company received a notice of allowance from the U.S. Patent & Trademark Office in August 2022. In connection with the option exercise, the Company paid a one-time upfront licensing fee to Daiichi Sankyo. Under the Daiichi Sankyo Agreement, Daiichi Sankyo is also eligible to receive future development, regulatory and sales milestone payments, as well as royalties related to IMU-856.
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
5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$62,666	$62,666	$—	$—
Total assets at fair value	$62,666	$62,666	$—	$—

	Fair Value Measurement at Fair Value Measurement at December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$85,521	$85,521	$—	$—
Total assets	$85,521	$85,521	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds which are included as a component of cash and cash equivalents on the consolidated balance sheet, realized gains and losses are included in interest income (expense) on the consolidated statements of operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 5.0% in a U.S. Government money market fund.
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2023. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature. The fair value and book value of the money market funds presented in the table above are the same.

6. Common Stock
Shelf Registration Statement
In November 2020, Immunic filed a shelf registration statement on Form S-3. The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of July 28, 2023, there is $75.0 million remaining on this shelf registration statement.

In December 2020, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement ("December 2020 ATM") with SVB Leerink LLC (now Leerink Partners) as agent. The Company has used, and intends to continue to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink LLC on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink LLC at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of July 28, 2023, $8.1 million in capacity remains under the December 2020 ATM.

In May 2022, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Leerink LLC as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Securities LLC on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Securities LLC at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of July 28, 2023, $80.0 million in capacity remains under the May 2022 ATM.
  The Company has agreed to pay SVB Securities LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to both ATM's and has agreed to provide SVB Securities LLC with customary indemnification and contribution rights.
The Company did not have any ATM activity during the three or six months ended June 30, 2023.
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
Common Stock
As of June 30, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of any holders of preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through June 30, 2023, no cash dividends had been declared or paid.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, having rights and preferences to be set by the Board of Directors. No preferred shares were outstanding as of June 30, 2023.
Stock Reserved for Future Issuance
Shares reserved for future issuance at June 30, 2023 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee Stock Purchase Plan	32,358
Outstanding stock options	5,770,076
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	4,579,753
Total common shares reserved for future issuance	10,471,748

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

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 167,642 shares life-to-date under the ESPP. The Company recognized $37,000 and $83,000 of expense related to the plan during the three and six months ended June 30, 2023, respectively. The Company recognized $25,000 and $53,000 of expense related to the plan during the three and six months ended June 30, 2022, respectively.

Stock Option Programs
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which was adopted by the Board of Directors (the "Board") with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan included an evergreen provision that allowed for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2023 by a total of 4,408,871 shares. At the Company's Annual Shareholders meeting on June 28, 2023, shareholders voted to increase the allowable shares under the 2019 plan by 4,440,000 shares as well as to eliminate the evergreen provision. The 2019 Plan is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
Movements during the year
The following table summarizes stock option activity for the six months ended June 30, 2023 and 2022, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	3,791,688	$11.33
Granted	2,059,314	$1.45
Exercised	—	$—	—
Forfeited or expired	(80,926)	$8.25
Outstanding as of June 30, 2023	5,770,076	$7.85	8.42	$2,170,958
Options vested and expected to vest as of June 30, 2023	5,770,076	$7.85	8.42	$2,170,958
Options exercisable as of June 30, 2023	2,184,848	$12.05	7.43	$62,614

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,157,460	$13.54
Granted	1,702,513	$9.29
Exercised	(852)	$5.67
Forfeited or expired	(145,873)	$11.88
Outstanding as of June 30, 2022	3,713,248	$11.66	8.86	$23,870
Options vested and expected to vest as of June 30, 2022	3,713,248	$11.66	8.86	$23,870
Options exercisable as of June 30, 2022	1,127,085	$13.83	8.00	$—

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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the six months ended June 30, 2023 and 2022 was $1.17 and $7.25, respectively. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.93%	1.95%
Expected dividend yield	0%	0%
Expected volatility	101.6%	97.9%
Expected term of options (years)	5.99	6.00
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$889,000	$765,000	$1,792,000	$1,561,000
General and administrative	909,000	1,297,000	1,985,000	2,570,000
Total	$1,798,000	$2,062,000	$3,777,000	$4,131,000
As of June 30, 2023, there was $13.9 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 2.88 years.
Summary of Equity Incentive Plans Assumed from Vital Therapies
Upon completion of the Transaction with Vital Therapies, Inc. ("Vital") on April 12, 2019, Vital’s 2012 Stock Option

Plan (the “2012 Plan”), Vital’s 2014 Equity Incentive Plan (the “2014 Plan”) and Vital’s 2017 Inducement Equity Incentive Plan (the “Inducement Plan”), were assumed by the Company. All awards granted under these plans have either been forfeited or expired.
There remain 43,311 shares available for grant under the 2014 Plan as of June 30, 2023.
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
No expense was recorded for the plans assumed from Vital during the three and six months ended June 30, 2023 and 2022, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report and audited Consolidated Financial Statements for the years ended December 31, 2022 and 2021 of Immunic, Inc. filed with the Securities and Exchange Commission ("SEC"), in our Annual Report on Form 10-K on February 23, 2023. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Immunic” refer to Immunic, Inc. and its subsidiaries.

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

The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward-looking statements as a result of various factors, including those noted below under the caption “Part II, Item 1A-Risk Factors” and in the section headed “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 23, 2023, and the differences may be material. These risk factors include, but are not limited to statements relating to our three development programs and the targeted diseases; the potential for vidofludimus calcium, IMU-856 and IMU-381 to safely and effectively target diseases;

preclinical and clinical data for the Company’s development programs; the timing of current and future clinical trials and anticipated clinical milestones; the nature, strategy and focus of the Company; expectations regarding our capitalization and financial resources; the development and commercial potential of any product candidates of the Company; the Company’s expected cash runway; and our ability to retain certain personnel important to our ongoing operations and to maintain effective internal control over financial reporting.

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
Overview
Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We currently have approximately 75 employees.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with multiple sclerosis (“MS”) and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, UC, Crohn’s disease or irritable bowel syndrome with diarrhea; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.

The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), is being tested in several ongoing MS trials as part of its overall clinical program in order to support a potential approval for patients with MS in major markets. The Phase 3 ENSURE program of vidofludimus calcium in relapsing multiple sclerosis (“RMS”), comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, and the supportive Phase 2 CALLIPER trial of vidofludimus calcium in progressive multiple sclerosis (“PMS”) are ongoing and actively enrolling patients. Our current expectation is to report data from the interim analysis of the CALLIPER trial in fall of 2023 and to read-out top-line data at the end of 2024. Moreover, we currently expect to report data from the interim analysis of the ENSURE program in late 2024 and to read-out the first of the ENSURE trials at the end of 2025. Although we currently believe that each of these goals is achievable, they are each dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate.

If approved, we believe that vidofludimus calcium, with combined anti-inflammatory, anti-viral, and neuroprotective effects, has the potential to be a unique treatment option targeted to the complex pathophysiology of MS. Recently published preclinical data showed that vidofludimus calcium activates the neuroprotective transcription factor nuclear receptor related 1 (“Nurr1”), which is associated with direct neuroprotective properties and may enhance the potential benefit for patients. Additionally, vidofludimus calcium is a known inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”), which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with the anti-inflammatory and anti-viral effects of vidofludimus calcium. We believe that the combined mechanisms of vidofludimus calcium are unique in the MS space and support the therapeutic performance shown in our Phase 2 EMPhASIS trial in relapsing-remitting MS patients, in particular, via data illustrating the potential to reduce magnetic resonance imaging lesions, prevent relapses, reduce the rate of disability progression, and reduce levels of serum neurofilament light chain (“NfL”), an important biomarker of neuronal death. Vidofludimus calcium has shown a consistent pharmacokinetic, safety and tolerability profile and has already been exposed to more than 1,400 human subjects and patients in either of the drug’s formulations.

IMU-856 is an orally available and systemically acting small molecule modulator that targets Sirtuin 6 (“SIRT6”), a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. Based on preclinical data, we believe this compound may represent a unique treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, inflammatory bowel disease, irritable bowel syndrome with diarrhea and other intestinal barrier function associated diseases. We believe that, because IMU-856 has been shown in preclinical investigations to avoid suppression of immune cells, it may therefore have the potential to maintain immune surveillance for patients during therapy, which would be an important advantage versus immunosuppressive medications and may allow the potential for combination treatments with available treatments in gastroenterological diseases..

Data from the final portion of a Phase 1 clinical trial in celiac disease patients during periods of gluten-free diet and gluten challenge demonstrated positive effects for IMU-856 over placebo in four key dimensions of celiac disease pathophysiology: protection of the gut architecture, improvement of patients’ symptoms, biomarker response, and enhancement of nutrient absorption. IMU-856 was also observed to be safe and well-tolerated in this trial. We are currently preparing clinical Phase 2 testing of IMU-856 in ongoing active celiac disease, while also considering further potential clinical applications in other gastrointestinal disorders.

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
•Executing the IMU-856 development program, including preparation of a Phase 2 clinical trial in patients with ongoing active celiac disease.
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
Recent Events
Vidofludimus Calcium Acts as Potent Nurr1 Activator, Reinforcing Neuroprotective Potential in MS

On May 17, 2023, we announced the publication of preclinical data showing that vidofludimus calcium acts as a potent Nurr1 activator, in addition to its known mode of action as a DHODH inhibitor. Activation of Nurr1 could be responsible for the drug’s postulated neuroprotective effects and may contribute to the previously reported reduction of confirmed disability worsening events in MS patients. Specifically, preclinical data shows potent Nurr1 activation by vidofludimus calcium at low concentrations in several test systems. The data was published in the peer-reviewed, high impact Journal of Medicinal Chemistry, in a paper entitled, “Development of a potent Nurr1 agonist tool for in vivo applications.”

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

Appointment of Richard Rudick, M.D. to Board of Directors

On April 27, 2023, we announced the appointment of Dr. Richard Rudick as a member of our Board of Directors, effective as of April 26, 2023. As a Class III director, Dr. Rudick’s initial term lasted until our 2023 Annual Meeting of Stockholders held on June 28, 2023, at which meeting he was elected to a three year term expiring at the 2026 Annual Meeting of Stockholders.

Dr. Richard Rudick, age 72, has over 35 years of experience in the biopharmaceutical industry and academic medicine. Since January 2023, Dr. Rudick has been the President and CEO of Astoria Biologic, a private biotechnology company developing novel therapies for MS. Previously, Dr. Rudick served as the Vice President of Development Science at Biogen, Inc., a biotechnology company which engages in discovering, developing, and delivering therapies for neurological and neurodegenerative diseases, from May 2014 until September 2020. Dr. Rudick also served as a staff neurologist and director of the Mellen Center for the Cleveland Clinic from January 1987 until May 2014. Dr. Rudick holds an M.D. from Case Western Reserve University School of Medicine. The Nominating and Corporate Governance Committee and the Board believe that Dr. Rudick‘s extensive leadership in clinical research and development of MS treatments provides valuable clinical, strategy and management skills to the Board.

Director Not Standing for Re-Election at the 2023 Annual Meeting

Additionally, on April 26, 2023, Dr. Vincent Ossipow notified our Board that he plans to retire from the Board at the end of his current term and will not stand for re-election at the 2023 Annual Meeting. Dr. Ossipow continued to serve as a member of the Board until the date of the Annual Meeting, and as a member of the Nominating and Corporate Governance Committee until the date of the Annual Meeting, June 28, 2023. Dr. Ossipow’s decision not to stand for re-election was not the result of any disagreement with the Company or its management on any matter relating to the Company’s operations, policies or practices.

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
Since our inception in March 2016, we have spent a total of approximately $259.0 million in research and development expenses through June 30, 2023.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, izumerogant and IMU-856. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program, for clinical trials in MS, UC and COVID-19.
In August 2019, Immunic AG received a grant of up to approximately $730,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds have been used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $611,000 of income in total of which $0 and $100,000 were recorded in the six months ended June 30, 2023 and 2022, respectively, and were classified in Other Income in the accompanying consolidated statement of operations.
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

Other Income (Expense), Net
Other income (expense) consists primarily of a research and development tax incentive related to clinical trials performed in Australia, a German Government research and development grant and foreign currency transaction gains and losses related to long-term intercompany loans that are payable in the foreseeable future. The intercompany loan between Immunic, Inc. and Immunic AG was settled on September 28, 2022 through an equity infusion from Immunic, Inc. to Immunic AG.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our operating expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$21,172	$16,538	$4,634	28%
General and administrative	3,849	4,072	(223)	(5)%
Total operating expenses	25,021	20,610	4,411	21%
Loss from operations	(25,021)	(20,610)	(4,411)	21%
Total other income (expense)	1,022	(1,291)	2,313	(179)%
Net loss	$(23,999)	$(21,901)	$(2,098)	10%

Research and development expenses increased by $4.6 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase reflects (i) a $3.3 million increase in external development costs related to the Phase 3 program of vidofludimus calcium in relapsing multiple sclerosis, (ii) a $1.0 million increase in external development costs related to the Phase 1 clinical trial of IMU-856, (iii) a $1.0 million increase in external development costs related to the Phase 2 trial of vidofludimus calcium in progressive multiple sclerosis, (iv) a $0.7 million increase in drug supply for vidofludimus calcium to support our ongoing trials, (v) a $0.6 million increase in personnel expense in research and development related to an increase in headcount, $0.1 million of which was due to non-cash stock based compensation and (vi) a $0.7 million increase related costs across numerous categories. The increases were partially offset by (i) a decrease of $1.4 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in ulcerative colitis and (ii) a decrease of $1.3 million related to the IMU-935 psoriasis program.

General and administrative expenses decreased by $0.2 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was primarily due to a $0.4 million decrease for non-cash stock based compensation. The decrease was offset by an increase of $0.2 million related costs across numerous categories.

Other income increased by $2.3 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily attributable to (i) a $1.7 million decrease in foreign exchange losses, (ii) a $0.9 million increase in interest income as a result of higher interest rates and (iii) a $0.1 million increase for grants received. The increase was partially offset by a $0.4 million decrease in research and development tax incentives for clinical trials in Australia as a result of decreased spending on clinical trials in Australia.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our operating expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$44,135	$33,983	$10,152	30%
General and administrative	8,137	8,062	75	1%
Total operating expenses	$52,272	$42,045	$10,227	24%
Loss from operations	(52,272)	(42,045)	(10,227)	24%
Total other income (expense)	3,001	(664)	3,665	(552)%
Net loss	$(49,271)	$(42,709)	$(6,562)	15%

Research and development expenses increased by $10.2 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase reflects (i) a $7.2 million increase in external development costs related to the Phase 3 program of vidofludimus calcium in relapsing multiple sclerosis, (ii) a $2.0 million increase in external development costs related to the Phase 1 clinical trial of IMU-856, (iii) a $1.9 million increase in external development costs related to the Phase 2 trial of vidofludimus calcium in progressive multiple sclerosis, (iv) a $1.1 million increase in personnel expense in research and development related to an increase in headcount, $0.2 million of which was due to non-cash stock based compensation, (v) a $1.1 million increase in drug supply for vidofludimus calcium to support our ongoing trials and (vi) a $0.5 million increase related costs across numerous categories. The increases were partially offset by (i) a decrease of $2.0 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in ulcerative colitis and (ii) a decrease of $1.6 million related to the IMU-935 psoriasis program.

General and administrative expenses increased by $0.1 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to (i) a $0.2 million increase in travel expense and (ii) a $0.4 million increase across numerous categories. The increases were partially offset by a decrease of $0.5 million in personnel expense in general and administrative which was primarily due to non-cash stock based compensation decrease.

Other income increased by $3.7 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily attributable to (i) a $1.7 million increase in interest income as a result of higher interest rates, (ii) a $1.4 million decrease in foreign exchange losses and (iii) a $1.1 million research allowance attributable to tax year 2021 from the German Federal Ministry of Finance. The increase was partially offset by a $0.5 million decrease in research and development tax incentives for clinical trials in Australia as a result of decreased spending on clinical trials in Australia.

Liquidity and Capital Resources
Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $366.6 million at June 30, 2023 and $317.3 million as of December 31, 2022. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through June 30, 2023, we have raised net cash of approximately $355.6 million from private and public offerings of preferred and common stock. As of June 30, 2023, we had cash and cash equivalents of approximately $77.3 million. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
In November 2020, we filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of July 28, 2023, there is $75.0 million remaining on this shelf registration statement.
In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement with SVB Leerink LLC (now Leerink Partners)as agent ("December 2020 ATM"). We have used and intend to continue to use the net proceeds from the December 2020 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Leerink LLC on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Leerink LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of July 28, 2023, $8.1 million in capacity remains under the December 2020 ATM.
In May 2022, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Securities LLC (now Leerink Partners) as agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through SVB Securities LLC on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by SVB Securities LLC at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of July 28, 2023, $80.0 million in capacity remains under the May 2022 ATM.
We did not have any ATM activity during the six months ended June 30, 2023.
In the three months ended June 30, 2022, we raised gross proceeds of $10.3 million pursuant to the December 2020 ATM through the sale of 1,300,000 shares of common stock at a weighted average price of $7.90 per share. The net proceeds from the December 2020 ATM were $10.0 million after deducting underwriter commissions of $0.3 million. In the six months ended June 30, 2022, we raised gross proceeds of $40.9 million pursuant to the December 2020 ATM through the sale of 4,204,113 shares of common stock at a weighted average price of $9.72 per share. The net proceeds from the December 2020 ATM were $39.6 million after deducting underwriter commissions of $1.2 million
Future Capital Requirements
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, strategic alliances, collaborations and licensing arrangements. Recent developments, however, will make it more difficult and costly for us to obtain funding for our cash needs. We do not expect to achieve revenue from product sales prior to the use of all the net proceeds from our public and private offerings to date. We do not have any committed external source of funds. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and it may be on terms that are not favorable to us or our stockholders. Sales of equity securities will also be more difficult for at least the foreseeable future because of general volatility in the equity markets for companies like us, as well as the significant decline in the trading price of our stock following our announcement on October 21, 2022 of the Phase 1b interim analysis of izumerogant in moderate-to-severe psoriasis. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. Also, the cost of debt financing has increased due to the rise in interest rates beginning in March 2022. If we raise additional funds through collaborations and licensing arrangements with third parties, we would expect to relinquish substantial rights to our technologies or our future products, or grant licenses on terms that may not be favorable to us. If we were to complete a merger, we may relinquish all control over the organization and could experience detrimental tax effects. If we are unable to raise adequate funds, we may have to curtail our product development programs and liquidate some or all of our assets. Any of these factors could harm our operating results and could result in substantial declines in the trading price of our common stock.
As of June 30, 2023, we had cash and cash equivalents of approximately $77.3 million
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(39,489)	$(36,444)
Investing activities	9,671	(40)
Financing activities	147	39,719

Operating activities
During the six months ended June 30, 2023, operating activities used $39.5 million of cash. The use of cash primarily resulted from (i) our net loss of $49.3 million adjusted for non-cash charges of $4.5 million related to $0.7 million for an unrealized foreign currency loss and $3.8 million related to stock-based compensation and depreciation and amortization as well as a $5.3 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2023 consisted primarily of (i) a $5.0 million increase in our other current liabilities and an increase in other current assets and prepaid expenses of $0.3 million.
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
Investing activities
During the six months ended June 30, 2023, net investing activities provided $9.7 million of cash, primarily due to the sale of $9.8 million of time deposits partially offset by the purchase of $125,000 of property and equipment.
Net cash used in investing activities was $40,000 during the six months ended June 30 2022, which was related to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $147,000 during the six months ended June 30, 2023 consisting of net cash proceeds of $51,000 from the issuance of common stock related to the exercise of pre-funded warrants and $96,000 related to the issuance of shares related to our Employee stock purchase plan.
Net cash provided by financing activities was $39.7 million during the six months ended June 30, 2022 consisting primarily of net cash proceeds from the sale of common stock under our ATM facility.
Off-Balance Sheet Arrangements
Through June 30, 2023, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Maturities of the operating lease obligation are as follows as of June 30, 2023:

2023	$362,000
2024	820,000
2025	495,000
2026	140,000
2027	144,000
Thereafter	136,000
Total	$2,097,000
Interest	220,000
PV of obligation	$1,877,000
As of June 30, 2023, we have non-cancelable contractual obligations under certain agreements related to our development programs vidofludimus calcium and IMU-856 totaling approximately $3.4 million, all of which is expected to be paid in the next twelve months.

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
During the first six months of 2023, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Our significant accounting policies are described in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) our audited consolidated financial statements for the years ended December 31, 2022 and 2021 filed in our Annual Report on Form 10-K on February 23, 2023.
Recently Issued Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $77.3 million as of June 30, 2023, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $14.4 million of these funds are held in German bank accounts that were earning between 1.75%-2.75% interest as of June 30, 2023. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of June 30, 2023, our German and Australian subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $5.7 million. A decrease of approximately $0.5 million in net current assets would result as of June 30, 2023, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2023, would have impacted our net loss by approximately $4.3 million, primarily due to the euro.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we strongly encourage you to review. Other than as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, or results of operations.

Events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have recently led to market-wide liquidity problems. In March 2023, Silicon Valley Bank, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although financial regulators have taken measures to prevent further bank closures, these risks remain. If we were to borrow money in the future and if any of our lenders or counterparties to any such instruments were to be placed into receivership, or if we had cash deposits at any such banks, we may be unable to access our funds.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
4.1*	2019 Omnibus Equity Incentive Plan.
4.2	Form of Pre-Funded Warrant	8-K	4.3	October 11, 2022
10.1	Fourth Addendum dated January 16, 2023 to the Service Agreement, between Immunic AG and Dr. Daniel Vitt	8-K	10.1	January 16, 2023
10.2	Fourth Addendum dated January 16, 2023 to the Service Agreement, between Immunic AG and Dr. Andreas Muehler	8-K	10.2	January 16, 2023
10.3	Fourth Addendum dated January 16, 2023 to the Service Agreement, between Immunic AG and Dr. Hella Kohlhof	8-K	10.3	January 16, 2023
23.1*	Consent of Baker Tilly U.S. LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: August 3, 2023                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President