Form 10-Q
period 2023-09-30
IMMUNIC, INC.
filed 2023-11-14
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

On October 31, 2023, 45,145,383 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,689	$106,745
Investments - other	—	9,629
Other current assets and prepaid expenses	5,545	9,490
Total current assets	65,234	125,864
Property and equipment, net	288	294
Right-of-use assets, net	1,412	1,552
Other long-term assets	43	43
Total assets	$66,977	$127,753
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,199	$4,281
Accrued expenses	13,659	7,986
Other current liabilities	923	810
Total current liabilities	17,781	13,077
Long term liabilities
Operating lease liabilities	789	992
Total long-term liabilities	789	992
Total liabilities	18,570	14,069
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 44,595,383 and 39,307,286 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	433,818	427,925
Accumulated other comprehensive income	3,905	3,035
Accumulated deficit	(389,320)	(317,280)
Total stockholders’ equity	48,407	113,684
Total liabilities and stockholders’ equity	$66,977	$127,753
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$19,796	$16,537	$63,931	$50,520
General and administrative	3,774	3,579	11,911	11,641
Total operating expenses	23,570	20,116	75,842	62,161
Loss from operations	(23,570)	(20,116)	(75,842)	(62,161)
Other income (expense):
Interest income	766	230	2,534	343
Other income (expense), net	35	(1,338)	1,268	(2,115)
Total other income (expense)	801	(1,108)	3,802	(1,772)
Net loss	$(22,769)	$(21,224)	$(72,040)	$(63,933)

Net loss per share, basic and diluted	$(0.51)	$(0.69)	$(1.63)	$(2.16)

Weighted-average common shares outstanding, basic and diluted	44,574,377	30,564,995	44,227,264	29,655,946
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(22,769)	$(21,224)	$(72,040)	$(63,933)
Other comprehensive income (loss):
Foreign currency translation	(77)	274	870	(134)
Total comprehensive loss	$(22,846)	$(20,950)	$(71,170)	$(64,067)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	39,307,286	$4	$427,925	$3,035	$(317,280)	$113,684
Net loss	—	—	—	—	(25,272)	(25,272)
Stock-based compensation	—	—	1,979	—	—	1,979
Foreign exchange translation adjustment	—	—	—	776	—	776
Shares issued from exercise of pre-funded warrants	5,096,552	—	51	—	—	51
Balance at March 31, 2023	44,403,838	$4	$429,955	$3,811	$(342,552)	$91,218
Net loss	—	—	—	—	(23,999)	(23,999)
Stock-based compensation	—	—	1,798	—	—	1,798
Foreign exchange translation adjustment	—	—	—	171	—	171
Shares issued in connection with the Company's Employee stock purchase plan	84,533	$—	96	$—	$—	96
Balance at June 30, 2023	44,488,371	$4	$431,849	$3,982	$(366,551)	$69,284
Net loss	—	—	—	—	(22,769)	(22,769)
Stock-based compensation	—	—	1,687	—	—	1,687
Issuance of common stock - at the market Sales Agreement net of issuance costs of $9	107,012	—	282	—	—	282
Foreign exchange translation adjustment	—	—	—	(77)	—	(77)
Balance at September 30, 2023	44,595,383	$4	$433,818	$3,905	$(389,320)	48,407

Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	26,335,418	3	324,237	(252)	(196,873)	127,115
Net loss	—	—	—	—	(20,808)	(20,808)
Stock-based compensation	—	—	2,069	—	—	2,069
Foreign exchange translation adjustment	—	—	—	(58)	—	(58)
Shares issued in connection with the Company's stock option plan	852	—	5	—	—	5
Issuance of common stock - at the market Sales Agreement net of issuance costs of $918	2,904,113	—	29,638	—	—	29,638
Balance at March 31, 2022	29,240,383	3	$355,949	$(310)	$(217,681)	$137,961
Net loss	—	—	—	—	(21,901)	(21,901)
Stock-based compensation	—	—	2,062	—	—	2,062
Foreign exchange translation adjustment	—	—	—	(350)	—	(350)
Shares issued in connection with the Company's Employee stock purchase plan	24,612	$—	130	$—	$—	130
Issuance of common stock - at the market Sales Agreement net of issuance costs of $308	1,300,000	$—	9,946	$—	$—	9,946
Balance at June 30, 2022	30,564,995	$3	$368,087	$(660)	$(239,582)	$127,848
Net loss	—	—	—	—	(21,224)	(21,224)
Stock-based compensation	—	—	1,912	—	—	1,912
Foreign exchange translation adjustment	—	—	—	274	—	274
Balance at September 30, 2022	30,564,995	$3	$369,999	$(386)	$(260,806)	108,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(72,040)	$(63,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	58
Unrealized foreign currency loss	712	4,217
Stock-based compensation	5,464	6,043
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	3,881	2,061
Accounts payable	(951)	1,151
Accrued expenses	5,961	465
Other liabilities	84	(102)
Net cash used in operating activities	(56,801)	(50,040)
Cash flows from investing activities:
Purchases of property and equipment	(169)	(113)
Sale of investments - Other	9,796	—
Net cash provided by (used in) investing activities	9,627	(113)
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market offering, net of issuance costs of $9 and $1,226, respectively	282	39,584
Proceeds from exercise of stock options	—	5
Proceeds from the exercise of pre-funded warrants	51	—
Proceeds from shares issued in connection with the Company's employee stock purchase plan	96	130
Net cash provided by financing activities	429	39,719
Effect of exchange rate changes on cash and cash equivalents	(311)	(3,658)
Net change in cash and cash equivalents	(47,056)	(14,092)
Cash and cash equivalents, beginning of period	106,745	86,863
Cash and cash equivalents, end of period	$59,689	$72,771
Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of use asset obtained in exchange for lease obligation	$544	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company currently has approximately 80 employees.

Immunic is pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with multiple sclerosis (“MS”) and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS, progressive MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, UC, Crohn’s disease or irritable bowel syndrome with diarrhea; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.

The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $389.3 million as of September 30, 2023 and $317.3 million as of December 31, 2022. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through October 31, 2023, Immunic has raised net cash of approximately $355.9 million from private and public offerings of preferred and common stock. As of September 30, 2023, the Company had cash and cash equivalents of approximately $59.7 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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
Cash and cash equivalents and investments - other consist of cash on hand and deposits in banks located in the U.S. of approximately $35.4 million, Germany of approximately $22.4 million and Australia of approximately $1.9 million as of September 30, 2023. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and Cash equivalents in the U.S. are held at J.P. Morgan and as of September 30, 2023 are primarily held in a U.S. Government money market fund account earning interest at a rate of 5.0%. Cash and cash equivalents in Germany were earning interest at a rate of 2.00% to 3.25% during the period ended September 30, 2023.

	September 30, 2023	December 31, 2022
Time Deposits	$0	$9,629
	$0	$9,629
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $34,000 and $17,000 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $88,000 and $58,000 for the nine months ended September 30, 2023 and 2022, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and nine months ended September 30, 2023 and 2022.
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
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for its development programs, vidofludimus calcium, izumerogant and IMU-856. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program, for clinical trials in MS and UC.
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
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of other (income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to one million Euros per year. We recognized $0.2 million and $2.3 million of other income related to research activities performed during the three and nine months ended September 30, 2023, respectively and $0.6 million and $2.0 million related to research activities performed during the three and nine months ended September 30, 2022, respectively.
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
The Company has three existing leases for office and laboratory space. At inception of a lease agreement, the Company determines whether an agreement represents a lease and at commencement each lease agreement is assessed as to classification as an operating or financing lease. The Company's leases have been classified as operating leases and an operating lease right-of-use asset and an operating lease liability have been recorded on the Company’s balance sheet. A right-of-use lease asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents its commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term used in estimating future lease payments may include options to extend when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or changes in expectations regarding the lease term. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
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

The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of September 30, 2023 and 2022, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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

	As of September 30,
	2023	2022
Options to purchase common stock	6,263,910	3,799,573
Recently Issued and/or Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	September 30, 2023	December 31, 2022
Prepaid clinical and related costs	$2,304	$5,608
VAT receivable	1,187	296
Australian research and development tax incentive	607	2,361
Other	1,447	1,225
Total	$5,545	$9,490
Accounts Payable
Accounts Payable consist of (in thousands):

	September 30, 2023	December 31, 2022
Clinical costs	$2,846	$3,749
Legal and audit costs	71	288
Other	282	244
Total	$3,199	$4,281
Accrued Expenses
Accrued expenses consist of (in thousands):

	September 30, 2023	December 31, 2022
Accrued clinical and related costs	$12,415	$6,807
Accrued legal and audit costs	78	169
Accrued compensation	1,049	890
Accrued other	117	120
Total	$13,659	$7,986
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	September 30, 2023	December 31, 2022
Lease liabilities	$662	$571
Other	261	239
Total	923	810

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
 Immunic’s operating lease costs and variable lease costs were $209,000 and $232,000 for the three months ended September 30, 2023 and 2022, respectively and $642,000 and $498,000 for the nine months ended September 30, 2023 and 2022, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of the operating lease obligation are as follows as of September 30, 2023 (in thousands):

2023	$189
2024	758
2025	433
2026	78
2027	82
Thereafter	55
Total	1,595
Interest	144
PV of obligation	$1,451
Contractual Obligations
As of September 30, 2023, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium and IMU-856 totaling approximately $5.1 million, all of which is expected to be paid in the next twelve months.

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
5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$35,031	$35,031	$—	$—
Total assets at fair value	$35,031	$35,031	$—	$—

	Fair Value Measurement at December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$85,521	$85,521	$—	$—
Total assets	$85,521	$85,521	$—	$—
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
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2023. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature. The fair value and book value of the money market funds presented in the table above are the same.

6. Common Stock
In November 2020, Immunic filed a shelf registration statement on Form S-3. The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of October 31, 2023, there is $75.0 million remaining on this shelf registration statement. This 2020 Shelf Registration Statement will expire on November 24, 2023. The Company plans to file prior to that expiration date, a new shelf registration statement to replace the expiring Form S-3, which would permit the Company to: (i) continue to sell, subject to applicable SEC requirements, unsold securities remaining on the expiring Form S-3; and (ii) offer and sell additional securities to be registered on the new Form S-3.

In December 2020, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement ("December 2020 ATM") with SVB Leerink LLC (now Leerink Partners LLC) as agent. The Company has used, and intends to continue to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Prtners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of October 31, 2023, $8.1 million in capacity remains under the December 2020 ATM.

In May 2022, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Leerink LLC (now Leerink Partners LLC) as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of October 31, 2023, $80.0 million in capacity remains under the May 2022 ATM.
  The Company has agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to both ATM's and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
In the three and nine months ended September 30, 2023, the Company raised gross proceeds of $0.3 million pursuant to the December 2020 ATM through the sale of 107,012 shares of common stock at a weighted average price of $2.72 per share. The net proceeds from the December 2020 ATM were $0.3 million after deducting underwriter commissions of $9,000.
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
Common Stock
As of September 30, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 130,000,000 shares of common stock, par value of $0.0001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of any holders of preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through September 30, 2023, no cash dividends had been declared or paid.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, having rights and preferences to be set by the Board of Directors. No preferred shares were outstanding as of September 30, 2023.
Stock Reserved for Future Issuance
Shares reserved for future issuance at September 30, 2023 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock Purchase Plan	32,358
Outstanding stock options	6,263,910
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	4,085,919
Total common shares reserved for future issuance	10,471,748

7. Stock-Based Compensation Plans
2021 Employee Stock Purchase Plan

On April 25, 2021, the Company adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which was approved by stockholder vote at the 2021 Annual Meeting of Stockholders held on June 10, 2021. The ESPP provides eligible employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions, which are included in other current liabilities until they are used to purchase Company shares. Eligible employees participating in the bi-annual offering period can choose to have up to the lesser of 15% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase shares of the Company’s common stock. The purchase price of the stock is the lesser of (i) 85% of the closing market price on the date of purchase and (ii) the closing market price at the beginning of the bi-annual offering period. The maximum number of shares reserved for delivery under the plan is 200,000 shares. This maximum number was increased by 1 million shares in September 2023, subject to approval by stockholders of the Company at the Company's Annual Stockholders meeting to be held in 2024.

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 167,642 shares life-to-date under the ESPP. The Company recognized $19,000 and $102,000 of expense related to the plan during the three and nine months ended September 30, 2023, respectively. The Company recognized $21,000 and $74,000 of expense related to the plan during the three and nine months ended September 30, 2022, respectively.

Stock Option Programs
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which was adopted by the Board of Directors (the "Board") with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan included an evergreen provision that allowed for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2023 by a total of 4,408,871 shares. At the Company's Annual Stockholders meeting on June 28, 2023, stockholders voted to increase the allowable shares under the 2019 plan by 4,440,000 shares as well as to eliminate the evergreen provision. The 2019 Plan is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
Movements during the year
The following table summarizes stock option activity for the nine months ended September 30, 2023 and 2022, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	3,791,688	$11.33
Granted	2,740,564	$1.71
Exercised	—	$—	—
Forfeited or expired	(268,342)	$7.80
Outstanding as of September 30, 2023	6,263,910	$7.27	8.27	$119,691
Options vested and expected to vest as of September 30, 2023	6,263,910	$7.27	8.27	$119,691
Options exercisable as of September 30, 2023	2,393,294	$11.67	7.12	$6,160

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,157,460	$13.54
Granted	1,837,513	$8.90
Exercised	(852)	$5.67
Forfeited or expired	(194,548)	$11.62
Outstanding as of September 30, 2022	3,799,573	$11.40	8.59	$2,400
Options vested and expected to vest as of September 30, 2022	3,799,573	$11.40	8.59	$2,400
Options exercisable as of September 30, 2022	1,248,875	$13.63	7.64	$—
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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the nine months ended September 30, 2023 and 2022 was $1.32 and $6.94, respectively. The following are the underlying assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	4.00%	2.04%
Expected dividend yield	0%	0%
Expected volatility	96.0%	97.8%
Expected term of options (years)	6.01	6.00
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$815,000	$831,000	$2,607,000	$2,392,000
General and administrative	872,000	1,081,000	2,857,000	3,651,000
Total	$1,687,000	$1,912,000	$5,464,000	$6,043,000
As of September 30, 2023, there was $12.7 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 2.90 years.
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

There remain 43,311 shares available for grant under the 2014 Plan as of September 30, 2023.
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
No expense was recorded for the plans assumed from Vital during the three and nine months ended September 30, 2023 and 2022, respectively.

8. Changes in Board of Directors
Appointment of Richard Rudick, M.D. to Board of Directors

On April 27, 2023, the Company announced the appointment of Dr. Richard Rudick as a member of the Board of Directors, effective as of April 26, 2023. As a Class III director, Dr. Rudick’s initial term lasted until the 2023 Annual Meeting of Stockholders held on June 28, 2023, at which meeting he was elected to a three year term expiring at the 2026 Annual Meeting of Stockholders.

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

Director Resignation

Dr. Vincent Ossipow retired from the Board of Directors on June 28, 2023. Dr. Ossipow’s decision not to stand for re-election was not the result of any disagreement with the Company or its management on any matter relating to the Company’s operations, policies or practices.

9. Related Party Transactions

Executive Chairman Agreement with Duane Nash

On April 15, 2020, the compensation committee of the Board of Directors of the Company independently reviewed and approved entering into an employment agreement with the Executive Chairman of the Board, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Dr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship. On December 28, 2022, the Company and Dr. Nash entered into Addendum No. Four, which extended the term of employment from December 31, 2022 to December 31, 2023 with a base salary of $30,250 per month. On October 17, 2023, Immunic, Inc. and Dr. Duane Nash entered into Addendum Number 5 to the Employment Agreement dated April 17, 2020, as amended as of October 15, 2020, April 15, 2021, March 15, 2022, and December 28, 2022, to extend the term of Dr. Nash’s employment as Executive Chairman of the Board of Directors of the Company to December 31, 2024. In connection with the Addendum, the Company increased Dr. Nash’s monthly base salary to $32,368 from $30,250 (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board). All other terms of the Executive Chairman Agreement remain the same.

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
Overview
Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We currently have approximately 80 employees.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with multiple sclerosis (“MS”) and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS, progressive MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, UC, Crohn’s disease or irritable bowel syndrome with diarrhea; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.

The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), is being tested in several ongoing MS trials as part of its overall clinical program in order to support a potential approval for patients with MS in major markets. The Phase 3 ENSURE program of vidofludimus calcium in relapsing multiple sclerosis (“RMS”), comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, and the supportive Phase 2 CALLIPER trial of vidofludimus calcium in progressive multiple sclerosis (“PMS”) are ongoing. On October 9, 2023, we announced positive interim data from the CALLIPER trial, showing biomarker evidence that vidofludimus calcium’s activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential. Top-line data from the CALLIPER trial, for which the recruitment of in total 467 patients was completed in August 2023, is expected to be available in April of 2025. Moreover, we currently expect to report an interim futility analysis of the ENSURE program in late 2024 and to read-out the first of the ENSURE trials at the end of 2025. Although we currently believe that each of these goals is achievable, they are each dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate.

If approved, we believe that vidofludimus calcium, with combined anti-inflammatory, antiviral, and neuroprotective effects, has the potential to be a unique treatment option targeted to the complex pathophysiology of MS. Recently published preclinical data showed that vidofludimus calcium activates the neuroprotective transcription factor nuclear receptor related 1 (“Nurr1”), which is associated with direct neuroprotective properties and may enhance the potential benefit for patients. Additionally, vidofludimus calcium is a known inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”), which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with the anti-inflammatory and antiviral effects of vidofludimus calcium. We believe that the combined mechanisms of vidofludimus calcium are unique in the MS space and support the therapeutic performance shown in our Phase 2 EMPhASIS trial in relapsing-remitting MS patients, in particular, via data illustrating the potential to reduce magnetic resonance imaging lesions, prevent relapses, reduce the rate of disability progression, and reduce levels of serum neurofilament light chain (“NfL”), an important biomarker of neuronal death. Vidofludimus calcium has shown in clinical trials reported to date a consistent pharmacokinetic, safety and tolerability profile and has already been exposed to more than 1,400 human subjects and patients in either of the drug’s formulations.

IMU-856 is an orally available and systemically acting small molecule modulator that targets Sirtuin 6 (“SIRT6”), a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. Based on preclinical data, we believe this compound may represent a unique treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, inflammatory bowel disease, irritable bowel syndrome with diarrhea and other intestinal barrier function associated diseases. We believe that, because IMU-856 has been shown in preclinical investigations to avoid suppression of immune cells, it may therefore have the potential to maintain immune surveillance for patients during therapy, which would be an important advantage versus immunosuppressive medications and may allow the potential for combination with available treatments in gastroenterological diseases.

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

We expect to continue to lead most of our research and development activities from our Gräfelfing, Germany location, where dedicated scientific, regulatory, clinical and medical teams conduct their activities. Due to these teams' key relationships with local and international service providers, we anticipate that this will result in more timely and cost-effective execution of our development programs. In addition, we are using our subsidiary in Melbourne, Australia to perform research and development activities in the Australasia region. We also conduct preclinical work in Halle/Saale, Germany through a collaboration with the Fraunhofer Institute.

Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval and failure to obtain needed additional funding on acceptable terms, if at all, to complete the development and commercialization of our three development programs.
Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $389.3 million as of September 30, 2023 and $317.3 million as of December 31, 2022. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through October 31, 2023, Immunic has raised net cash of approximately $355.9 million from private and public offerings of preferred and common stock. As of September 30, 2023, the Company had cash and cash equivalents of approximately $59.7 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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
•Executing the IMU-856 development program, including preparation of a Phase 2 clinical trial, in patients with ongoing active celiac disease.
•Continuing preclinical research to complement the existing clinical activities, explore additional indications for future development, and where appropriate, generate additional molecules for future development.
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
Recent Events
Notice of Allowance for United States Patent Protecting the Treatment of Relapsing Multiple Sclerosis with Vidofludimus and Its Salts
On November 2, 2023, we announced that we have received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for patent application 17/391,442, entitled, “Treatment of Multiple Sclerosis Comprising DHODH Inhibitors,” covering a daily dose of about 10 mg to 45 mg of vidofludimus calcium and other salt as well as free acid forms for the treatment of RMS. The claims are expected to provide protection into 2041, unless extended further.
Positive Interim Data from Phase 2 CALLIPER Trial of Vidofludimus Calcium in Progressive Multiple Sclerosis
On October 9, 2023, we announced positive interim data from our phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. The predefined interim analysis examined the change from baseline to 24 weeks in serum NfL and glial fibrillar acidic protein ("GFAP") levels among approximately the first half of patients enrolled in this trial. We believe that this data showed biomarker evidence that vidofludimus calcium's activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential.

Serum NfL responses were consistently observed for vidofludimus calcium across progressive MS disease and all subpopulations. In the overall PMS population at 24 weeks (N=203), vidofludimus calcium was associated with a 6.7% reduction from baseline in serum NfL, compared to a 15.8% increase over baseline in placebo (p=0.01, post hoc). At 48 weeks (N=79), vidofludimus calcium reduced serum NfL by 10.4% from baseline, compared to a 6.4% increase in placebo. Substantial reductions were also seen across all PMS subtypes, as well as in patients that show or do not show disease and/or magnetic resonance imaging ("MRI") activity.

Although early, interim GFAP data also showed a promising signal: at 24 weeks (N=203), GFAP increased by 3.7% for vidofludimus calcium, and 4.4% for placebo. At 48 weeks (N=79), the change was only 2.7% for vidofludimus calcium, with a 6.4% increase for placebo. Progression of GFAP response is generally thought to evolve more slowly than NfL, and we believe that a longer follow-up may further strengthen this signal.

Completion of Enrollment of Phase 2 CALLIPER Trial of Vidofludimus Calcium in Progressive Multiple Sclerosis
On August 17, 2023, we announced completion of enrollment of our phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. In total, 467 patients with primary PMS, or active or non-active secondary PMS have been randomized to either 45mg of vidofludimus calcium or placebo. A top-line data readout of the full 467 patients is expected in April of 2025.
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

Director Resignation

Dr. Vincent Ossipow retired from the Board of Directors on June 28, 2023. Dr. Ossipow’s decision not to stand for re-election was not the result of any disagreement with the Company or its management on any matter relating to the Company’s operations, policies or practices.

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
Since our inception in March 2016, we have spent a total of approximately $278.8 million in research and development expenses through September 30, 2023.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, izumerogant and IMU-856. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program, for clinical trials in MS, UC and COVID-19.
In August 2019, Immunic AG received a grant of up to approximately $726,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds have been used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $726,000 of income in total of which $67,000 and $100,000 were recorded in the nine months ended September 30, 2023 and 2022, respectively, and were classified in Other Income in the accompanying consolidated statement of operations. The funding of this grant is now completed.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our operating expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$19,796	$16,537	$3,259	20%
General and administrative	3,774	3,579	195	5%
Total operating expenses	23,570	20,116	3,454	17%
Loss from operations	(23,570)	(20,116)	(3,454)	17%
Total other income (expense)	801	(1,108)	1,909	(172)%
Net loss	$(22,769)	$(21,224)	$(1,545)	7%

Research and development expenses increased by $3.3 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase reflects (i) a $2.8 million increase in external development costs related to the Phase 3 clinical program of vidofludimus calcium in relapsing multiple sclerosis, (ii) a $1.2 million increase in drug supply costs for vidofludimus calcium to support our ongoing trials, (iii) a $1.0 million increase in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in progressive multiple sclerosis, (iv) a $0.5 million increase in personnel expense in research and development related to an increase in headcount and (v) a $0.9 million increase in related costs across numerous categories. The increases were partially offset by (i) a decrease of $2.5 million resulting from deprioritizing the izumerogant program in psoriasis and castration-resistant prostate cancer and (ii) a $0.6 million decrease in external development costs related to the Phase 1 clinical trial of IMU-856.

General and administrative expenses increased by $0.2 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This increase was spread across numerous categories.

Other income increased by $1.9 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily attributable to (i) a $1.8 million decrease in foreign exchange losses and (ii) a $0.5 million increase in interest income as a result of higher interest rates. The increase was partially offset by a $0.4 million decrease in research and development tax incentives for clinical trials in Australia as a result of decreased spending on clinical trials in Australia primarily for IMU-856.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our operating expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$63,931	$50,520	$13,411	27%
General and administrative	11,911	11,641	270	2%
Total operating expenses	$75,842	$62,161	$13,681	22%
Loss from operations	(75,842)	(62,161)	(13,681)	22%
Total other income (expense)	3,802	(1,772)	5,574	(315)%
Net loss	(72,040)	$(63,933)	$(8,107)	13%

Research and development expenses increased by $13.4 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase reflects (i) a $10.1 million increase in external development costs related to the Phase 3 clinical program of vidofludimus calcium in relapsing multiple sclerosis, (ii) a $2.9 million increase in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in progressive multiple sclerosis, (iii) a $2.3 million increase in drug supply costs for vidofludimus calcium to support our ongoing trials, (iv) a $1.8 million increase in external development costs related to the Phase 1 clinical trial of IMU-856, (v) a $1.6 million increase in personnel expense in research and development related to an increase in headcount, $0.2 million of which was due to non-cash stock based compensation and (vi) a $0.5 million increase in related costs across numerous categories. The increases were partially offset by (i) a decrease of $4.0 million from deprioritizing the izumerogant program in psoriasis and castration-resistant prostate cancer and (ii) a decrease of $1.8 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in ulcerative colitis.

General and administrative expenses increased by $0.3 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to (i) a $0.2 million increase in travel expense, (ii) a $0.2 million increase in legal and consultancy expense and (iii) a $0.5 million increase across numerous categories. The increases were partially offset by a decrease of $0.6 million in personnel expense in general and administrative which was primarily due to non-cash stock based compensation decrease.

Other income increased by $5.6 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily attributable to (i) a $2.2 million increase in interest income as a result of higher interest rates, (ii) a $3.2 million decrease in foreign exchange losses and (iii) a $1.1 million research allowance attributable to tax year 2021 from the German Federal Ministry of Finance. The increase was partially offset by a $0.9 million decrease in research and development tax incentives for clinical trials in Australia as a result of decreased spending on clinical trials in Australia.

Liquidity and Capital Resources
Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $389.3 million at September 30, 2023 and $317.3 million as of December 31, 2022. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through October 31, 2023, Immunic has raised net cash of approximately $355.9 million from private and public offerings of preferred and common stock. As of September 30, 2023, the Company had cash and cash equivalents of approximately $59.7 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
In November 2020, we filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of October 31, 2023, there is $75.0 million remaining on this shelf registration statement. The 2020 Shelf Registration Statement expires on November 24, 2023. The Company plans to file prior to that expiration date, a new shelf registration statement on Form S-3 to replace the expiring 2020 Shelf Registration Statement, which would permit the Company to: (i) continue to sell, subject to applicable SEC requirements, unsold securities remaining on the expiring 2020 Shelf Registration Statement; and (ii) offer and sell additional securities to be registered on the new Form S-3
In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement with SVB Leerink LLC (now Leerink Partners LLC) as agent ("December 2020 ATM"). We have used and intend to continue to use the net proceeds from the December 2020 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of October 31, 2023, $8.1 million in capacity remains under the December 2020 ATM.

In May 2022, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Securities LLC (now Leerink Partners LLC) as agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of October 31, 2023, $80.0 million in capacity remains under the May 2022 ATM.
In the three and nine months ended September 30, 2023, we raised gross proceeds of $0.3 million pursuant to the December 2020 ATM through the sale of 107,012 shares of common stock at a weighted average price of $2.72 per share. The net proceeds from the December 2020 ATM were $0.3 million after deducting underwriter commissions of $9,000.

In the three months ended September 30, 2022, we did not raise any proceeds under our ATM facilities. In the nine months ended September 30, 2022, we raised gross proceeds of $40.9 million pursuant to the December 2020 ATM through the sale of 4,204,113 shares of common stock at a weighted average price of $9.72 per share. The net proceeds from the December 2020 ATM were $39.6 million after deducting underwriter commissions of $1.2 million.
Future Capital Requirements
As noted above, we have not generated any revenue from product sales and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. We expect our expenses to continue to increase as we continue the ongoing research, development, manufacture and clinical trials of, and seek regulatory approval for, our product candidates. We also incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•the cost, timing and outcome of any future litigation;
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
As of September 30, 2023, we had cash and cash equivalents of approximately $59.7 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of the financial statements in this Form 10-Q without raising additional capital, which the Company believes could be very challenging, as well as highly-dilutive. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(56,801)	$(50,040)
Investing activities	9,627	(113)
Financing activities	429	39,719
Operating activities
During the nine months ended September 30, 2023, operating activities used $56.8 million of cash. The use of cash primarily resulted from (i) our net loss of $72.0 million adjusted for non-cash charges of $6.3 million related to $0.7 million for an unrealized foreign currency loss and $5.6 million related to stock-based compensation and depreciation and amortization and a $9.0 million net increase in operating assets and liabilities. Changes in our operating assets and liabilities during the nine months ended September 30, 2023 consisted primarily of (i) a $3.9 million increase in our other current assets and prepaid expenses and (ii) an increase of $5.1 million in our other current liabilities.
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
Investing activities
During the nine months ended September 30, 2023, net investing activities provided $9.6 million of cash, primarily due to the sale of $9.8 million of time deposits partially offset by the purchase of $169,000 of property and equipment.

Net cash used in investing activities was $113,000 during the nine months ended September 30, 2022, which was related to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.4 million during the nine months ended September 30, 2023 consisting primarily of net cash proceeds from the sale of common stock under our 2020 ATM facility.
Net cash provided by financing activities was $39.7 million during the nine months ended September 30, 2022 consisting primarily of net cash proceeds from the sale of common stock under our 2020 ATM facility.
Off-Balance Sheet Arrangements
Through September 30, 2023, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Maturities of the operating lease obligation are as follows as of September 30, 2023:

2023	$189,000
2024	758,000
2025	433,000
2026	78,000
2027	82,000
Thereafter	55,000
Total	1,595,000
Interest	144,000
PV of obligation	$1,451,000
As of September 30, 2023, we have non-cancelable contractual obligations under certain agreements related to our development programs IMU-838, IMU-935 and IMU-856 totaling approximately $5.1 million, all of which is expected to be paid over the next twelve months.
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
During the first nine months of 2023, there were no significant changes in our critical accounting policies or in the methodology used for estimates. Our significant accounting policies are described in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) our audited consolidated financial statements for the years ended December 31, 2022 and 2021 filed in our Annual Report on Form 10-K on February 23, 2023.
Recently Issued Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $59.7 million as of September 30, 2023, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $22.4 million of these funds are held in German bank accounts that were earning between 2.00%-3.25% interest as of September 30, 2023. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of September 30, 2023, our German and Australian subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $12.8 million. A decrease of approximately $1.3 million in net current assets would result as of September 30, 2023, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2023, would have impacted our net loss by approximately $6.3 million, primarily due to the euro.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our clinical trials have been delayed as a result of the ongoing military action by Russia in Ukraine and may also be delayed by the recent outbreak of war in the Middle East. The continuation of these conflicts could have further adverse effects on our business.

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

The recent outbreak of war between Israel and Hamas may also result in delays or suspensions of our clinical trials in the Middle East. We have already and plan to open in the next few months additional clinical trial sites in Lebanon and Jordan.. Attacks on northern Israel by Hamas allies from Lebanon have resulted in retaliatory strikes in Lebanon by Israel. Hostilities could escalate further and involve other countries in the Middle East where we have or plan to have clinical trial sites.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.
Item 6. Exhibits
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
4.1	2019 Omnibus Equity Incentive Plan, as amended,	S-8	4.2	August 21, 2023
10.1	Fourth Addendum dated January 16, 2023 to the Service Agreement, between Immunic AG and Dr. Daniel Vitt	8-K	10.1	January 16, 2023
10.2	Fourth Addendum dated January 16, 2023 to the Service Agreement, between Immunic AG and Dr. Andreas Muehler	8-K	10.2	January 16, 2023
10.3	Fourth Addendum dated January 16, 2023 to the Service Agreement, between Immunic AG and Dr. Hella Kohlhof	8-K	10.3	January 16, 2023
23.1*	Consent of Baker Tilly U.S. LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: November 14, 2023                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President