Form 10-K
period 2023-12-31
IMMUNIC, INC.
filed 2024-02-22
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2023 was $109.5 million.
On February 15, 2024, 89,929,016 shares of common stock, $0.0001 par value, were outstanding.
Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

Immunic, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023

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

PART I
Item 1. Business.

Overview

Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had 77 employees as of February 1, 2024.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with multiple sclerosis (“MS”) and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS, progressive MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”), short bowel syndrome and irritable bowel syndrome with diarrhea; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.

The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), is being tested in several ongoing MS trials as part of its overall clinical program in order to support a potential approval for patients with MS in major markets. The Phase 3 ENSURE program of vidofludimus calcium in relapsing multiple sclerosis (“RMS”), comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, and the Phase 2 CALLIPER trial of vidofludimus calcium in progressive multiple sclerosis (“PMS”), designed to corroborate vidofludimus calcium’s neuroprotective potential, are ongoing. On October 9, 2023, we announced positive interim data from the CALLIPER trial, showing biomarker evidence that vidofludimus calcium’s activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential. Top-line data from the CALLIPER trial, for which the recruitment of in total 467 patients was completed in August 2023, is expected to be available in April 2025. Moreover, we currently expect to report an interim futility analysis of the ENSURE program in late 2024 and to read-out the first of the ENSURE trials in the second quarter of 2026. Although we currently believe that each of these goals is achievable, they are each dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate.

If approved, we believe that vidofludimus calcium, with combined neuroprotective, anti-inflammatory, and antiviral effects, has the potential to be a unique treatment option targeted to the complex pathophysiology of MS. Preclinical data showed that vidofludimus calcium activates the neuroprotective transcription factor nuclear receptor related 1 (“Nurr1”), which is associated with direct neuroprotective properties and may enhance the potential benefit for patients. Additionally, vidofludimus calcium is a known inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”), which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with the anti-inflammatory and antiviral effects of vidofludimus calcium. We believe that the combined mechanisms of vidofludimus calcium are unique in the MS space and support the therapeutic performance shown in our Phase 2 EMPhASIS trial in relapsing-remitting MS patients, in particular, via data illustrating the potential to reduce magnetic resonance imaging (“MRI”) lesions, prevent relapses, reduce the rate of disability progression, and reduce levels of serum neurofilament light chain (“NfL”), an important biomarker of neuronal damage. Vidofludimus calcium has shown in clinical trials reported to date a consistent pharmacokinetic, safety and tolerability profile and has already been exposed to more than 1,800 human subjects and patients in either of the drug’s formulations.

IMU-856 is an orally available and systemically acting small molecule modulator that targets Sirtuin 6 (“SIRT6”), a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. Based on preclinical data, we believe this compound may represent a unique treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, short bowel syndrome, irritable bowel syndrome with diarrhea and other intestinal barrier function associated diseases. Based on preclinical investigations demonstrating no suppression of immune cells, IMU-856 may have the potential to maintain immune surveillance for patients during therapy, which would be an important advantage versus immunosuppressive medications and may allow the potential for combination with available treatments in gastroenterological diseases.

Data from the final portion of a Phase 1 clinical trial in celiac disease patients during periods of gluten-free diet and gluten challenge demonstrated positive effects for IMU-856 over placebo in four key dimensions of celiac disease pathophysiology: protection of the gut architecture, improvement of patients’ symptoms, biomarker response, and enhancement of nutrient absorption. IMU-856 was also observed to be safe and well-tolerated in this trial. We are currently preparing clinical Phase 2 testing of IMU-856 in patients with ongoing active celiac disease (“OACD”) despite gluten-free diet, while also considering further potential clinical applications in other gastrointestinal disorders.

Immunic has selected IMU-381 as a development candidate to specifically address the needs of gastrointestinal diseases. IMU-381 is a next generation molecule with improved overall properties, supported by a series of chemical derivatives. IMU-381 is currently in preclinical testing.

Additional research and development activities remain ongoing through preclinical research examining the potential to treat a broad set of neuroinflammatory, autoimmune and viral diseases with new molecules leveraging our chemical and pharmacological research platform as well as generated intellectual property in these areas.

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

We are currently focused on maximizing the potential of our development programs through the following strategic initiatives:

•Executing the ongoing Phase 3 ENSURE and Phase 2 CALLIPER clinical trial programs of vidofludimus calcium in RMS and PMS, respectively.
•Executing the IMU-856 development program, including preparation of a Phase 2 clinical trial, in patients with OACD.
•Continuing preclinical research to complement the existing clinical activities, explore additional indications for future development and generating additional molecules for potential future development.
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

Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. We have an accumulated deficit of approximately $410.9 million and $317.3 million as of December 31, 2023 and December 31, 2022, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the development of our product candidates and add personnel necessary to advance our pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of development programs.
From inception through January 31, 2024, Immunic has raised net cash of approximately $431.4 million from private and public offerings of preferred and common stock. As of December 31, 2023, the Company had cash and cash equivalents of approximately $46.7 million. On January 4, 2024, we raised net cash proceeds in a private placement of approximately $75.0 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.

Key Status Updates

Private Placement of up to $240 Million

On January 4, 2024, we entered into a securities purchase agreement with select accredited investors to purchase shares of common stock (or pre-funded warrants in lieu thereof) in a three-tranche private placement offering.

The first tranche was an upfront payment of $80 million at $1.43 per share and closed on January 8, 2024. The second tranche is a mandatory purchase of an additional $80 million of shares of common stock (or pre-funded warrants) at $1.716 per share, representing 120% of the first tranche purchase price and is conditioned on the announcement of Phase 2b topline data for CALLIPER trial, volume weighted average share price levels, and minimum trading volumes. A third tranche, to occur no later than three years after the second tranche, provides for the issuance of $80 million of shares of common stock (or pre-funded warrants in lieu thereof) at the same price per share as the second tranche, but permits investors to fund their purchase obligations on a “cashless” or net settlement basis, which would reduce the proceeds to be raised in the financing. The third tranche is conditioned on the same volume weighted average share price levels and minimum trading volumes as the second tranche. Assuming that the second tranche is exercised, and depending on the extent to which the investors elect to fund the third tranche through a net settlement basis, total gross proceeds from the offering to the Company would be between $160 and $240 million.

The financing was led by BVF Partners L.P., and included participation from new and existing investors, including Avidity Partners, Janus Henderson Investors, Soleus Capital, RTW Investments and Adage Capital Partners LP. Leerink

Partners acted as the lead placement agent and Ladenburg Thalmann acted as a placement agent in connection with the offering. Piper Sandler, B. Riley Securities and Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as capital markets advisors to the Company.

Notice of Allowance for United States Patent Protecting Vidofludimus Calcium's Dosing Regimens in Multiple Sclerosis

On November 21, 2023, we announced that we have received a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for patent application 17/992,162, entitled, “Compounds and Dosage Regimen for Use in the Prevention or Treatment of Chronic Inflammatory and/or Autoimmune Diseases.” Specifically, the resulting patent covers dosing regimens associated with vidofludimus calcium and other salt forms as well as free acid forms for the treatment of MS, including all regimens tested in the company’s MS clinical program. The patent is expected to provide protection into 2038, unless extended further. The patent was previously granted to us in Japan and certain other countries.

Notice of Allowance for United States Patent Protecting the Treatment of Relapsing Multiple Sclerosis with Vidofludimus and Its Salts

On November 2, 2023, we announced that we have received a Notice of Allowance from the USPTO for patent application 17/391,442, entitled, “Treatment of Multiple Sclerosis Comprising DHODH Inhibitors,” covering a daily dose of about 10 mg to 45 mg of vidofludimus calcium and other salt as well as free acid forms for the treatment of RMS. The claims are expected to provide protection into 2041, unless extended further.

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

Serum NfL responses were consistently observed for vidofludimus calcium across progressive MS disease and all subpopulations. In the overall PMS population at 24 weeks (N=203), vidofludimus calcium was associated with a 6.7% reduction from baseline in serum NfL, compared to a 15.8% increase over baseline in placebo (p=0.01, post hoc). At 48 weeks (N=79), vidofludimus calcium reduced serum NfL by 10.4% from baseline, compared to a 6.4% increase in placebo. Substantial reductions were also seen across all PMS subtypes, as well as in patients that show or do not show disease and/or MRI activity.

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

Completion of Enrollment of Phase 2 CALLIPER Trial of Vidofludimus Calcium in Progressive Multiple Sclerosis

On August 17, 2023, we announced completion of enrollment of our Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. In total, 467 patients with primary PMS, or active or non-active secondary PMS have been randomized to either 45mg of vidofludimus calcium or placebo. A top-line data readout of the full 467 patients is expected in April 2025.

Vidofludimus Calcium Acts as Potent Nurr1 Activator, Reinforcing Neuroprotective Potential in MS

On May 17, 2023, we announced the publication of preclinical data showing that vidofludimus calcium acts as a potent Nurr1 activator, in addition to its known mode of action as a DHODH inhibitor. Activation of Nurr1 could be responsible for the drug’s postulated neuroprotective effects and may contribute to the previously reported reduction of confirmed disability worsening events in MS patients. Specifically, preclinical data shows potent Nurr1 activation by vidofludimus calcium at low concentrations in several test systems. The data was published in the peer-reviewed, high impact Journal of Medicinal Chemistry, in a paper entitled, “Development of a potent Nurr1 agonist tool for in vivo applications” (Vietor et al., 2023).

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

Positive Results From Phase 1b Clinical Trial of IMU-856 in Celiac Disease

On May 4, 2023, we announced positive results from our Phase 1b clinical trial of IMU-856 in patients with celiac disease. The data demonstrated positive effects for IMU-856 over placebo in four key dimensions of celiac disease pathophysiology: protection of the gut architecture, improvement of patients’ symptoms, biomarker response, and enhancement of nutrient absorption. IMU-856 was also observed to be safe and well-tolerated in this trial.

We believe that this data set provides initial clinical proof-of-concept for an entirely new therapeutic approach to gastrointestinal disorders by promoting regeneration of bowel architecture. The data provides first clinical evidence that IMU-856’s ability, observed in preclinical studies, to induce physiological gut cell renewal translates into clinical benefits for patients with celiac disease. Most importantly, the observed protection of intestinal villi from gluten-induced destruction, independent of targeting immune mechanisms involved specifically in celiac disease, appears to be unique among proposed therapeutic approaches and may be applicable to other gastrointestinal diseases such as IBD, short bowel syndrome and irritable bowel syndrome with diarrhea.

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

Product Candidates

Vidofludimus Calcium (IMU-838)

Vidofludimus calcium is a small molecule investigational drug in development as an oral next-generation treatment option for patients with MS and other chronic inflammatory and autoimmune diseases. If approved, we believe that vidofludimus calcium, with combined neuroprotective, anti-inflammatory, and antiviral effects, has the potential to be a unique treatment option targeted to the complex pathophysiology of MS.

Preclinical data showed that vidofludimus calcium activates the neuroprotective transcription factor nuclear receptor related 1 (“Nurr1”), which is associated with direct neuroprotective properties and may enhance the potential benefit for patients. Nurr1 activation mediates its neuroprotective function by acting in microglia, astrocytes and neurons. In microglia and astrocytes, Nurr1 activation leads to a reduction of pro-inflammatory cytokines and blocks the production of direct neurotoxic agents like reactive oxygen species (“ROS”) and nitric oxide (“NO”). Enhanced Nurr1 activity in neurons mediates neuronal survival and differentiation, as well as improved neurotransmission. Therefore, activation of Nurr1 by vidofludimus calcium may halt neurodegeneration and disability progression in patients suffering from MS and other degenerative diseases.

Additionally, vidofludimus calcium is a known inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”), which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with the anti-inflammatory and antiviral effects of vidofludimus calcium. By inhibiting DHODH, a key enzyme of pyrimidine de novo biosynthesis, highly metabolically active T and B immune cells experience metabolic stress, which leads to a modulation of their activity and function. By addressing only highly metabolically active immune cells, vidofludimus calcium may reduce focal inflammation in the brain, without impacting normal acting immune cells.

Based on the selectivity toward metabolically activated cells (with a high need for ribonucleic acid and deoxyribonucleic acid production), DHODH inhibition also leads to a direct antiviral effect, which has been observed in various virus infected cells, such as Epstein-Barr virus (“EBV”) infections, hepatitis C virus infections, severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) infections, cytomegalovirus infections and even hemorrhagic fever-causing viruses, such as Arena virus infections. Treatment with vidofludimus calcium may avoid virus infections and reactivations, one of the major drawbacks of the long-term use of traditional immunomodulators. In addition, the blockage of reactivation of EBV could be of highest importance for MS patients, as infection with and reactivation of EBV was brought into connection with disease onset and progression (Bjornevik et al. 2022/Lanz et al., 2022/Schneider-Hohendorf et al. 2022).

Efficacy of vidofludimus has been observed in several animal disease models for IBD, MS, as well as systemic lupus erythematosus and transplant rejection. Previous filings by us with the SEC have summarized the development history of vidofludimus and the previous amorphous formulation of the free acid form of vidofludimus. After the consummation of the asset acquisition from 4SC, we developed and filed a patent application for a new specific polymorph of the calcium salt formulation of vidofludimus, vidofludimus calcium, which we believe exhibits improved physicochemical and pharmacokinetic (“PK”) properties. In 2017, we completed two Phase 1 studies of single or repeated once-daily doses of vidofludimus calcium in healthy human subjects, where we observed results supporting tolerability of repeated daily dosing of up to 50 mg of vidofludimus calcium.

We also completed a Phase 1 trial in a total of 24 patients with either no liver function impairment or liver disease of Child-Pugh A Child-Pugh B grade which was designed to explore dose optimization of vidofludimus calcium. The study showed little influence on the PK of vidofludimus calcium in patients with Child-Pugh A Child-Pugh B liver impairment.

Indication: Multiple Sclerosis

Diagnosis and Prevalence

MS is an autoimmune disease that affects the brain, spinal cord and optic nerve. In MS, myelin, the coating that protects the nerves, is attacked and damaged by the immune system. Thus, MS is considered an immune-mediated demyelinating disease of the central nervous system ("CNS"). MS is a progressive disease which, without effective treatment, leads to severe disability. We are developing vidofludimus calcium for the treatment of RMS and PMS.

RMS is the most common form of MS. Approximately 85% of patients with MS are expected to develop RMS, with some patients developing more progressive forms of the disease. RMS is characterized by clearly defined attacks of new or increasing neurologic symptoms. These relapses are followed by periods of remissions, or partial or complete recovery. During remissions, all symptoms may disappear, or some symptoms may continue and become permanent.

PMS includes both primary progressive MS (“PPMS”), and secondary progressive MS (“SPMS”). PPMS is characterized by steadily worsening neurologic function from the onset of symptoms without initial relapse or remissions. SPMS is identified following an initial relapsing remitting course, after which the disease becomes more steadily progressive, with or without other disease activity present.

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

Evolution in Understanding of Disease Drivers of MS

The presence of a “smoldering disease” in the background of MS that leads to progression independent of relapse activity (“PIRA”) was suggested by a large meta-analysis of clinical data in more than 35,000 MS patients (Lublin et al., 2022). PIRA was traditionally believed to be the dominant driver of disease worsening in PMS and this was confirmed by this study as well. However, the study also found that approximately half of the disability accumulating in RMS patients were not related to relapse activity. This suggests that other mechanisms including PIRA already contribute half of the disability to disease progression in RMS. In addition, this investigation found that many currently available drugs were able to delay or avoid disability associated with relapse activity but was unable to diminish the impact of PIRA. This confirms that PIRA presumably is caused by a process that is not addressed by currently used anti-inflammatory medications which predominantly address focal inflammation in MS. Therefore, the medical need to find treatments with a neuroprotective potential to substantially influence PIRA remains high.

Bjornevik et al. (2022) shed new light on the role of EBV infection previously postulated to trigger MS. They analyzed EBV antibodies in serum from 801 individuals who developed MS among a cohort of more than 10 million people active in the US military over a 20-year period (1993 to 2013). Risk of MS increased 32-fold after infection with EBV but was not increased after infection with other viruses, including the similarly transmitted cytomegalovirus. Serum levels of NfL, a biomarker of axonal damage, increased only after EBV seroconversion. These findings cannot be explained by any known risk factor for MS and suggest EBV as the leading cause of MS. In addition, antibody producing cells directed against the latent EBV protein EBNA1 were found in the CSF of MS patients. Cross reactivity of anti-EBNA1 antibodies against GlialCAM, a protein that is predominantly expressed in glial cells in the CNS and potentially important in the myelination process of axons, further corroborates the connection between EBV infections and pathologic processes in MS (Lanz et al., 2022). Schneider-Hohendorf et al. (2022) investigated the T cell repertoire in MS patients and control populations, basically highlighting the top antigens that are seen by T cells on an ongoing basis. The study found that EBV-related antigens were on top of the list of antigens seen by T cells in MS patients but not in other EBV-infected populations. These results suggest that ongoing EBV reactivation seems to be an ongoing trigger for the immune system in MS patients and may be the trigger for disease progression and ongoing neurogenerative processes.

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

The initial treatment options for RMS patients are often beta interferons (either as interferon beta-1a or interferon beta-1b) or glatiramer acetate, all of which are given by injection. For patients requiring more advanced treatment options, there are several oral medications, such as dimethyl fumarate, fingolimod, siponimod, ponesimod, teriflunomide, ozanimod or cladribine, and biologics, such as natalizumab, ocrelizumab, ublituximab, ofatumumab or alemtuzumab, approved for commercial use in MS in various countries. In addition, some of these drugs already have generic versions available in some countries and other drugs will become generic in the next years.

With regard to PMS, there is currently only one drug approved: Ocrevus (ocrelizumab) specifically for the treatment of PPMS. There are no relevant treatments available in the United States for non-active SPMS. Other available medications in MS have previously been tested in different forms of PMS, such as siponimod in the Phase 3 EXPAND trial in SPMS patients. Although the study found a statistical significant effect in active SPMS patients, the treatment for non-active SPMS patients remained elusive. It also highlighted the fact that currently available anti-inflammatory treatments in RMS may in general have no utility in non-active SPMS as the disease progress may be predominantly driven by “smoldering disease” rather than focal inflammation. Therefore, the unmet medical need in PMS remains high, in particular for the non-active SPMS patient population, where the highest medical need for new therapies exists.

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

Current Development Plan and Clinical Studies

Depending on the results of our ongoing clinical trials, we believe that vidofludimus calcium has the potential to demonstrate medically important advantages versus other treatments, due to its safety profile as well as its neuroprotective, anti-inflammatory, and anti-viral effects observed-to-date. Vidofludimus calcium could provide MS patients with a distinctive therapy that is uniquely matched to the biological drivers of MS. In clinical trials, to date, it has shown data indicating:

•A targeted effect on hyperactive immune cells without suppression of normal immune function.
•Improved rates of confirmed disability worsening.
•Robust MRI lesion suppression, comparing favorably to other medications commercially available for RMS.
•A robust decrease in serum NfL, a biomarker for axonal damage, observed in patients with both RMS and PMS, providing evidence of vidofludimus calcium’s potential direct neuroprotective activity.
•A potent Nurr1 activation, which is involved in protection of relevant neurons from cell death.
•A very low discontinuation rate for MS patients, substantially below placebo, which indicates an encouraging combination of tolerability and efficacy as well as maintenance of normal quality-of-life.
•Absence of hepatotoxicity signals and other relevant adverse events leading to discontinuations, which distinguishes vidofludimus calcium from other oral RMS treatments.
•A broad spectrum antiviral effect, which may support lowering the rate of viral infections and reactivations, including EBV reactivation, potentially resulting in slowing potential EBV-related neurodegenerative processes.

Phase 2 Clinical Trial of Vidofludimus Calcium in RRMS (EMPhASIS Trial)

Our Phase 2 EMPhASIS trial of vidofludimus calcium in RRMS consisted of two cohorts: The full data set of Cohort 1, which evaluated efficacy and safety of 30 mg or 45 mg once daily vidofludimus calcium compared to placebo, was published by us in August and September 2020, respectively. The Cohort 1 results were subsequently published in the peer reviewed journal, Annals of Clinical and Translational Neurology (Fox et al., 2022). The results of Cohort 2, which evaluated efficacy and safety of 10 mg once daily vidofludimus calcium compared to placebo, were also published by us.

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

The ENSURE trials are being run concurrently. The first patient in ENSURE-1 was enrolled in November 2021. The first patient in ENSURE-2 was enrolled in January 2022. A non-binding interim futility analysis to assess event rates is planned to occur after approximately half of the relapse events have occurred in the double-blind treatment periods. This analysis is intended to inform potential sample size adjustment and help ensure that final study readout is not planned to occur before sufficient events have been achieved. We currently expect to report data from the interim analysis of the ENSURE program in late 2024 and to read-out the first of the ENSURE trials in the second quarter of 2026.

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

Phase 2 Clinical Trial of Vidofludimus Calcium in PMS (CALLIPER Trial)

On July 1, 2021, we announced that the FDA also cleared our separate IND application for the Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. The first patient was enrolled in September 2021. Completion of enrollment was announced in August 2023. Our current expectation is to read-out top-line data of the CALLIPER trial in April 2025.

The multicenter, randomized, double-blind, placebo-controlled Phase 2 CALLIPER trial of vidofludimus calcium enrolled 467 patients with primary PMS, or active or non-active secondary PMS at more than 70 sites in North America, Western, Central and Eastern Europe. Patients were randomized to either 45 mg daily doses of vidofludimus calcium or placebo in a double-blinded fashion. The trial’s primary endpoint is the annualized rate of percent brain volume change up to 120 weeks.

Key secondary endpoints include the annualized rate of change in whole brain atrophy and time to 24-week confirmed disability progression based on EDSS which may further support disability data from the ENSURE trials.

On October 9, 2023, we announced positive interim data from our Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. The predefined interim analysis examined the change from baseline to 24 weeks in serum NfL and glial fibrillar acidic protein ("GFAP") levels among approximately the first half of patients enrolled in this trial. NfL and GFAP have been shown in third-party research to consistently correlate with disease activity in neurodegenerative disorders and have become two of the most important serum biomarkers for axonal damage over the past few years. We believe that the interim data showed biomarker evidence that vidofludimus calcium's activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential.

Serum NfL responses were consistently observed for vidofludimus calcium across progressive MS disease and all subpopulations. In the overall PMS population at 24 weeks (N=203), vidofludimus calcium was associated with a 6.7% reduction from baseline in serum NfL, compared to a 15.8% increase over baseline in placebo (p=0.01, post hoc). At 48 weeks (N=79), vidofludimus calcium reduced serum NfL by 10.4% from baseline, compared to a 6.4% increase in placebo. Substantial reductions were also seen across all PMS subtypes, as well as in patients that show or do not show disease and/or MRI activity.

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

The FDA reviews all available data relating to safety, efficacy and quality and assesses the risk/benefit profile of a product candidate before granting approval. The data assessed by the FDA in reviewing an NDA includes preclinical testing data, including animal data, chemistry manufacturing and controls (“CMC”) data, PK, pharmacodynamic (“PD”) and drug-drug interaction data, as well as human clinical safety and efficacy data. Moreover, an agreement for a pediatric development plan (“PSP”) is required to be achieved with the FDA prior to NDA submission.

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

We have an ongoing Phase 3 program for vidofludimus calcium in RMS and an ongoing Phase 2 clinical trial for vidofludimus calcium in PMS. For our most advanced indication RMS, marketing approval requires completion of two successful, well-controlled Phase 3 clinical trials. Completing such clinical trials requires substantial financial and resource investments and takes several years to complete. In parallel, additional preclinical and clinical investigations need to be conducted in preparation for filing applications for regulatory approval, including additional pharmacological studies in special populations or drug-drug interaction studies. There are also additional steps required to develop and validate large-scale manufacturing capabilities as well as manufacturing controls. Certain patient populations with high unmet medical needs in underserved serious diseases, such as non-active SPMS, may also allow to discuss potential expedited approval pathways with regulatory agencies, however, such can only be fully explored following full data readout of the Phase 2 CALLIPER trial.

Vidofludimus Calcium Manufacturing and Formulation

Vidofludimus calcium is formulated as a white, uncoated immediate release tablet. Dose strengths for clinical trials are 5 mg, 15 mg, 22.5 mg, 30 mg and 45 mg, and a matching placebo. The tablets are packaged in polyethylene bottles. Vidofludimus calcium has been synthesized in several batches of up to 80 kg each of active pharmaceutical ingredient (“API”) and a drug product batch size of up to 500,000 tablets has been produced by manufacturers under contract with us. Our existing API manufacturer has the capacity for manufacturing of up to metric tons.

Vidofludimus Calcium Intellectual Property, Licenses and Royalties

Vidofludimus calcium is covered by several layers of granted patents in the United States, Europe and other jurisdictions around the world. These patents are directed towards composition-of-matter for salt forms of vidofludimus, including the specific calcium salt form used in Immunic’s clinical trials; the treatment of RMS with a specific dose strength used in the clinical trials; as well as the dosing regimens, including those used in clinical trials for the treatment of MS. In the United States, these patents provide protection into 2041, unless extended further. In addition, pending applications are directed towards composition-of-matter of a specific polymorph of vidofludimus calcium and a related method of production of the material; as well as the use of vidofludimus calcium and other salt forms as well as free acid forms for treating neurodegenerative diseases. If granted, these applications could provide protection up to 2044, unless extended further. Finally, further undisclosed patent applications dedicated to strengthening the exclusivity period are currently in process. On top of the patent exclusivity, vidofludimus calcium, as a new chemical entity, should also benefit from regulatory data protection.

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

IMU-856

IMU-856 is an orally available and systemically acting small molecule modulator that targets Sirtuin 6 (“SIRT6”), a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. Based on preclinical data, we believe this compound may represent a unique treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, short bowel syndrome, irritable bowel syndrome with diarrhea and other intestinal barrier function associated diseases. We believe that, because IMU-856 has been shown in preclinical investigations to avoid suppression of immune cells, it may therefore have the potential to maintain immune surveillance for patients during therapy, which would be an important advantage versus immunosuppressive medications.

Impaired intestinal barrier function is suspected to be involved in the initiation of many chronic inflammatory or autoimmune conditions, and microbial translocation through the damaged gut mucosa has been associated with many diseases, not only of the bowel but of the whole body. To date, there are no adequate treatment strategies to ameliorate impaired barrier function.

Indication: Celiac Disease

Diagnosis and Prevalence

Celiac disease is a multifactorial, complex autoimmune disease caused by an inappropriate immune reaction against a degradation product of gluten in genetically susceptible individuals. It is characterized by impaired intestinal barrier function with villous atrophy and consecutive nutrient malabsorption. Celiac disease is estimated to affect 1 in 100 people worldwide (Celiac Disease Foundation, 2022). In the United States, alone, it is estimated that there are approximately two million people diagnosed with celiac disease and an additional approximately one million people are undiagnosed, yet still at risk for long-term health complications.

Ongoing inflammation in patients with celiac disease can cause debilitating symptoms and serious medical complications. Many patients suffer from gastrointestinal symptoms such as diarrhea and have abnormal bowel epithelial lining (villous atrophy and crypt enlargement). Small bowel damage often leads to nutrient malabsorption that can result in a range of further clinical manifestations such as fatigue, anemia, osteopenia, weight loss, or failure to thrive in children. In addition, extra-intestinal symptoms and systemic manifestations are often present, such as dermatitis herpetiformis, infertility, or neurological and skeletal disorders. Patients with persistent villous atrophy show an increased risk of lymphoproliferative malignancy. The intestinal epithelial barrier, physiologically impermeable to macromolecules such as gliadin, is recognized to play an important role in the pathogenesis of celiac disease.

Current Treatment Options

There is currently no known cure or medical treatment for celiac disease and patients must adhere to a strict, life-long gluten-free diet which can help manage symptoms and avoid disease flareups. However, a significant number of patients continue to experience disease activity and persistent symptoms despite a gluten-free diet as gluten is present in numerous food products, medications, household products and cosmetics as impurity. Thus, there is an increasing number of different treatment options in clinical development to reduce the burden of living with celiac disease and improve long-term health outcomes.

Current Development Plan and Clinical Studies

Current treatments of many conditions of the bowel are aimed at inhibiting inflammation, but they do not target the impaired bowel wall barrier function. IMU-856 is designed to target pathways impacting the bowel wall barrier function and is aimed to normalize such function. We believe that normalized bowel wall barrier function may avoid antigen triggers, which may lead to the achievement and maintenance of remission without significantly influencing the immune competency of the patient.

We completed a double-blind, randomized, placebo-controlled Phase 1/1b clinical trial of IMU-856, which was comprised of three parts:

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

On September 20, 2022, we also announced unblinded results from the multiple ascending dose part of the ongoing Phase 1 clinical trial. Multiple ascending doses of IMU-856 were found to be safe and well-tolerated and no maximum tolerated dose was reached. Treatment-emergent adverse events were mostly mild in severity. No investigational medicinal product (“IMP”)-related serious adverse events were reported. No dose-dependent changes in laboratory parameters (including no effects on liver enzymes or in hematological parameters), vital signs, physical examination or electrocardiographic evaluations were found. PK analysis showed a quick achievement of stable steady-state plasma concentrations within the first week and stable steady-state trough levels over the 14-day treatment period with a low accumulation factor for IMU-856, allowing predictable trough levels during daily dosing. PK parameters in steady-state revealed a Tmax (time to reach maximum plasma concentration) of 2 to 3 hours post-dose, a plasma half-life of 17.4 to 21.5 hours and dose proportional increases in Cmax (maximum plasma drug concentration) and AUC (area under the concentration-time curve).

Part C: Celiac Disease Patients

The third portion of the Phase 1 clinical trial of IMU-856 was structured as a double-blind, randomized, placebo-controlled Phase 1b trial, designed to assess the safety and tolerability of IMU-856 in patients with celiac disease during periods of gluten-

free diet and a 15-day gluten challenge with 6 g gluten given daily. The trial was conducted at sites in Australia and New Zealand. A total of 43 patients were enrolled in two consecutive cohorts with 80 mg or 160 mg of IMU-856 or placebo given once-daily over 28 days. Further objectives included pharmacokinetics, changes in malabsorption parameters and biomarkers for intestinal integrity, such as citrulline, as well as histological changes.

On May 4, 2023, we announced positive results from our Phase 1b clinical trial of IMU-856 in patients with celiac disease. The data demonstrated positive effects for IMU-856 over placebo in four key dimensions of celiac disease pathophysiology: protection of the gut architecture, improvement of patients’ symptoms, biomarker response, and enhancement of nutrient absorption. IMU-856 was also observed to be safe and well-tolerated in this trial. There were no IMP-related serious or severe treatment-emergent adverse events nor was there any dose-dependency in adverse events. Moreover, the rates of treatment-emergent adverse events in non-disease-related parameters were comparable between the active treatment groups and placebo.

We believe that this data set provided initial clinical proof-of-concept for an entirely new therapeutic approach to gastrointestinal disorders by promoting regeneration of bowel architecture. The data provided first clinical evidence that IMU-856’s ability, observed in preclinical studies, to induce physiological gut cell renewal translates into clinical benefits for patients with celiac disease. Most importantly, the observed protection of intestinal villi from gluten-induced destruction, independent of targeting immune mechanisms involved specifically in celiac disease, appears to be unique among proposed therapeutic approaches and may be applicable to other gastrointestinal diseases such as IBD, short bowel syndrome and irritable bowel syndrome with diarrhea.

We are currently preparing clinical Phase 2 testing of IMU-856 in patients with OACD despite gluten-free diet, while also considering further potential clinical applications in other gastrointestinal disorders.

IMU-856 Manufacturing and Formulation

The API of the IMU-856 drug product is a small molecule compound, formulated as a tablet. For the Phase 1/1b clinical trial, IMU-856 was synthesized at up to 8 kg scale. Developed dose strengths were 40 mg, 80 mg and 160 mg, and a matching placebo. The tablets were packaged in polyethylene bottles. The tablets were produced by a manufacturer under contract with us and finally released for the clinical trial by a vendor in Australia. For Phase 2 clinical testing, we have developed a new, improved formulation of IMU-856 which is more stable and robust.

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

IMU-381

We have selected IMU-381 as a development candidate to specifically address the needs of gastrointestinal diseases. IMU-381 is a next generation molecule with improved overall properties, supported by a series of chemical derivatives. IMU-381 is currently in preclinical testing.

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

The FDA reviews all available data relating to safety, efficacy and quality and assesses the risk/benefit profile of a product candidate before granting approval. The data assessed by the FDA in reviewing an NDA includes preclinical testing data, including animal data, CMC data, PK, PD and drug-drug interaction data, as well as human clinical safety and efficacy data. Moreover, an agreement for a pediatric development plan (“PSP”) is required to be achieved with the FDA prior to NDA submission.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators pursuant to protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection, inclusion/exclusion criteria and the safety and effectiveness criteria to be evaluated. The trial sponsor submits the protocol, as well as any subsequent protocol amendments, to the FDA as part of the IND. Sponsors must also provide all participating investigators and the FDA safety reports of any serious and unexpected adverse events and any findings from laboratory tests in animals that suggest a significant risk for human subjects. For each institution where a clinical trial will be conducted, an Institutional Review Board (“IRB”) must review and approve the clinical trial protocol and informed consent form required to be provided to each trial subject or his or her legal representative prior to a clinical trial commencing, and conduct ongoing monitoring of the study until completed or termination to assure that appropriate steps are taken to protect the human subjects participating in the research.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

Phase 1: In Phase 1 clinical trials, the product candidate is initially introduced into healthy human subjects and tested for safety, dosage and tolerability, absorption, distribution, metabolism, excretion, and effect on the body.

Phase 2: Phase 2 clinical trials are conducted in a limited patient population. These studies continue to evaluate safety while gathering preliminary data on effectiveness in patients with the targeted disease or condition, especially studying the potentially therapeutically effective dose.

Phase 3: Phase 3 clinical trials further evaluate efficacy and safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

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

Before obtaining marketing approval for the commercial sale of any drug product, a sponsor must demonstrate in preclinical studies and well-controlled clinical trials that the product is safe and effective for its intended use and that the manufacturing facilities, processes and controls are adequate to preserve the drug’s identity, strength, quality and purity. The results of these preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information such as an agreed PSP are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; under certain limited circumstances, a waiver of such fees may be obtained. After the submission of an NDA, but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by the FDA to ensure compliance with the applicable cGMP requirements. The FDA may also inspect clinical trial sites and audit clinical study data to ensure that the sponsor’s studies were properly conducted in accordance with the IND regulations, human subject protection regulations, and cGCP.

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

Research and Development

We recognized $83.2 million and $71.3 million in research and development expenses in the years ended December 31, 2023 and 2022, respectively.

Geographic Information

Substantially all of our long-lived assets were located within both the United States and Germany in 2023 and 2022.

Human Capital

As of February 1, 2024, we had 77 employees, eight of whom held M.D. degrees and 30 of whom held Ph.D. degrees. Of the employees, 52 were engaged in research and development and 25 in administration. We consider our employee relations to be good.

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

Our corporate headquarters are located at 1200 Avenue of the Americas, Suite 200, New York, New York 10036. We also have an office at Lochhamer Schlag 21, 82166 Graefelfing, Germany and a research laboratory in Planegg, Germany. Our telephone number is (332) 255-9818.

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

•Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics.

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

•We are heavily dependent on the success of our product candidates, which are in the early to late stages of clinical development. We may not be able to generate data for any of our product candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized.

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

•Our failure to meet the $1.00 minimum bid price or other continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

•The market price of our common stock has been and is expected to continue to be volatile.

•We do not anticipate that we will pay any cash dividends in the foreseeable future.

Macroeconomic Risks

Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics.

Disease outbreaks, epidemics and pandemics, in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and to maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. Additionally, general supply chain issues may be exacerbated during disease outbreaks, epidemics or pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. Moreover, the extent to which disease outbreaks, epidemics and pandemics may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. To the extent any future disease outbreak, epidemic or pandemic adversely affects our business, financial condition, results of operations and growth prospects, it could also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Continued inflation and uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

Adverse macroeconomic conditions, including inflation, slower growth or recession, higher interest rates, currency fluctuations, supply chain delays or shortages, high unemployment or personnel shortages could hurt our business. We have already seen a general increase in many of our costs as a result of inflation, although inflation has not yet had a material impact on our results of operations. However, the economies of Germany, the United States, Australia and other countries in which we do business have experienced high rates of inflation during 2022 and 2023 and, if inflation were to continue for a prolonged period of time or the rate of inflation in our markets were to increase, or if a global recession were to occur, our expenses could increase substantially, resulting in increased losses from operations and net loss. A downturn in the economic environment can also lead to limitations on our ability to obtain financing, reduced liquidity and declines in our stock price.

Our clinical trials have been delayed as a result of the ongoing military action by Russia in Ukraine and the continuation of this conflict could have further adverse effects on our business.

Our clinical trials of vidofludimus calcium were originally planned to be conducted at more than 60 sites in Ukraine and Russia, but most had to be relocated to other countries because of the invasion of Ukraine by Russia in February 2022 and resulting sanctions imposed on Russia by the United States and other countries. These disruptions delayed our clinical development program, increased our costs and may disrupt future planned clinical development activities in these two countries. This military action has continued for more than two years and its future course and effects on our Company are highly unpredictable. We currently have 35 active sites in western Ukraine and the ongoing conflict could put the data associated with these patients in jeopardy as well as extend patient recruitment timelines. We anticipate that Ukraine will make up approximately 20% of our ENSURE- 1 and ENSURE-2 phase 3 patient population. Alternative sites to fully and timely compensate for our clinical trial activities in Ukraine may not continue to be available. If our clinical trials are further interrupted, our clinical development program could experience further delays and increased costs and we may have insufficient data to support regulatory approvals of vidofludimus calcium, and any commercialization may be delayed or not approved, which could limit our potential revenue and hurt the competitive position of our potential products.

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

We are a development-stage pharmaceutical company with a limited operating history with our current business plan. Our net losses were $93.6 million and $120.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $410.9 million and to date and have not generated any revenue from our current product candidates. Moreover, Immunic AG, the company’s operating subsidiary, has only a limited operating history upon which stockholders can evaluate our business and prospects, is not profitable and has incurred losses in each year since its inception in 2016. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry.

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

We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for, and successfully commercialize, any current or future product candidate. However pharmaceutical product development is an extremely costly and highly speculative undertaking and involves a substantial degree of risk. In addition, if we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive regulatory approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates. Even if we eventually obtain adequate market share for our product candidates, to the extent they receive regulatory and market approval and authorization for reimbursement, the potential markets for our product candidates may not be large enough for us to become profitable.

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

Since the inception of Immunic AG, substantially all of our resources have been dedicated to the clinical development of our product candidates. Developing pharmaceutical products, including conducting preclinical and non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2023 and December 31, 2022, we used net cash of $70.8 million and $65.1 million, respectively, in our operating activities, substantially all of which related to development of our current product candidates. We believe that we will continue to expend substantial resources for the foreseeable future toward the completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of any approved product candidates, and development of any other current or future product candidates we may choose to further develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, seeking marketing approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any current or future product candidates that may be approved for marketing.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume cash and cash equivalents significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements depend on many factors, including:
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

None of our current product candidates have yet advanced to the point when we could seek marketing approval for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize, our product candidates in a timely manner. We cannot commercialize our product candidates in the United States without first obtaining approval from the FDA to market each product candidate. Similarly, we cannot commercialize our product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidates could fail to receive marketing approval for many reasons, including the following:
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

Regulatory authorities outside of the United States, such as in Europe and Japan and in emerging markets, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those jurisdictions. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates into the relevant markets. Clinical trials conducted in one country may not be accepted or the results may not be found adequate by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. However, the failure to obtain regulatory approval in one jurisdiction could have a negative impact on our ability to obtain approval in different jurisdictions. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time-consuming. Foreign regulatory approval may be subject to all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all.

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

We are heavily dependent on the success of our product candidates, most of which are in the early to late stages of clinical development. We may not be able to generate data for any product candidates sufficient to receive regulatory approval in its planned indications, which will be required before it can be commercialized.

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

Our most advanced product candidate, vidofludimus calcium, had the first patient enrolled in a Phase 3 program for relapsing multiple sclerosis (“RMS”) in November 2021 and we do not expect the readout of topline data from this trial until the middle of 2026. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

If we experience delays in the completion of, or experience termination of, any clinical trials of our product candidates, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from product candidates could be delayed or impaired. We have recently experienced delays in our planned clinical trials of vidofludimus calcium at sites in Ukraine and Russia because of the invasion of Ukraine by Russia in 2022 and the ongoing conflict. These and other delays we may encounter in initiating or completing clinical trials would likely increase our overall costs, impair product candidate development and impair our ability to obtain regulatory approval. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, packaging, distribution, adverse event reporting, storage, labeling, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations and GCP for any clinical trials that we conduct post-approval. Any marketing approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or subject to conditions of approval, or contain requirements for potentially costly post-approval studies, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. The FDA may also require us to implement a Risk Evaluation and Mitigation

Strategy drug safety program as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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
•Federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or for making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties (tied to inflation) of $13,946 to $27,894 (after January 15, 2024) per false claim or statement.
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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and other jurisdictions. We operate in a highly regulated industry and new laws, regulations, judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery of, or payment for, healthcare products and services could negatively impact our business, financial condition, results of operations and prospects. There continues to be significant interest in promoting healthcare reform, as evidenced by the enactment in the United States of the Affordable Care Act and efforts to repeal, invalidate or modify portions of the act. Among other things, the Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, revising the methodology by which rebates owed by manufacturers for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, extending Medicaid rebates to individuals enrolled in Medicaid managed care plans, imposing mandatory discounts for certain Medicare Part D beneficiaries who fall into a coverage gap, and subjecting drug manufacturers to payment of an annual fee based on its market share of prior year total sales of branded products to certain federal healthcare programs.

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

In addition, even if we enter into contracts with or receive grants from government agencies, non-profit entities or academic institutions, we may lose such contracts or grants due to failure to comply with applicable terms, limitations, or government regulations. As a result, our business, results of operations, financial condition and prospects could be harmed.

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

We currently have approximately 77 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing our growth. As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

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

As a result of a new SEC rule on cybersecurity disclosure, we are required to disclose, on a current basis pursuant to new Item 1.05 of SEC Form 8-K, any cybersecurity incident that we determine to be material and describe the material aspects of the nature, scope, and timing of the incident, as well as the material impact or reasonably likely material impact of the incident on us, including our financial condition and results of operations. We will also be required to describe, on a periodic basis, our processes, if any, for the assessment, identification, and management of material risks from cybersecurity threats, and describe whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing material risks from cybersecurity threats. While we believe that our insurance policies include liability coverage for security breaches, we could be subject to liability, indemnity claims or other damages that exceed, or are outside the scope of, our insurance coverage. As a result, the ramifications of a potential security breach could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as cause a decline in the trading price of our common stock.

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

Our product development programs and the potential commercialization of our current product candidates will require substantial additional cash to fund expenses. Therefore, in addition to financing the development of our product candidates through additional equity financings or through debt financings, we may decide to enter into collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of our product candidates in the United States or foreign markets. We announced in June 2022 that we do not plan further drug development activities in ulcerative colitis without a partner.

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

In particular, the field of inflammatory bowel disease, including ulcerative colitis and Crohn’s disease, are highly competitive. Our competitors in the United States and elsewhere include major pharmaceutical, biotechnology and biosimilar manufacturers. Some of these competitors may have more extensive research and development, regulatory compliance, manufacturing, marketing and sales capabilities than we have, and are already marketing products approved by the FDA for these indications. Many competitors also have significantly greater financial resources. These companies may succeed in developing products that are more effective or more economical than any of our product candidates and may also be more successful than we in manufacturing, developing and obtaining regulatory approvals and reimbursement for products. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical.

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

We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Instead, we rely on, and expect to continue to rely on, third parties for the supply of raw materials and manufacture of drug supplies necessary to conduct our preclinical studies and clinical trials. Our reliance on third parties for manufacturing exposes us to additional risks. Delays in production by third parties could delay our clinical trials or have an adverse impact on any commercial activities. In addition, our dependence on third parties for the manufacture of and formulation of our product candidates subjects us to the risk that such product candidates may have manufacturing defects that we have limited ability to prevent or control. Although we oversee these activities to ensure compliance with our quality standards, budgets and timelines, we have, and will continue to have, less control over the manufacturing of our product candidates than if we were to manufacture our product candidates. Further, the third parties we contract with could have staffing difficulties, might undergo changes in priorities or may become financially distressed, any of which would adversely affect the manufacturing and production of our product candidates. In addition, a third party could be acquired by, or enter into an exclusive arrangement with, one of our competitors, which would adversely affect our ability to access the formulations we require for the manufacturing of our product candidates.

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

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting, financial advisory and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreements.

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

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date, but before we or our licensor files a patent application, could therefore be awarded a patent covering an invention of ours even if we or our licensor had made the invention before the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patent rights depends on whether the differences between the licensors or our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain if we (or our licensor) was the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

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

Effective December 31, 2019, we are no longer an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” no longer apply, and we are required to report on internal control over financial reporting, which has increased our costs as a public company and increased the demands on management.

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

Risks Related to Our Common Stock

Our failure to meet the $1.00 minimum bid price or other continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

Any Nasdaq action relating to a delisting could have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any such delisting action may materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Global Select Market could also have other negative results, including the potential loss of institutional investor interest, reduced coverage by equity research analysts and fewer business development opportunities.

In the event of any delisting or potential delisting, we may attempt to take actions to restore our compliance with Nasdaq’s listing requirements, such as seeking stockholder approval of a reverse stock split, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed or be re-listed, stabilize the market price or improve the liquidity of our common stock, maintain a minimum closing bid price of $1.00 per share for 10 consecutive trading days as required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) or prevent future non-compliance with Nasdaq’s listing requirements.

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

If our stockholders do not approve an increase in the number of authorized shares of our common stock, our ability to raise additional capital to fund our operations and to incentivize our employees will be extremely limited.

We currently have 130,000,000 shares of common stock authorized for issuance and a total of 89,929,016 shares issued and outstanding as of January 31, 2024. We have asked our stockholders to approve an amendment to our certificate of incorporation to increase our authorized shares of common stock to 500,000,000 shares, at a Special Meeting of Stockholders to be held on March 4, 2024. The Securities Purchase Agreement with investors in our January 4, 2024 private placement requires us to submit this proposal to our stockholders for approval at the Special Meeting and, if not approved, to resubmit this proposal to stockholders for approval at least semi-annually until approval is obtained. If holders of a majority of the total outstanding shares of our common stock do not vote in favor of this proposal at the Special Meeting on March 4, 2024, our ability to raise additional equity financing will be severely limited, which will impair our ability to fund the future needs of our business, unless and until we are able to generate sufficient revenue from operations.

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

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide, or cease to provide, research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. If we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could substantially decline immediately if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price and trading volume to decline.

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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity
Risk management and strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant who reports to our Head of IT who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Executive Officer and General Counsel are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Executive Officer and General Counsel oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Executive Officer and IT consultant provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties.
As of December 31, 2023, we lease approximately 24,300 square feet in Germany in Gräfelfing, 4,800 square feet in Planegg and approximately 3,300 square feet of office space in the U.S. in New York City.
The New York City lease, which we entered into in November 2019, extended in April 2023, expires July 31, 2025 and provides the principal location for our U.S. operations. The Gräfelfing, Germany lease, which was effective July 1, 2020 and then adjusted on March 1, 2021 and August 1, 2022 to add more square footage, expires in June 2025. In February 2023, we entered into a lease agreement for our research facility in Planegg, Germany which started in October 2023 and expires in October 2028.
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
Holders
As of February 16, 2024, there were 53 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had 77 employees as of February 1, 2024.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with multiple sclerosis (“MS”) and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS, progressive MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease, short bowel syndrome and irritable bowel syndrome with diarrhea; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.
We have incurred net losses since inception and have an accumulated deficit of $410.9 million through December 31, 2023. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with therapeutic product development and the clinical trial process, we cannot predict the timing or level of future expenses with certainty, when product approval might occur, if ever, or when profitability may be achieved or sustained.
Recent Events
Private Placement of up to $240 Million

On January 4, 2024, Immunic entered into a Securities Purchase Agreement with select accredited investors, pursuant to which the Company agreed to issue and sell to the Investors in a three-tranche private placement shares of the Company’s common stock, $0.0001 par value per share or in lieu thereof, pre-funded warrants to purchase shares of Common Stock. The Pre-Funded Warrants are exercisable immediately for $0.0001 per share and until exercised in full.

•The first tranche, which closed on January 8, 2024, resulted in the purchase by the Investors of an aggregate of $80 million of Common Stock (or Pre-Funded Warrants) from the Company at a price of $1.43 per share;
•The second tranche is a conditional mandatory purchase by the Investors of an additional $80 million of Common Stock (or Pre-Funded Warrants) from the Company at a price of $1.716 per share, equal to 120% of the price paid in the first tranche and is subject to the satisfaction of three conditions:
◦release by the Company of topline data from its Phase 2b clinical trial of vidofludimus calcium (IMU-838) in progressive multiple sclerosis, which data is currently expected in or around April 2025;
◦the 10-day volume-weighted average price of the Common Stock is at least $8.00 per share during the 6 months following the data release; and
◦aggregate trading volume during the same 10-day period is at least $100 million.
•The third tranche must occur no later than three years after the second tranche and is conditioned on the same volume-weighted average share price and minimum trading volumes as the second tranche. The third tranche provides for the issuance of $80 million of shares of common stock (or pre-funded warrants) at the same price per share as the second tranche, but permits investors to fund their purchase obligations on a “cashless” or net settlement basis, which would reduce the cash proceeds to be raised by the Company in the Private Placement.

Any of the conditions in the second or third tranches can be waived by holders of a majority of the outstanding securities (including the lead Investor).

The Private Placement resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. Assuming that the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche. However, the amount of cash received in the third tranche would depend on the extent to which the Investors elect to fund the third tranche through a “cashless” or net settlement basis. Therefore, total gross proceeds from the offering to the Company could actually be between $80 million and $240 million. Gross proceeds to the Company will be reduced by fees paid to the placement agents, capital markets advisors and payments of transaction expenses. The Company intends to use the net proceeds from the Private Placement to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), IMU-856 and IMU-381, and for other general corporate purposes.

Notice of Allowance for United States Patent Protecting Vidofludimus Calcium's Dosing Regimens in Multiple Sclerosis

On November 21, 2023, we announced that we have received a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for patent application 17/992,162, entitled, “Compounds and Dosage Regimen for Use in the Prevention or Treatment of Chronic Inflammatory and/or Autoimmune Diseases.” Specifically, the resulting patent covers dosing regimens associated with vidofludimus calcium and other salt forms as well as free acid forms for the treatment of MS, including all regimens tested in the company’s MS clinical program. The patent is expected to provide protection into 2038, unless extended further. The patent was previously granted to us in Japan and certain other countries.
Notice of Allowance for United States Patent Protecting the Treatment of Relapsing Multiple Sclerosis with Vidofludimus and Its Salts
On November 2, 2023, we announced that we have received a Notice of Allowance from the USPTO for patent application 17/391,442, entitled, “Treatment of Multiple Sclerosis Comprising DHODH Inhibitors,” covering a daily dose of about 10 mg to 45 mg of vidofludimus calcium and other salt as well as free acid forms for the treatment of RMS. The claims are expected to provide protection into 2041, unless extended further.
Positive Interim Data from Phase 2 CALLIPER Trial of Vidofludimus Calcium in Progressive Multiple Sclerosis
On October 9, 2023, we announced positive interim data from our Phase 2 CALLIPER trial of vidofludimus calcium in patients with progressive multiple sclerosis ("PMS"). The predefined interim analysis examined the change from baseline to 24 weeks in serum neurofilament light chain (“NfL”) and glial fibrillar acidic protein ("GFAP") levels among approximately the first half of patients enrolled in this trial. We believe that this data showed biomarker evidence that vidofludimus calcium's activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential.

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

Completion of Enrollment of Phase 2 CALLIPER Trial of Vidofludimus Calcium in Progressive Multiple Sclerosis
On August 17, 2023, we announced completion of enrollment of our Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. In total, 467 patients with primary PMS, or active or non-active secondary PMS have been randomized to either 45mg of vidofludimus calcium or placebo. A top-line data readout of the full 467 patients is expected in April 2025.
Vidofludimus Calcium Acts as Potent Nurr1 Activator, Reinforcing Neuroprotective Potential in MS

On May 17, 2023, we announced the publication of preclinical data showing that vidofludimus calcium acts as a potent Nurr1 activator, in addition to its known mode of action as a DHODH inhibitor. Activation of Nurr1 could be responsible for the drug’s postulated neuroprotective effects and may contribute to the previously reported reduction of confirmed disability worsening events in MS patients. Specifically, preclinical data shows potent Nurr1 activation by vidofludimus calcium at low concentrations in several test systems. The data was published in the peer-reviewed, high impact Journal of Medicinal Chemistry, in a paper entitled, “Development of a potent Nurr1 agonist tool for in vivo applications” (Vietor et al., 2023).

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

Positive Results From Phase 1b Clinical Trial of IMU-856 in Celiac Disease

On May 4, 2023, we announced positive results from our Phase 1b clinical trial of IMU-856 in patients with celiac disease. The data demonstrated positive effects for IMU-856 over placebo in four key dimensions of celiac disease pathophysiology: protection of the gut architecture, improvement of patients’ symptoms, biomarker response, and enhancement of nutrient absorption. IMU-856 was also observed to be safe and well-tolerated in this trial.

We believe that this data set provides initial clinical proof-of-concept for an entirely new therapeutic approach to gastrointestinal disorders by promoting regeneration of bowel architecture. The data provides first clinical evidence that IMU-856’s ability, observed in preclinical studies, to induce physiological gut cell renewal translates into clinical benefits for patients with celiac disease. Most importantly, the observed protection of intestinal villi from gluten-induced destruction, independent of targeting immune mechanisms involved specifically in celiac disease, appears to be unique among proposed therapeutic approaches and may be applicable to other gastrointestinal diseases such as inflammatory bowel disease, short bowel syndrome and irritable bowel syndrome with diarrhea.

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
Foreign Currency Translation and Presentation
Our reporting currency is US dollars. During the twelve months ended December 31, 2023 and 2022, Immunic AG’s operations were located in Germany with the euro being its functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar. All amounts in the financial statements where the functional currency is not the US dollar are translated into US dollar equivalents at exchange rates as follows:
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
On October 20, 2022, we announced the outcome of a significant interim analysis of our Phase 1b clinical trial of izumerogant in patients with moderate-to-severe psoriasis, which was not deemed positive progress. On October 21, 2022, we experienced a significant decrease in our market capitalization. We considered this to be a triggering event as the fair market value of the company was less than its book value, indicating that it is more likely than not that goodwill is impaired. Upon further evaluation, we recorded an approximately $33.0 million goodwill impairment charge in the fourth quarter of 2022, which represents a full write down of our previous goodwill balance.
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, IMU-856 and IMU-381. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program for clinical trials in MS and UC.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of December 31, 2023 and 2022, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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
Since our inception in March 2016, we have spent a total of approximately $298.1 million in research and development expenses through December 31, 2023.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, izumerogant and IMU-856. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program, for clinical trials in MS and UC.
In August 2019, Immunic AG received a grant of up to approximately $726,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds have been used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $726,000 of income in total of which $100,000 and $254,000 were recorded in the twelve months ended December 31, 2023 and 2022, respectively, and were classified in Other Income in the accompanying consolidated statement of operations. The funding of this grant is now completed.
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

Results of Operations
Comparison of Fiscal Years Ended December 31, 2023 and 2022
The following table summarizes our operating expenses for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Years Ended December 31,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$83,215	$71,255	$11,960	17%
General and administrative	16,008	15,263	745	5%
Goodwill impairment (see Note 2)	—	32,970	(32,970)	NM
Total operating expenses	99,223	119,488	(20,265)	(17)%
Loss from operations	(99,223)	(119,488)	20,265	(17)%
Total other income (expense), net	5,611	(919)	6,530	(711)%
Net loss	(93,612)	(120,407)	26,795	(22)%

Research and development expenses increased by $12.0 million during the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. The increase reflects (i) a $10.2 million increase in external development costs related to the Phase 3 clinical program of vidofludimus calcium in relapsing multiple sclerosis, (ii) a $5.2 million increase in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in progressive multiple sclerosis, (iii) a $2.2 million increase in drug supply costs for vidofludimus calcium to support our ongoing trials, (iv) a $2.2 million increase in personnel expense in research and development related to an increase in headcount, $0.2 million of which was due to non-cash stock based compensation and (v) a $1.5 million increase in external development costs related to IMU-856. The increases were partially offset by (i) a decrease of $6.5 million from deprioritizing the izumerogant program in psoriasis and castration-resistant prostate cancer, (ii) a decrease of $2.5 million in external development costs related to the Phase 2 clinical trial of vidofludimus calcium in ulcerative colitis and (iii) a $0.3 million increase in related costs across numerous categories.

General and administrative expenses increased by $0.7 million during the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. The increase was primarily due to (i) a $0.4 million increase in legal and consultancy expense, (ii) a $0.3 million increase in travel expense, (iii) a $0.2 million increase in facility expenses primarily due to additional lease space and (iv) a $0.3 million increase across numerous categories. The increases were partially offset by a decrease of $0.5 million in personnel expense in general and administrative which was primarily due to non-cash stock based compensation decrease.

On October 20, 2022, we announced the outcome of a significant interim analysis of our Phase 1b clinical trial of izumerogant in patients with moderate-to-severe psoriasis, which was not deemed positive progress. On October 21, 2022, we experienced a significant decrease in the Company's market capitalization. The Company considered this to be a triggering event, indicating that it is more likely than not that goodwill is impaired. Upon further evaluation, we recorded an approximately $33.0 million non-cash goodwill impairment charge in the fourth quarter of 2022, which represented a full write down of our previous goodwill balance.

Other income increased by $6.5 million during the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. The increase was primarily attributable to (i) a $3.9 million decrease in foreign exchange losses, (ii) a $2.3 million research allowance attributable to tax year 2021 and 2022 from the German Federal Ministry of Finance and (iii) a $2.0 million increase in interest income as a result of higher interest rates. The increase was partially offset by (i) a $1.6 million decrease in research and development tax incentives for clinical trials in Australia as a result of decreased spending on clinical trials in Australia and (ii) a $0.1 million decrease across numerous categories.

Liquidity and Capital Resources
Overview
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. Our net losses were approximately $93.6 million and $120.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $410.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the preclinical and clinical development of our product candidates and add personnel necessary to operate as a company with an advanced clinical pipeline of product candidates. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms, if at all.
From inception through January 31, 2024, Immunic has raised net cash of approximately $431.4 million from private and public offerings of preferred and common stock. As of December 31, 2023, the Company had cash and cash equivalents of approximately $46.7 million. On January 4, 2024, we raised net cash proceeds in a private placement of approximately $75.0 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of January 31, 2024, the 2023 Shelf Registration statement has not been made effective, however, we can (i) continue to sell, subject to applicable SEC requirements, unsold securities remaining on the expiring 2020 Shelf Registration Statement; and (ii) offer and sell additional securities to be registered on the new Form S-3.
In November 2020, we filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permitted the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of January 31, 2024, there is $75.0 million of unsold securities remaining on from the 2020 Shelf Registration Statement.
In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement with SVB Leerink LLC (now Leerink Partners LLC) as agent ("December 2020 ATM"). We have used and intend to continue to use the net proceeds from the December 2020 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of January 31, 2024, $7.5 million in capacity remains under the December 2020 ATM.

In May 2022, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with SVB Securities LLC (now Leerink Partners LLC) as the sales agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of January 31, 2024, $80.0 million in capacity remains under the May 2022 ATM.

For the year ended December 31, 2023, we raised gross proceeds of $0.9 million pursuant to the December 2020 ATM through the sale of 657,012 shares of common stock at a weighted average price of $1.34 per share. The net proceeds from the December 2020 ATM were $0.9 million after deducting underwriter commissions of $26,000.
For the year ended December 31, 2022, we raised gross proceeds of $40.9 million pursuant to the December 2020 ATM through the sale of 4,204,113 shares of common stock at a weighted average price of $9.72 per share. The net proceeds from the December 2020 ATM were $39.6 million after deducting underwriter commissions of $1.2 million.
Equity Offerings
Private Placement of up to $240 Million

On January 4, 2024, Immunic entered into a Securities Purchase Agreement with select accredited investors, pursuant to which the Company agreed to issue and sell to the Investors in a three-tranche private placement shares of the Company’s common stock, $0.0001 par value per share or in lieu thereof, pre-funded warrants to purchase shares of Common Stock. The Pre-Funded Warrants are exercisable immediately for $0.0001 per share and until exercised in full.

The first tranche, which closed on January 8, 2024, resulted in the purchase by the Investors of an aggregate of $80 million of Common Stock (or Pre-Funded Warrants) from the Company at a price of $1.43 per share; The second tranche is a conditional mandatory purchase by the Investors of an additional $80 million of Common Stock (or Pre-Funded Warrants) from the Company at a price of $1.716 per share, equal to 120% of the price paid in the first tranche and is subject to the satisfaction of three conditions:

•release by the Company of topline data from its Phase 2b clinical trial of vidofludimus calcium (IMU-838) in progressive multiple sclerosis, which data is currently expected in or around April 2025;
•the 10-day volume-weighted average price of the Common Stock is at least $8.00 per share during the 6 months following the data release; and
•aggregate trading volume during the same 10-day period is at least $100 million.

The third tranche must occur no later than three years after the second tranche and is conditioned on the same volume-weighted average share price and minimum trading volumes as the second tranche. The third tranche provides for the issuance of $80 million of shares of common stock (or pre-funded warrants) at the same price per share as the second tranche, but permits investors to fund their purchase obligations on a “cashless” or net settlement basis, which would reduce the cash proceeds to be raised by the Company in the Private Placement.
Any of the conditions in the second or third tranches can be waived by holders of a majority of the outstanding securities (including the lead Investor).

The Private Placement resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. Assuming that the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche. However, the amount of cash received in the third tranche would depend on the extent to which the Investors elect to fund the third tranche through a “cashless” or net settlement basis. Therefore, total gross proceeds from the offering to the Company could actually be between $80 million and $240 million. Gross proceeds to the Company will be reduced by fees paid to the placement agents, capital markets advisors and payments of transaction expenses. The Company intends to use the net proceeds from the Private Placement to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), IMU-856 and IMU-381, and for other general corporate purposes
Future Capital Requirements
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
•the cost, timing and outcome of any future litigation; and
•the timing, receipt and amount from the sales of, or royalties on, any future products.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, strategic alliances, collaborations and licensing arrangements. Recent developments, however, will make it more difficult and costly for us to obtain funding for our cash needs. We do not expect to achieve revenue from product sales prior to the use of all the net proceeds from our public and private offerings to date. We do not have any committed external source of funds. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and it may be on terms that are not favorable to us or our stockholders. Sales of equity securities will also be more difficult for at least the foreseeable future because of general volatility in the equity markets for companies like us, as well as the significant decline in the trading price of our stock following our announcement on October 21, 2022 of the Phase 1b interim analysis of izumerogant in moderate-to-severe psoriasis. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. Also, the cost of debt financing has increased due to the rise in interest rates beginning in March 2022. If we raise additional funds through collaborations and licensing arrangements with third parties, we would expect to relinquish substantial rights to our technologies or our future products, or grant licenses on terms that may not be favorable to us. If we were to complete a merger, or other business combination, we may relinquish all control over the organization and could experience detrimental tax effects. If we are unable to raise adequate funds, we may have to curtail our product development programs and liquidate some or all of our assets. Any of these factors could harm our operating results and could result in substantial declines in the trading price of our common stock.
As of December 31, 2023, we had cash and cash equivalents of approximately $46.7 million. On January 4, 2024, we raised net cash proceeds in a private placement of approximately $75.0 million.
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31 (in thousands):

	2023	2022
Cash (used in) provided by:
Operating activities	$(70,828)	$(65,144)
Investing activities	9,462	(9,741)
Financing activities	1,033	95,760

Net cash used in operating activities
During the year ended December 31, 2023, operating activities used $70.8 million of cash. The use of cash related to our net loss of $93.6 million adjusted for non-cash charges of $7.1 million of stock-based compensation and a $0.5 million foreign currency loss as well as a $15.0 million net change in our operating assets and liabilities. Changes in our operating assets and liabilities consisted primarily of a decrease of $3.9 million in prepaid expenses and other current assets combined with a $11.2 million increase in other current liabilities, accrued expenses and accounts payable. The decrease in prepaid expenses and other current assets is primarily due to lower prepaid clinical costs. The increase in liabilities is primarily due to an increase in clinical costs as a result of our Phase 3 clinical studies for RMS and Phase 2 clinical studies for PMS.
During the year ended December 31, 2022, operating activities used $65.1 million of cash. The use of cash related to our net loss of $120.4 million adjusted for non-cash charges of $45.7 million related to $33.0 million of goodwill impairment, $7.9 million of stock-based compensation and a $4.8 million foreign currency loss as well as a $9.5 million net change in our operating assets and liabilities. Changes in our operating assets and liabilities consisted primarily of a decrease of $7.5 million in prepaid expenses and other current assets combined with a $2.0 million increase in other current liabilities, accrued expenses and accounts payable. The decrease in prepaid expenses and other current assets is primarily due to lower prepaid clinical costs. The increase in liabilities is primarily due to an increase in clinical costs as a result of the start of our Phase 3 clinical studies for RMS and Phase 2 clinical studies for PMS.
Net cash used in investing activities
During the year ended December 31, 2023, net investing activities provided $9.5 million of cash, primarily due to the sale of $9.8 million of time deposits partially offset by the purchase of $0.3 million of property and equipment.
During the year ended December 31, 2022, net investing activities used $9.7 million of cash, primarily due to purchase of $9.6 million of time deposits that had an original maturity of greater than three months and the purchase of equipment.
Net cash provided by financing activities
During the year ended December 31, 2023, financing activities provided $1.0 million due primarily to net cash proceeds from the sale of common stock under our December 2020 ATM.
During the year ended December 31, 2022, financing activities provided $95.8 million of cash consisting of net cash proceeds from the sale of common stock under the $60 Million Private Placement Equity Financing and the December 2020 ATM.
Off-Balance Sheet Arrangements
Through December 31, 2023, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Other Commitments and Obligations
See Note 2 - Collaboration Arrangements of the Notes to the Financial Statements regarding the Company’s obligations under the option agreement with Daiichi Sankyo, which includes the potential payment of future development, regulatory and sales milestone payments, as well as royalties related to IMU-856.

 Maturities of the operating lease obligation are as follows as of December 31, 2023 (in thousands):

2024	$758
2025	$451
2026	$78
2027	$82
2028	$79
Thereafter	$—
Total lease payments	$1,448
Less: interest portion	$114
Present value of lease obligation	$1,334
Contractual Obligations
As of December 31, 2023, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium, izumerogant and IMU-856 totaling approximately $4.2 million, all of which is expected to be paid in 2024.
Recently Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $46.7 million as of December 31, 2023, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $10.4 million of these funds are held in German bank accounts that were earning between 2%-3.25% interest as of December 31, 2023. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. As of

December 31, 2023, our German and Australian subsidiaries had net current liabilities (defined as current assets less current liabilities), subject to foreign currency translation risk, of $5.9 million. An increase of approximately $0.6 million in net current liabilities would result as of December 31 2023, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the year ended December 31, 2023, would have impacted our net loss by approximately $8.1 million, primarily due to the euro.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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

As of December 31, 2023, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement (the “Definitive Proxy Statement”), to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Election of Directors,” “Board of Directors and Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
4.1	2019 Omnibus Equity Incentive Plan, as amended,	S-8	4.2	August 21, 2023
4.2+	Amended and Restated 2021 Employee Stock Purchase Plan.	S-8	10.3	July 28, 2021
4.3*	Description of Registrant’s Securities
4.4	Form of Pre-Funded Warrant	8-K	4.1	January 4, 2024
10.1	Addendum No. 5, dated October 17, 2023, to Employment Agreement, dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	October 17, 2023
10.2	Employment Agreement, dated December 18, 2023, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	10.3	December 18, 2023
10.3	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	December 18, 2023
10.4	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	10.2	December 18, 2023
10.5	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	10.4	December 18, 2023
10.6	Securities Purchase Agreement, dated January 4, 2024, by and among the Company and the Investors.	8-K	10.1	January 4, 2024
10.7	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.8	Service Agreement, dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler.	10-K	10.5	February 23, 2023
10.9	Service Agreement, dated September 29, 2016, between Immunic AG and Daniel Vitt.	10-K	10.6	February 23, 2023
10.10	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.11	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
10.12	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.13	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.14	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.15	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
19*	Immunic, Inc. Insider Trading Policy.
21.1	List of subsidiaries of the Registrant
23.1*	Consent of Baker Tilly U.S. LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Immunic, Inc. Clawback Policy.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

IMMUNIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Immunic, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immunic, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, MN

February 22, 2024

IMMUNIC, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$46,674	$106,745
Investments - other	—	9,629
Prepaid expenses and other current assets	5,860	9,490
Total current assets	52,534	125,864
Property and equipment, net	466	294
Right of use asset, net	1,299	1,552
Other long-term assets	—	43
Total assets	$54,299	$127,753
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,099	$4,281
Accrued expenses	18,664	7,986
Other current liabilities	966	810
Total current liabilities	24,729	13,077
Long-term liabilities:
Operating lease liabilities	639	992
Total long-term liabilities	639	992
Total liabilities	25,368	14,069
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 130,000,000 shares authorized and 45,177,730 and 39,307,286 shares issued and outstanding at December 31, 2023 and 2022, respectively	4	4
Additional paid-in capital	436,060	427,925
Accumulated other comprehensive income	3,759	3,035
Accumulated deficit	(410,892)	(317,280)
Total stockholders’ equity	28,931	113,684
Total liabilities and stockholders’ equity	$54,299	$127,753
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Operating expenses:
Research and development	$83,215	$71,255
General and administrative	16,008	15,263
Goodwill impairment (see Note 2)	—	32,970
Total operating expenses	99,223	119,488
Loss from operations	(99,223)	(119,488)
Other income (expense):
Interest income	3,075	1,041
Other income (expense), net	2,536	(1,960)
Total other income (expense), net	5,611	(919)
Net loss	$(93,612)	$(120,407)

Net loss per share, basic and diluted	$(2.11)	$(3.78)

Weighted-average common shares outstanding, basic and diluted	44,320,050	31,819,006
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2023	2022
Net loss	$(93,612)	$(120,407)
Other comprehensive income:
Foreign currency translation income, net of tax	724	3,287
Total comprehensive loss	$(92,888)	$(117,120)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	26,335,418	$3	$324,237	$(252)	$(196,873)	$127,115
Net loss	—	—	—	—	(120,407)	(120,407)
Foreign exchange translation adjustment	—	—	—	3,287	—	3,287
Stock-based compensation	—	—	7,929	—	—	7,929
Issuance of common stock and Pre-funded Warrants - October 2022 PIPE transaction, net of issuance costs of $4,012	8,696,552	1	55,988	—	—	55,989
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $1,226	4,204,113	—	39,584	—	—	39,584
Shares issued in connection with the Company's employee stock purchase plan	70,351	—	182	—	—	182
Shares issued in connection with the Company's stock option plan	852	—	5	—	—	5
Balance at December 31, 2022	39,307,286	4	$427,925	$3,035	$(317,280)	$113,684
Net loss	—	—	—	—	(93,612)	(93,612)
Foreign exchange translation adjustment	—	—	—	724	—	724
Stock-based compensation	—	—	7,102	—	—	7,102
Shares issued from exercise of pre-funded warrants	5,096,552	—	51	—	—	51
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $26	657,012	—	853	—	—	853
Shares issued in connection with the Company's employee stock purchase plan	116,880	—	129	—	—	129
Balance at December 31, 2023	45,177,730	4	$436,060	$3,759	$(410,892)	$28,931
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(93,612)	$(120,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	77
Goodwill impairment (see Note 2)	—	32,970
Stock-based compensation	7,102	7,929
Foreign currency loss	523	4,757
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,858	7,493
Accounts payable	817	799
Other liabilities	96	(124)
Accrued expenses and other current liabilities	10,277	1,362
Net cash used in operating activities	(70,828)	(65,144)
Cash flows from investing activities:
(Purchases) sales of Investments-other	9,796	(9,629)
Purchases of property and equipment	(334)	(112)
Net cash provided by (used in) investing activities	9,462	(9,741)
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market offering, net of issuance costs of $26 and $1,226, respectively	853	39,584
Proceeds from shares issued in connection with the Company's employee stock purchase plan	129	182
Issuance of common stock and Pre-funded Warrants - October 2022 PIPE transaction, net of issuance costs of $0 and $4,012, respectively	—	55,989
Proceeds from the exercise of stock options	—	5
Proceeds from the exercise of pre-funded warrants	51	—
Net cash provided by financing activities	1,033	95,760
Effect of exchange rate changes on cash and cash equivalents	262	(993)
Net change in cash and cash equivalents	(60,071)	19,882
Cash and cash equivalents, beginning of year	106,745	86,863
Cash and cash equivalents, end of year	$46,674	$106,745
Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of use asset obtained in exchange for lease obligation	$544	$974

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company had 77 employees as of February 1, 2024.

Immunic is pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with multiple sclerosis (“MS”) and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS, progressive MS and moderate-to-severe ulcerative colitis; the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease, short bowel syndrome and irritable bowel syndrome with diarrhea; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.

The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. Immunic has never been profitable and has incurred operating losses in each year since inception (2016). Immunic has an accumulated deficit of approximately $410.9 million as of December 31, 2023 and approximately $317.3 million as of December 31, 2022.
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
From inception through January 31, 2024, Immunic has raised net cash of approximately $431.4 million from private and public offerings of preferred and common stock. As of December 31, 2023, the Company had cash and cash equivalents of approximately $46.7 million. On January 4, 2024, we raised net cash proceeds in a private placement of approximately $75.0 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.
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
Cash and cash equivalents and investments - other consist of cash on hand and deposits in banks located in the U.S. of approximately $34.4 million, Germany of approximately $10.4 million and Australia of approximately $1.9 million as of December 31, 2023. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and Cash equivalents in the U.S. are held at J.P. Morgan and as of December 31, 2023 are primarily held in a U.S. Government money market fund account earning interest at a rate of 5.2%. Cash and cash equivalents in Germany were earning interest at a rate of 2.00% to 3.25% during the period ended December 31, 2023.
Investments - other consists of the following as of (in thousands):

	December 31, 2023	December 31, 2022
Time Deposits	$0	$9,629
	$0	$9,629
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets which range from three years to thirteen years. Depreciation and amortization expense was $111,000 and $77,000 for the years ended December 31, 2023 and 2022, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the years ended December 31, 2023 and 2022 other than goodwill which is described below.
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
On October 20, 2022, the Company announced the outcome of a significant interim analysis of its Phase 1b clinical trial of izumerogant (IMU-935) in patients with moderate-to-severe psoriasis, which was not deemed positive progress. On October 21, 2022, the Company experienced a significant decrease in the Company's market capitalization. The Company considered this to be a triggering event, indicating that it is more likely than not that goodwill was impaired. The Company performed an analysis of the fair value compared to the Company's book value, utilizing the Company's traded stock price (a level 1 fair value input). As a result of that analysis, the Company recorded an approximately $33.0 million non-cash goodwill impairment charge in the fourth quarter of 2022, which represents a full write down of its previous goodwill balance.
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
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of other (income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to one million Euros per year. We recognized $3.3 million and $2.6 million of other income related to research activities performed during the twelve months ended December 31, 2023 and 2022, respectively.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of December 31, 2023 and 2022, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company is subject to U.S. federal, New York, California, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2019 through 2022 are subject to audit by German and Australian tax authorities. The Company is not currently under examination by any tax jurisdictions.
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

	As of December 31,
	2023	2022
Options to purchase common stock	6,196,140	3,791,688
Prefunded stock warrants	—	5,096,552
	6,196,140	8,888,240
Recently Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the Company's consolidated financial statements.

3. Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid Expense and Other Current Assets consist of (in thousands):

	December 31,
	2023	2022
Prepaid clinical and related costs	$2,314	$5,608
VAT receivable	703	296
Australian research and development tax incentive	670	2,361
Research grant	1,104	—
Other	1,069	1,225
Total	$5,860	$9,490
Accounts Payable
Accounts Payable consist of (in thousands):

	December 31,
	2023	2022
Clinical and related costs	$4,726	$3,749
Legal and audit costs	160	288
Other	213	244
Total	$5,099	$4,281
Accrued Expenses
Accrued Expenses consist of (in thousands):

	December 31,
	2023	2022
Accrued clinical and related costs	$16,863	$6,807
Accrued legal and audit costs	216	169
Accrued compensation	1,460	890
Accrued other	125	120
Total	$18,664	$7,986
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	December 31,
	2023	2022
Lease liabilities	$695	$571
Other	271	239
Total	$966	$810

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
 Immunic’s operating lease costs and variable lease costs were $901,000 and $727,000 for the years ended December 31, 2023 and 2022, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
 Maturities of the operating lease obligation are as follows as of December 31, 2023 (in thousands):

2024	$758
2025	$451
2026	$78
2027	$82
2028	$79
Thereafter	$—
Total lease payments	$1,448
Less: interest portion	$114
Present value of lease obligation	$1,334
Contractual Obligations
As of December 31, 2023, the Company has non-cancelable contractual obligations under certain agreements related to its development programs in vidofludimus calcium, izumerogant and IMU-856 totaling approximately $4.2 million, all of which is expected to be paid in 2024.
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
5. Fair Value
The following fair value hierarchy table present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	34,087	34,087	—	—
Total assets at fair value	$34,087	$34,087	$—	$—

	Fair Value Measurement at December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$85,521	$85,521	$—	$—
Total assets at fair value	$85,521	$85,521	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds which are included as a component of cash and cash equivalents on the consolidated balance sheet, realized gains and losses are included in interest income (expense) on the consolidated statements of operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 5.2% in a U.S. Government money market fund.
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2023. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature. The fair value and book value of the money market funds presented in the table above are the same.
6. Common Stock
Shelf Registration Statements
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of January 31, 2024, the 2023 Shelf Registration statement has not been made effective, however, the Company can (i) continue to sell, subject to applicable SEC requirements, unsold securities remaining on the expiring 2020 Shelf Registration Statement; and (ii) offer and sell additional securities to be registered on the new Form S-3.

In November 2020, we filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of December 31, 2024, there is $75.0 million remaining on this shelf registration statement.
In December 2020, we filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement with SVB Leerink LLC (now Leerink Partners LLC) as agent ("December 2020 ATM"). We have used and intend to continue to use the net proceeds from the December 2020 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of December 31, 2024, $7.5 million in capacity remains under the December 2020 ATM.

In May 2022, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with Leerink Partners LLC (formerly SVB Leerink LLC) as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of December 31, 2023, $80.0 million in capacity remains under the May 2022 ATM.
  The Company has agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to both ATM's and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
For the year ended December 31, 2023, we raised gross proceeds of $0.9 million pursuant to the December 2020 ATM through the sale of 657,012 shares of common stock at a weighted average price of $1.34 per share. The net proceeds from the December 2020 ATM were $0.9 million after deducting underwriter commissions of $26,000.
For the year ended December 31, 2022, the Company raised gross proceeds of $40.9 million pursuant to the December 2020 ATM through the sale of 4,204,113 shares of common stock at a weighted average price of $9.72 per share. The net proceeds from the December 2020 ATM were $39.6 million after deducting underwriter commissions of $1.2 million.
Equity Offerings
Private Placement of up to $240 million

On January 4, 2024, Immunic entered into a Securities Purchase Agreement with select accredited investors, pursuant to which the Company agreed to issue and sell to the Investors in a three-tranche private placement shares of the Company’s common stock, $0.0001 par value per share or in lieu thereof, pre-funded warrants to purchase shares of Common Stock. The Pre-Funded Warrants are exercisable immediately for $0.0001 per share and until exercised in full.

•The first tranche, which closed on January 8, 2024, resulted in the purchase by the Investors of an aggregate of $80 million of Common Stock (or Pre-Funded Warrants) from the Company at a price of $1.43 per share;
•The second tranche is a conditional mandatory purchase by the Investors of an additional $80 million of Common Stock (or Pre-Funded Warrants) from the Company at a price of $1.716 per share, equal to 120% of the price paid in the first tranche and is subject to the satisfaction of three conditions:
◦release by the Company of topline data from its Phase 2b clinical trial of vidofludimus calcium (IMU-838) in progressive multiple sclerosis, which data is currently expected in or around April 2025;
◦the 10-day volume-weighted average price of the Common Stock is at least $8.00 per share during the 6 months following the data release; and
◦aggregate trading volume during the same 10-day period is at least $100 million.

•The third tranche must occur no later than three years after the second tranche and is conditioned on the same volume-weighted average share price and minimum trading volumes as the second tranche. The third tranche provides for the issuance of $80 million of shares of common stock (or pre-funded warrants) at the same price per share as the second tranche, but permits investors to fund their purchase obligations on a “cashless” or net settlement basis, which would reduce the cash proceeds to be raised by the Company in the Private Placement.
Any of the conditions in the second or third tranches can be waived by holders of a majority of the outstanding securities (including the lead Investor).

The Private Placement resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. Assuming that the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche. However, the amount of cash received in the third tranche would depend on the extent to which the Investors elect to fund the third tranche through a “cashless” or net settlement basis. Therefore, total gross proceeds from the offering to the Company could actually be between $80 million and $240 million. Gross proceeds to the Company will be reduced by fees paid to the placement agents, capital markets advisors and payments of transaction expenses. The Company intends to use the net proceeds from the Private Placement to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), IMU-856 and IMU-381, and for other general corporate purposes
$60 million Private Placement Equity Financing
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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. Through December 31, 2023, no cash dividends had been declared or paid.

In a definitive proxy statement filed on February 5, 2024, for a special meeting of stockholders (the “Special Meeting”), the Company submitted a proposed amendment of Immunic’s amended and restated certificate of incorporation to increase the total number of authorized shares of common stock, $0.0001 par value per share, from 130,000,000 shares to 500,000,000; the Special Meeting date is set for March 4, 2024 with a record date of January 19, 2024.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20,000,000 shares of $0.0001 par value preferred stock, rights and preferences to be set by the board of directors. No preferred shares were outstanding as of December 31, 2023.
Stock Reserved for Future Issuance
Shares reserved for future issuance as of December 31, 2023 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	11
Outstanding stock options	6,196,140
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan, as amended on June 28, 2023	4,153,689
Total common shares reserved for future issuance	10,439,401

7. Stock-based Compensation Plans
2021 Employee Stock Purchase Plan

On April 25, 2021, the Company adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which was approved by stockholder vote at the 2021 Annual Meeting of Stockholders held on June 10, 2021. The ESPP provides eligible employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions, which are included in other current liabilities until they are used to purchase Company shares. Eligible employees participating in the bi-annual offering period can choose to have up to the lesser of 15% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase shares of the Company’s common stock. The purchase price of the stock is the lesser of (i) 85% of the closing market price on the date of purchase and (ii) the closing market price at the beginning of the bi-annual offering period. The maximum number of shares reserved for delivery under the plan is 200,000 shares. This maximum number was increased by 1 million shares in September 2023, subject to approval by stockholders of the Company at the Company's Special Proxy meeting to be held on March 4, 2024.

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 199,989 shares life-to-date under the ESPP. The Company recognized $120,000 and $96,000 of expense related to the plan in the twelve months ended December 31, 2023 and 2022, respectively.
Stock Option Programs
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan, as amended on June 28, 2023 (the “2019 Plan”), which was adopted by the Board of Directors (the "Board") with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan included an evergreen provision that allowed for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2023 by a total of 4,408,871 shares. At the Company's Annual Stockholders meeting on June 28, 2023, stockholders voted to increase the allowable shares under the 2019 plan by 4,440,000 shares as well as to eliminate the evergreen provision. The 2019 Plan is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
Movements during the year
The following table summarizes stock option activity for the twelve months ended December 31, 2023 and 2022 under the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	3,791,688	$11.33
Granted	2,810,564	$1.70
Exercised	—	$—
Forfeited or expired	(406,112)	$8.52
Outstanding as of December 31, 2023	6,196,140	$7.15	8.14	$185,169
Options vested and expected to vest as of December 31, 2023	6,196,140	$7.15	8.14	$185,169
Options exercisable as of December 31, 2023	2,534,017	$11.33	7.19	$12,381

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,157,460	$13.54
Granted	1,886,263	$8.73
Exercised	(852)	$5.67
Forfeited or expired	(251,183)	$10.79
Outstanding as of December 31, 2022	3,791,688	$11.33	8.35	$375
Options vested and expected to vest as of December 31, 2022	3,791,688	$11.33	8.35	$375
Options exercisable as of December 31, 2022	1,398,490	$13.33	7.50	$—

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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the years ended December 31, 2023 and 2022 was $1.31 and $6.81 respectively. The following are the underlying assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	2023	2022
Risk-free interest rate	3.98%	2.09%
Expected dividend yield	0%	0%
Expected volatility	96.1%	97.8%
Expected term of options (years)	6.0	6.0
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying audited consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$3,398	$3,219
General and administrative	3,704	4,710
Total	$7,102	$7,929
As of December 31, 2023 there was $11.0 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 2.76 years.
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
There remains 43,311 shares available for grant under the 2014 Plan as of December 31, 2023.
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
No expense was recorded for the plans assumed from Vital during the twelve months ended December 31, 2023 and 2022, respectively.

8. Income Taxes
Net loss before income tax was subject to tax in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2023	2022
United States	$(12,859)	$(47,049)
Germany	(76,970)	(67,448)
Foreign	(3,783)	(5,911)
	$(93,612)	$(120,408)
The rate reconciliation consists of the following:

	Years Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
Foreign rate differential	3.1%	2.2%
Stock options	(1.2)%	(1.1)%
Tax effect of rate change	0.0%	0.0%
Goodwill impairment	0.0%	(5.7)%
Other	1.2%	(0.7)%
Change in valuation allowance	(24.1)%	(15.7)%
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As tax laws and rates change, deferred tax assets and liabilities are adjusted through income tax expense. There is no current or deferred income tax expense in the years ended December 31, 2023 and 2022, respectively.

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

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,768	$19,830
Stock-based compensation	1,344	742
Intangible Assets	2,743	2,923
Foreign net operating loss carryforwards	71,398	47,179
Unrealized gain or loss	1,784	1,686
Other, net	1,014	693
Total deferred tax assets	99,051	73,053
Deferred tax liabilities:
Total deferred tax liability	—	—
Net deferred tax assets	99,051	73,053
Less valuation allowance	(99,051)	(73,053)
	$—	$—

The Company has incurred net operating losses each year since inception due to its history as a development stage company with no realized revenues from its planned principal operations. These cumulative operating losses provide significant negative evidence in the determination of whether or not the Company will be able to realize deferred tax assets such as net operating losses and other favorable temporary differences. There can be no assurance that it will ever generate taxable income. As a result, the Company has maintained a full valuation allowance against the entire balance of its net deferred tax assets since the date of inception. The valuation allowance has increased by $26.0 million and $14.2 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, Immunic had available NOLs of approximately $284.5 million in Germany and $5.9 million in Australia, respectively. These NOLs do not expire.

The U.S. federal NOL carryforwards of $15.6 million were generated prior to 2018 and expire over 20 years beginning in 2023. The $83.2 million of post 2017 federal NOL carryforwards do not expire. Sections 382 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses, to an annual limitation in the event of certain ownership changes, as defined. The Company may have undergone ownership changes and therefore may be limited in the amount of net operating losses available for utilization in the future.

The Company did not have any uncertain tax positions for the years ended December 31, 2023 and 2022, respectively.

Due to the full valuation allowance that the Company has on its net deferred tax asset balance, there are no uncertain tax positions that would impact the effective tax rate if recognized.

The Company is subject to U.S. federal, New York, California, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2019 through 2022 are subject to audit by German and Australian tax authorities. The Company is not currently under examination by any tax jurisdictions.

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

9. Changes in Board of Directors
Appointment of Richard Rudick, M.D. to Board of Directors

On April 27, 2023, the Company announced the appointment of Dr. Richard Rudick as a member of the Board of Directors, effective as of April 26, 2023. As a Class III director, Dr. Rudick’s initial term lasted until the 2023 Annual Meeting of Stockholders held on June 28, 2023, at which meeting he was elected to a three years term expiring at the 2026 Annual Meeting of Stockholders.

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

Immunic, Inc.

Date: February 22, 2024	By:	/s/ DANIEL VITT
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

Signature	Title	Date

/s/ DANIEL VITT	Director, Chief Executive Officer and President	February 22, 2024
Daniel Vitt

/s/ GLENN WHALEY	Chief Financial Officer	February 22, 2024
Glenn Whaley

/s/ DUANE D. NASH	Executive Chairman	February 22, 2024
Duane D. Nash

/s/ TAMAR HOWSON	Director	February 22, 2024
Tamar Howson

/s/ JOERG NEERMANN	Director	February 22, 2024
Joerg Neermann

/s/ RICHARD RUDICK	Director	February 22, 2024
Richard Rudick

/s/ BARCLAY A. PHILLIPS	Director	February 22, 2024
Barclay A. Phillips

/s/ MARIA TORNSEN	Director	February 22, 2024
Maria Tornsen