Form 10-Q
period 2024-03-31
IMMUNIC, INC.
filed 2024-05-08
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

On May 2, 2024, 90,079,016 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,312	$46,674
Other current assets and prepaid expenses	5,303	5,860
Total current assets	102,615	52,534
Property and equipment, net	442	466
Right-of-use assets, net	1,098	1,299
Total assets	$104,155	$54,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,767	$5,099
Accrued expenses	12,419	18,664
Other current liabilities	960	966
Total current liabilities	20,146	24,729
Long-term liabilities
Operating lease liabilities	433	639
Total long-term liabilities	433	639
Total liabilities	20,579	25,368
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 and 130,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively, and 90,079,016 and 45,177,730 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8	4
Additional paid-in capital	519,757	436,060
Accumulated other comprehensive income	4,287	3,759
Accumulated deficit	(440,476)	(410,892)
Total stockholders’ equity	83,576	28,931
Total liabilities and stockholders’ equity	$104,155	$54,299
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$18,736	$22,963
General and administrative	5,145	4,288
Total operating expenses	23,881	27,251
Loss from operations	(23,881)	(27,251)
Other income (expense):
Interest income	1,187	800
Change in fair value of the tranche rights	(4,796)	—
Other income (expense), net	(2,094)	1,179
Total other income (expense)	(5,703)	1,979
Net loss	$(29,584)	$(25,272)

Net loss per share, basic and diluted	$(0.30)	$(0.58)

Weighted-average common shares outstanding, basic and diluted	97,299,955	43,664,783
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(29,584)	$(25,272)
Other comprehensive income:
Foreign currency translation	528	776
Total comprehensive loss	$(29,056)	$(24,496)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)
(Unaudited)

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	45,177,730	$4	$436,060	$3,759	$(410,892)	28,931
Net loss	—	—	—	—	(29,584)	(29,584)
Stock-based compensation	—	—	2,750	—	—	2,750
Foreign exchange translation adjustment	—	—	—	528	—	528
Issuance of common stock and pre-funded warrants - January 2024 Financing, net of issuance costs of $4,037	44,751,286	4	52,360	—	—	52,364
Conversion of tranche rights liability to equity	—	—	28,396	—	—	28,396
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $6	150,000	—	191	—	—	191
Balance at March 31, 2024	90,079,016	$8	$519,757	$4,287	$(440,476)	$83,576

Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	39,307,286	$4	$427,925	$3,035	$(317,280)	113,684
Net loss	—	—	—	—	(25,272)	(25,272)
Stock-based compensation	—	—	1,979	—	—	1,979
Foreign exchange translation adjustment	—	—	—	776	—	776
Shares issued from exercise of pre-funded warrants	5,096,552	—	51	—	—	51
Balance at March 31, 2023	44,403,838	$4	$429,955	$3,811	$(342,552)	$91,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,584)	$(25,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	32
Unrealized foreign currency loss	340	516
Stock-based compensation	2,750	1,979
Change in fair value of tranche rights	4,796	—
Fees expensed as part of January 2024 Financing	1,690	—
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	389	123
Accounts payable	1,794	986
Accrued expenses	(6,145)	2,072
Other liabilities	(25)	51
Net cash used in operating activities	(23,969)	(19,513)
Cash flows from investing activities:
Sale of investments - other	—	5,439
Purchases of property and equipment	(31)	(104)
Net cash provided by (used in) investing activities	(31)	5,335
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market Sales Agreement, net	191	—
Proceeds from the exercise of pre-funded warrants	—	51
Proceeds from January 2024 Financing, net of issuance costs	74,273	—
Net cash provided by financing activities	74,464	51
Effect of exchange rate changes on cash and cash equivalents	174	143
Net change in cash and cash equivalents	50,638	(13,984)
Cash and cash equivalents, beginning of period	46,674	106,745
Cash and cash equivalents, end of period	$97,312	$92,761
Supplemental disclosure of noncash investing and financing activities:
Conversion of tranche rights liability to equity upon increase in authorized shares	$28,396	$—
Operating lease right-of use asset obtained in exchange for lease liability	$—	$544
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company had approximately 80 employees as of May 1, 2024.
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
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $440.5 million as of March 31, 2024 and $410.9 million as of December 31, 2023. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through March 31, 2024, Immunic has raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of March 31, 2024, the Company had cash and cash equivalents of approximately $97.3 million. With these funds, Immunic expects to be able to fund its operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles ("U.S. GAAP") and include the accounts of Immunic and its wholly-owned subsidiaries, Immunic AG and Immunic Australia Pty Ltd. All intercompany accounts and transactions have been eliminated in consolidation. Immunic manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

Unaudited Interim Financial Information
Immunic has prepared the accompanying interim unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles, (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly Immunic’s consolidated financial position, consolidated results of operations, consolidated statement of stockholders’ equity and consolidated cash flows for the periods and as of the dates presented. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included on the Company's Annual Report on Form 10-K filed on February 22, 2024. The nature of Immunic’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.
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
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S. of approximately $73.2 million, Germany of approximately $22.5 million and Australia of approximately $1.6 million as of March 31, 2024. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and Cash equivalents in the U.S. are held at JP Morgan and are primarily held in a U.S. Government money market fund account earning interest at a rate of 5.2% during the period ended March 31, 2024. Cash and cash equivalents in Germany are earning interest at a rate of 3.5% to 3.75% during the period ended March 31, 2024.

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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $26,000 and $32,000 for the three months ended March 31, 2024 and 2023, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three months ended March 31, 2024 and 2023.
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for its development programs, vidofludimus calcium and IMU-856. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program, for clinical trials in MS and UC.
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
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of other (income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to one million Euros per year. We recognized $36,000 and $1.8 million of other income related to research activities performed during the three months ended March 31, 2024 and 2023, respectively.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of March 31, 2024 and 2023, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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
Warrants and Tranche Rights
The Company accounts for issued financial instruments either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, financial instruments are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If financial instruments do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the financial instruments should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified financial instruments are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the financial instruments after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If financial instruments do not require liability classification under ASC 815-40, in order to conclude financial instruments should be classified as equity, the Company assesses whether the financial instruments are indexed to its common stock and whether the financial instruments are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified financial instruments are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three months ended March 31, 2024 includes 11,193,564 pre-funded warrants.
Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of March 31,
	2024	2023
Options to purchase common stock	10,318,323	5,595,841
Recently Issued and/or Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the Company's consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expense consist of (in thousands):

	March 31, 2024	December 31, 2023
Prepaid clinical and related costs	$2,767	$2,314
VAT receivable	770	703
Australian research and development tax incentive	676	670
Research grant	—	1,104
Other	1,090	1,069
Total	$5,303	$5,860
Accounts Payable
Accounts Payable consist of (in thousands):

	March 31, 2024	December 31, 2023
Clinical costs	$6,211	$4,726
Legal and audit costs	115	160
Other	441	213
Total	$6,767	$5,099

Accrued Expenses
Accrued Expenses consist of (in thousands):

	March 31, 2024	December 31, 2023
Accrued clinical and related costs	$11,497	$16,863
Accrued legal and audit costs	234	216
Accrued compensation	610	1,460
Accrued other	78	125
Total	$12,419	$18,664
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	March 31, 2024	December 31, 2023
Lease liabilities	$697	$695
Other	263	271
Total	$960	$966
4. Commitments and Contingencies
Operating Lease
The Company leases certain office space under non-cancelable operating leases. The leases terminate on July 31, 2025 for the New York City office, June 30, 2025 for the Gräfelfing, Germany office and November 30, 2028 for the research laboratory in Planegg, Germany. These agreements include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease was extended on December 22, 2022 for an additional 27 months resulting in the new lease termination date of July 31, 2025. The New York City lease has a renewal option, but this was not included in calculating the right of use asset and liabilities. On April 7, 2020, the Company signed a five year lease for its facility in Gräfelfing, Germany. On March 1, 2021 and August 1, 2022 the Company added additional lease space at the Gräfelfing, Germany office. Renewal options were not included in calculating the right of use asset and liabilities for this facility. In February 2023, the Company leased space in Germany for a research laboratory. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions. The New York City lease had a six month rent holiday at the beginning of the lease as well as a three month rent holiday upon the 27 month extension starting May 2023. There were net additions of $544,000 related to the addition of new laboratory space in Planegg, Germany in February 2023.
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
 Immunic’s operating lease costs and variable lease costs were $257,000 and $195,000 for the three months ended March 31, 2024 and 2023, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of the operating lease obligation are as follows as of March 31, 2024
:

2024	$551,000
2025	433,000
2026	78,000
2027	82,000
2028	79,000
Thereafter	—
Total	1,223,000
Interest	(93,000)
Present value of obligation	$1,130,000
Contractual Obligations
As of March 31, 2024, the Company has non-cancelable contractual obligations under certain agreements related to its development programs vidofludimus calcium and IMU-856 totaling approximately $3.0 million, all of which is expected to be paid in 2024 and 2025.
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

5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$72,961	$72,961	$—	$—
Total assets at fair value	72,961	72,961	$—	$—

	Fair Value Measurement at December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$34,087	$34,087	$—	$—
Total assets at fair value	$34,087	$34,087	$—	$—

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
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2024. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The Company recorded tranche rights of $23.6 million at January 8, 2024 as a result of the January 2024 Financing (see note 6). The fair value measurement of the tranche rights associated with the January 2024 Financing was classified as Level 3 under the fair value hierarchy. The fair value of the the tranche rights was determined using a Black Scholes Option Pricing Model. The inputs to this model included a risk-free rate range of 3.93%-4.36%, a stock price volatility range of 105-115%, an expected dividend rate of —% and remaining term of 1.81-4.81 years. This liability was revalued on March 4, 2024, upon approval to increase its authorized shares of common stock from 130 million to 500 million, which resulted in the reclassification of the tranche rights from a liability to equity. This revaluation resulted in an increase in the tranche rights liability of $4.8 million using a Black Scholes Option Pricing Model. The inputs to this model as of the date of the reclassification included a risk-free rate range of 4.16%-4.63%, a stock price volatility range of 90-105%, an expected dividend rate of —% and remaining term of 1.66-4.66 years. The inputs used in the determination of fair value of the liability are level 3 inputs. A rollforward of the fair value of the tranche rights is as follows (in thousands):

December 31, 2023	$—
Fair value as of January 8, 2024	$23,600
Change in fair value through March 4, 2024	$4,796
Reclassification to equity	$(28,396)
March 31, 2024	$—
The carrying amounts of other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature. The fair value and book value of the money market funds presented in the table above are the same.

6. Common Stock
Shelf Registration Statement
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of May 8, 2024, the 2023 Shelf Registration statement has not been declared effective by the SEC, however, the Company can (i) continue to sell, subject to applicable SEC requirements, unsold securities remaining on the expired 2020 Shelf Registration Statement until the 2023 Shelf Registration Statement has been declared effective (or May 22, 2024, if sooner); and (ii) after the 2023 Shelf Registration Statement has been declared effective, offer and sell additional securities registered on the new Form S-3, as well as unsold securities from the expired 2020 Shelf Registration Statement that are permitted by SEC rules to be included in the 2023 Shelf Registration Statement.
In November 2020, the Company filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permitted the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2020 Shelf Registration Statement expired in November 2023 but, as explained above, unsold securities from this expired registration statement can continue to be sold under the 2023 Shelf Registration Statement. As of March 31, 2024, there is $75.0 million of unsold securities from this 2020 Shelf Registration Statement.
In December 2020, the Company filed a Prospectus Supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement with SVB Leerink LLC (now Leerink Partners LLC) as agent ("December 2020 ATM"). The Company has used and intends to continue to use the net proceeds from the December 2020 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of March 31, 2024, $7.3 million in capacity remains under the December 2020 ATM.

In May 2022, the Company filed a Prospectus Supplement to the 2020 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with Leerink Partners LLC (formerly SVB Leerink LLC) as agent. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of March 31, 2024, $80.0 million in capacity remains under the May 2022 ATM.
  The Company has agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to both ATM's and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
For the three months ended March 31, 2024, we raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000.
The Company did not have any ATM activity during the three months ended March 31, 2023.

Equity Offerings
Private Placement of up to $240 million ("The January 2024 Financing")

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

The Private Placement resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. If the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche.

As of the closing date of the transaction of January 8, 2024, the Company did not have enough authorized shares to be able to issue the potential shares for tranche 2 and tranche 3 (collectively referred to hereafter as "the tranche rights"). Therefore, the Company recorded the value associated to the tranche rights as a liability of $23.6 million and allocated the remainder of the $80 million received (or $56.4 million) with the common stock and pre-funded warrants to equity. On March 4, 2024, the stockholders voted to increase the Company's authorized common shares from 130 million to 500 million shares. As a result of the ability to issue shares in satisfaction of the tranche rights, the instrument was reclassified to stockholders' equity. The Company allocated the transaction cost across the instruments on a relative fair value basis at the grant date. As a result $4.0 million was netted against the equity proceeds and $1.7 million was recorded in other expense in the Consolidated Statements of Operation for the three months ended March 31, 2024.

The Company registered for resale by the investors in the January 2024 Financing up to 55,944,850 shares of common stock issued (or issuable upon exercise of pre-funded warrants) in the first tranche. The Company will not receive any proceeds from the sale of these shares of common stock. These shares are registered on a registration statement on Form S-3 (registration No. 333-277040), which was declared effective by the SEC on April 30, 2024.
Common Stock
On March 4, 2024, the stockholders of the Company voted to increase the authorized shares of the Company from 130,000,000 shares of common stock to 500,000,000 shares of common stock, par value of $0.0001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of any holders of preferred stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any.

Through March 31, 2024, no cash dividends had been declared or paid.
Pre-funded Warrants
The Company issued 11,193,564 pre-funded warrants in connection with the January 2024 Financing, which all remain outstanding as of March 31, 2024.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, rights and preferences to be set by the Board of Directors. No preferred shares were issued or outstanding as of March 31, 2024.
Stock Reserved for Future Issuance
Shares reserved for future issuance at March 31, 2024 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	1,000,011
Pre-funded stock warrants	11,193,564
Outstanding stock options	10,318,323
Shares reserved for tranche 2 rights	46,620,046
Maximum shares reserved for tranche 3 rights	46,620,046
Common stock options available for future grant:
2014 Equity Incentive Plan	43,311
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	9,131,506
Total common shares reserved for future issuance	124,973,057

7. Stock-Based Compensation Plans
2021 Employee Stock Purchase Plan

On April 25, 2021, the Company adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which was approved by stockholder vote at the 2021 Annual Meeting of Stockholders held on June 10, 2021. The ESPP provides eligible employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions, which are included in other current liabilities until they are used to purchase Company shares. Eligible employees participating in the bi-annual offering period can choose to have up to the lesser of 15% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase shares of the Company’s common stock. The purchase price of the stock is the lesser of (i) 85% of the closing market price on the date of purchase and (ii) the closing market price at the beginning of the bi-annual offering period. The maximum number of shares initially reserved for delivery under the plan was 200,000 shares. This maximum number was increased by 1 million shares through approval by stockholders of the Company at the Company's Special Meeting of stockholders held on March 4, 2024.

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 199,989 shares life-to-date under the ESPP. The Company recognized $0 and $46,000 of expense related to the plan during the three months ended March 31, 2024 and 2023, respectively.
Stock Option Programs
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan, as amended on June 28, 2023 (the “2019 Plan”), which was adopted by the Board of Directors (the "Board") with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan included an evergreen provision that allowed for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2023 by a total of 4,408,871 shares. At the Company's Annual Stockholders meeting on June 28, 2023, stockholders voted to increase the allowable shares under the 2019 plan by 4,440,000 shares as well as to eliminate the evergreen provision. On March 4, 2024, the stockholders voted at the Company's Special Meeting to increase the allowable shares under the 2019 plan by 9,100,000. The 2019 Plan is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
Stock Option Repricing
On March 4, 2024, the Company's stockholders voted to approve the repricing of outstanding stock options having an exercise price above $3.00 per share to $1.72 per share. All other terms of the grant remained the same. There were 3,317,596 stock options that were repriced to $1.72 per share. The repricing will result in an addition $1.2 million of stock compensation being recognized by the Company over the remaining term of the repriced grants and $0.9 million of this amount recognized in the quarter ended March 31, 2024.
Movements during the year
The following table summarizes stock option activity for the quarters ended March 31, 2024 and 2023, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	6,196,140	$7.15
Granted	4,175,349	$1.21
Exercised	—	$—
Repricing Modification	—	$9.55
Forfeited or expired	(53,166)	$5.25
Outstanding as of March 31, 2024	10,318,323	$1.68	8.64	$462,223
Options vested and expected to vest as of March 31, 2024	10,318,323	$1.68	8.64	$462,223
Options exercisable as of March 31, 2024	3,224,039	$2.21	7.23	$5,500

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	3,791,688	$11.33
Granted	1,815,314	$1.41
Exercised	—	$—
Forfeited or expired	(11,161)	$13.29
Outstanding as of March 31, 2023	5,595,841	$8.11	8.66	$161,428
Options vested and expected to vest as of March 31, 2023	5,595,841	$8.11	8.66	$161,428
Options exercisable as of March 31, 2023	1,888,367	$12.66	7.67	$1,980

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
The weighted-average grant date fair value of stock options granted under the 2019 Plan (excluding the repriced stock options) during the three months ended March 31, 2024 and 2023 was $0.97 and $1.15, respectively. The weighted average grant date fair value of the repriced stock options was $1.22. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.05%	3.97%
Expected dividend yield	0%	0%
Expected volatility	100.0%	102.0%
Expected term of options (years)	6.02	6.02
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$1,163,000	$903,000
General and administrative	1,587,000	1,076,000
Total	$2,750,000	$1,979,000
As of March 31, 2024, there was $13.5 million in total unrecognized compensation expense relating to the 2019 Plan, including $0.3 million related to repriced stock options, to be recognized over a weighted average period of 3.17 years. There was $0.6 million and $0.3 million of stock-based compensation expense during the three months ended March 31, 2024 related to the repricing included in general and administrative and research and development expense respectively.

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
There remain 43,311 shares available for grant under the 2014 Plan as of March 31, 2024.
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
No expense was recorded for the plans assumed from Vital during the three months ended March 31, 2024 and 2023, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report and audited Consolidated Financial Statements for the years ended December 31, 2023 and 2022 of Immunic, Inc. filed with the Securities and Exchange Commission ("SEC"), on our Annual Report on Form 10-K on February 22, 2024. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Immunic” refer to Immunic, Inc. and its subsidiaries.

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
Overview
Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had approximately 80 employees as of May 1, 2024.

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

Data from a Phase 1b clinical trial in celiac disease patients during periods of gluten-free diet and gluten challenge demonstrated positive effects for IMU-856 over placebo in four key dimensions of celiac disease pathophysiology: protection of the gut architecture, improvement of patients’ symptoms, biomarker response, and enhancement of nutrient absorption. IMU-856 was also observed to be safe and well-tolerated in this trial. We are currently preparing clinical Phase 2 testing of IMU-856 in patients with ongoing active celiac disease (“OACD”) despite gluten-free diet, while also considering further potential clinical applications in other gastrointestinal disorders.

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

We expect to continue to lead most of our research and development activities from our Gräfelfing, Germany location, where dedicated scientific, regulatory, clinical and medical teams conduct their activities. Due to these teams' key relationships with local and international service providers, we anticipate that this should result in more timely and cost-effective execution of our development programs. In addition, we are using our subsidiary in Melbourne, Australia to perform research and development activities in the Australasia region. We also conduct preclinical work in Halle/Saale, Germany through a collaboration with the Fraunhofer Institute.

Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including delays in clinical trials, the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval and failure to obtain needed additional funding on acceptable terms, if at all, to complete the development and commercialization of our three development programs.
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
•Executing the IMU-856 development program, including preparation of a Phase 2 clinical trial.
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

Liquidity and Financial Condition
We have no products approved for commercial sale and has not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $440.5 million as of March 31, 2024 and $410.9 million as of December 31, 2023. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the development of our product candidates and add personnel necessary to advance our pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of development programs.
From inception through March 31, 2024, we have raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of March 31, 2024, we had cash and cash equivalents of approximately $97.3 million. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.

Key Status Updates

Private Placement of up to $240 Million ("The January 2024 Financing")

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

The Private Placement resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. If the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche. However, the amount of cash received in the third tranche would depend on the extent to which the Investors elect to fund the third tranche through a “cashless” or net settlement basis. Therefore, total gross proceeds from the offering to the Company could actually be between $80 million and $240 million. Gross proceeds to the Company will be reduced by fees paid to the placement agents, capital markets advisors and payments of transaction expenses. The Company intends to use the net proceeds from the Private Placement to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), IMU-856 and IMU-381, and for other general corporate purposes.

As of the closing date of the transaction of January 8, 2024, the Company did not have enough authorized shares to be able to issue the potential shares for tranche 2 and tranche 3 (collectively referred to hereafter as "the tranche rights"). Therefore, the Company recorded the value associated to the tranche rights as a liability of $23.6 million and allocated the remainder of the $80 million received (or $56.4 million) with the common stock and pre-funded warrants to equity. On March 4, 2024, the stockholders voted to increase the Company's authorized common shares from 130 million to 500 million shares. As a result of the ability to issue shares in satisfaction of the tranche rights, the instrument was reclassified to stockholders' equity. The Company allocated the transaction cost across the instruments on a relative fair value basis. As a result $4.0 million was netted against the equity proceeds and $1.7 million was recorded in other expense in the Consolidated Statements of Operation for the three months ended March 31, 2024.

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

The Company registered for resale by the investors in the January 2024 Financing up to 55,944,850 shares of common stock issued (or issuable upon exercise of pre-funded warrants) in the first tranche. The Company will not receive any proceeds from the sale of these shares of common stock. These shares are registered on a registration statement on Form S-3 (registration No. 333-277040), which was declared effective by the SEC on April 30, 2024.

Notice of Allowance for Composition-of-Matter Patent of a Specific Polymorph of Vidofludimus Calcium in the United States

On March 20, 2024, we announced Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for patent application 16/981,122, entitled, “Calcium salt polymorphs as anti-inflammatory, immunomodulatory and anti-proliferative agents,” covering the composition-of-matter of a specific polymorph of vidofludimus calcium and a related method of production of the material. The claims are expected to provide protection into 2039, unless extended further. The patent was previously granted to the company in Australia, Canada, Indonesia, Japan and Mexico.

Publication of Extended Data From Phase 2 EMPhASIS Trial of Vidofludimus Calcium in Relapsing-Remitting Multiple Sclerosis in the Peer Reviewed Journal, Neurology® Neuroimmunology & Neuroinflammation

On April 30, 2024, we announced that data from our phase 2 EMPhASIS trial of vidofludimus calcium in patients with relapsing-remitting MS has been published online on April 25, 2024 in Neurology® Neuroimmunology & Neuroinflammation, an official journal of the American Academy of Neurology. The paper, lead authored by coordinating investigator, Robert J. Fox, M.D., Staff Neurologist, Mellen Center for Multiple Sclerosis, Vice-Chair for Research, Neurological Institute, Cleveland Clinic, Cleveland, Ohio, is entitled, “Safety and Dose-Response of Vidofludimus Calcium in Relapsing Multiple Sclerosis: Extended Results of a Placebo-Controlled Phase 2 Trial.”
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
Since our inception in March 2016, we have spent a total of approximately $316.8 million in research and development expenses through March 31, 2024.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, IMU-856 and IMU-381. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program, for clinical trials in MS and UC.
In August 2019, Immunic AG received a grant of up to approximately $726,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds have been used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $726,000 of income in total which was classified in Other Income in the accompanying consolidated statement of operations. No income was recorded for the periods ending March 31, 2023 and 2024. The funding of this grant is now completed.
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
Other Income (Expense)
Interest Income
Interest income consists of interest earned on our money market funds and bank accounts which are a portion of our cash and cash equivalents balance. Our interest income has been increasing throughout 2023 and 2024 as global interest rates have been increasing.
Change in the Fair Value of the Tranche Rights
The change in fair value of the tranche rights is a non-cash charge related to the change in fair value of the tranche 2 and tranche 3 rights associated with the January 2024 Financing from January 8, 2024 until March 4, 2024.
Other Income (Expense), Net
Other income (expense) consists of (i) deal costs from the January 2024 Financing related to tranche rights that were established at the time of the deal closing (ii) a research and development tax incentive related to clinical trials performed in Australia, (iii) a German Government research and development grant and (iv) foreign currency transaction gains and losses.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our operating expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$18,736	$22,963	$(4,227)	(18)%
General and administrative	5,145	4,288	857	20%
Total operating expenses	$23,881	$27,251	$(3,370)	(12)%
Loss from operations	(23,881)	(27,251)	3,370	(12)%
Other income (expense):
Interest income	1,187	800	$387	48%
Change in fair value of the tranche rights	(4,796)	—	$(4,796)	N/A
Other income (expense), net	(2,094)	1,179	$(3,273)	(278)%
Total other income (expense)	(5,703)	1,979	$(7,682)	(388)%
Net loss	$(29,584)	$(25,272)	$(4,312)	17%

Research and development expenses decreased by $4.2 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease reflects (i) a decrease of $2.4 million from deprioritizing the izumerogant program in psoriasis and castration-resistant prostate cancer, (ii) a $1.4 million decrease in external development costs related to the vidofludimus calcium programs and (iii) a $1.1 million decrease in external development costs related to IMU-856 due to the completion of the phase 1 trial in celiac disease. The decreases were offset by a $0.7 million increase in personnel costs, $0.3 million of which is related to non-cash stock compensation and the remainder of which is due to an increase in headcount.

General and administrative expenses increased by $0.9 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to (i) a $0.8 million increase in personnel expense in general and administrative, $0.5 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount and (ii) $0.1 million in legal and consultancy expenses.

Interest income increased by $0.4 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 due to higher interest rates.

The change in fair value of the tranche rights of $4.8 million is a non-cash charge related to the change in value of the tranche rights associated with the January 2024 Financing from January 8, 2024 until March 4, 2024. These tranches were initially classified as a liability but were reclassified to equity on March 4, 2024 when stockholders approved the increase in our authorized shares from 130 million to 500 million shares of common stock and therefore the tranche 2 and tranche 3 rights needed to be revalued to fair value upon the reclass to equity.

Other income decreased by $3.3 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily attributable to (i) a $1.7 million expense related to the portion of deal costs from the January 2024 Financing related to the tranche rights that were established at the time of the deal closing, (ii) the German Federal Ministry of Finance grant of $1.1 million being recognized in the fourth quarter of 2023 which was one quarter earlier than in the prior year that was recognized in the first quarter of 2023 and (iii) a $0.5 million decrease in research and development tax incentives for clinical trials in Australia as a result of decreased spending on clinical trials in Australia.
Liquidity and Capital Resources
We have no products approved for commercial sale and has not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $440.5 million as of March 31, 2024 and $410.9 million as of December 31, 2023. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through March 31, 2024, we have raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, prefunded warrants and tranche rights. As of March 31, 2024, we had cash and cash equivalents of approximately $97.3 million. With these funds, we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. As of May 8, 2024, the 2023 Shelf Registration statement has not been declared effective by the SEC, however, the Company can (i) continue to sell, subject to applicable SEC requirements, unsold securities remaining on the expired 2020 Shelf Registration Statement until the 2023 Shelf Registration Statement has been declared effective (or May 22, 2024, if sooner); and (ii) after the 2023 Shelf Registration Statement has been declared effective, offer and sell additional securities to be registered on the new Form S-3, as well as unsold securities from the expired 2020 Shelf Registration Statement that are permitted by SEC rules to be included in the new 2023 Shelf Registration Statement.
In November 2020, we filed a shelf registration statement on Form S-3 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement permitted the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2020 Shelf Registration Statement expired in November 2023 but, as explained above, unsold securities from this expired registration statement can continue to be sold under the 2023 Shelf Registration Statement. As of March 31, 2024, there is $75.0 million of unsold securities from this 2020 Shelf Registration Statement.

In December 2020, we filed a Prospectus Supplement to the 2020 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement with SVB Leerink LLC (now Leerink Partners LLC) as agent ("December 2020 ATM"). We have used and intend to continue to use the net proceeds from the December 2020 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the December 2020 ATM or (ii) termination of the December 2020 ATM as otherwise permitted thereby. The December 2020 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of March 31, 2024, $7.3 million in capacity remains under the December 2020 ATM.

In May 2022, we filed a Prospectus Supplement to the 2020 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with Leerink Partners LLC (formerly SVB Leerink LLC) as agent. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of its product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2022 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2022 ATM or (ii) termination of the May 2022 ATM as otherwise permitted thereby. The May 2022 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. As of March 31, 2024, $80.0 million in capacity remains under the May 2022 ATM.

We agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to both ATM's and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
For the three months ended March 31, 2024, we raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000.
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

The Private Placement resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. If the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche. However, the amount of cash received in the third tranche would depend on the extent to which the Investors elect to fund the third tranche through a “cashless” or net settlement basis. Therefore, total gross proceeds from the offering to the Company could actually be between $80 million and $240 million. Gross proceeds to the Company will be reduced by fees paid to the placement agents, capital markets advisors and payments of transaction expenses. The Company intends to use the net proceeds from the Private Placement to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), IMU-856 and IMU-381, and for other general corporate purposes
Future Capital Requirements
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, strategic alliances, collaborations and licensing arrangements. We do not expect to achieve revenue from product sales prior to the use of all the net proceeds from our public and private offerings to date. We do not have any committed external source of funds. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and it may be on terms that are not favorable to us or our stockholders. Sales of equity securities will also be more difficult for at least the foreseeable future because of general volatility in the equity markets for companies like us. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. Also, the cost of debt financing has increased due to the rise in interest rates over the past few years. If we raise additional funds through collaborations and licensing arrangements with third parties, we would expect to relinquish substantial rights to our technologies or our future products, or grant licenses on terms that may not be favorable to us. If we were to complete a merger, or other business combination, we may relinquish all control over the organization and could experience detrimental tax effects. If we are unable to raise adequate funds, we may have to curtail our product development programs and liquidate some or all of our assets. Any of these factors could harm our operating results and could result in substantial declines in the trading price of our common stock.
As of March 31, 2024, we had approximately $97.3 million in cash and cash equivalents.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(23,969)	$(19,513)
Investing activities	$(31)	$5,335
Financing activities	$74,464	$51
Operating activities
During the three months ended March 31, 2024, operating activities used $24.0 million of cash. The use of cash primarily resulted from (i) our net loss of $29.6 million adjusted for non-cash charges of $7.9 million related to a $4.8 million change in the fair value of the tranche rights, $2.8 million for stock-based compensation and $0.3 million related to unrealized foreign currency loss and depreciation and amortization as well as fees expensed as part of the January 2024 Financing (ii) a $4.0 million net decrease in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2024 consisted primarily of a net decrease of $4.4 million in accounts payable and other accrued expenses partially offset by $0.4 million decrease in our other current assets and prepaid expenses.
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
Investing activities
During the three months ended March 31, 2024, net investing activities used $31,000 due to the purchase of property and equipment.
During the three months ended March 31, 2023, net investing activities provided $5.3 million of cash, primarily due to the sale of $5.4 million of time deposits partially offset by the purchase of $104,000 of property and equipment.
Financing Activities
Net cash provided by financing activities was $74.4 million during the three months ended March 31, 2024 primarily consisting of net cash proceeds from the January 2024 Financing.

Net cash provided by financing activities was $51,000 during the three months ended March 31, 2023 consisting of net cash proceeds from the issuance of common stock related to the exercise of pre-funded warrants.
Off-Balance Sheet Arrangements
Through March 31, 2024, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Other Commitments and Obligations
See Note 2 - Collaboration Arrangements of the Notes to the Financial Statements regarding the Company’s obligations under the option agreement with Daiichi Sankyo, which includes the potential payment of future development, regulatory and sales milestone payments, as well as royalties related to IMU-856.

Maturities of the operating lease obligation are as follows as of March 31, 2024:

2024	$551,000
2025	433,000
2026	78,000
2027	82,000
2028	79,000
Thereafter	—
Total	1,223,000
Interest	(93,000)
Present value of obligation	$1,130,000
As of March 31, 2024, we have non-cancelable contractual obligations under certain agreements related to our development programs vidofludimus calcium and IMU-856 totaling approximately $3.0 million, all of which is expected to be paid in 2024 and 2025.
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
During the first three months of 2024, we had a change in our warrants and tranche rights accounting policy which is described along with our other significant accounting policies in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) Note 2 to our audited consolidated financial statements for the years ended December 31, 2023 and 2022 filed in our Annual Report on Form 10-K on February 22, 2024.
Recently Issued Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents and investments of $97.3 million as of March 31, 2024, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. However, $22.5 million of these funds are held in German bank accounts that were earning between 3.5%-3.75% interest as of March 31, 2024. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
The functional currencies of our foreign subsidiaries are the applicable local currencies. Accordingly, the effects of exchange rate fluctuations on the net assets of these operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses related to long-term intercompany loans that are payable in the foreseeable future are recorded in Other Income (Expense). Our German subsidiary is currently a significant portion of our business and, accordingly, a change of 10% in the currency exchange rates, primarily the euro, could have a material impact on our financial position or results of operations.
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. As of March 31, 2024, our German and Australian subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $10.3 million. A decrease of approximately $1.0 million in net current assets would result as of March 31 2024, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2024, would have impacted our net loss by approximately $1.9 million, primarily due to the euro.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
See Risk factors in the Company's 2023 Form 10K filed on February 22, 2024.

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

IMMUNIC, INC.

Date: May 8, 2024                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President