Form 10-Q
period 2024-06-30
IMMUNIC, INC.
filed 2024-08-08
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

On July 31, 2024, 90,079,016 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,698	$46,674
Other current assets and prepaid expenses	5,280	5,860
Total current assets	84,978	52,534
Property and equipment, net	585	466
Right-of-use assets	928	1,299
Total assets	$86,491	$54,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,894	$5,099
Accrued expenses	13,775	18,664
Other current liabilities	1,008	966
Total current liabilities	22,677	24,729
Long term liabilities
Operating lease liabilities	241	639
Total long-term liabilities	241	639
Total liabilities	22,918	25,368
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 and 130,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively, and 90,079,016 and 45,177,730 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8	4
Additional paid-in capital	521,639	436,060
Accumulated other comprehensive income	3,782	3,759
Accumulated deficit	(461,856)	(410,892)
Total stockholders’ equity	63,573	28,931
Total liabilities and stockholders’ equity	$86,491	$54,299
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$18,323	$21,172	$37,059	$44,135
General and administrative	4,491	3,849	9,636	8,137
Total operating expenses	22,814	25,021	46,695	52,272
Loss from operations	(22,814)	(25,021)	(46,695)	(52,272)
Other income (expense):
Interest income	998	968	2,185	1,768
Change in fair value of the tranche rights	—	—	(4,796)	—
Other income (expense), net	436	54	(1,658)	1,233
Total other income (expense)	1,434	1,022	(4,269)	3,001
Net loss	$(21,380)	$(23,999)	$(50,964)	$(49,271)

Net loss per share, basic and diluted	$(0.21)	$(0.54)	$(0.51)	$(1.12)

Weighted-average common shares outstanding, basic and diluted	101,272,580	44,432,955	99,607,158	44,036,352
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(21,380)	$(23,999)	$(50,964)	$(49,271)
Other comprehensive income (loss):
Foreign currency translation	(505)	171	23	947
Total comprehensive loss	$(21,885)	$(23,828)	$(50,941)	$(48,324)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	45,177,730	$4	$436,060	$3,759	$(410,892)	$28,931
Net loss	—	—	—	—	(29,584)	(29,584)
Stock-based compensation	—	—	2,750	—	—	2,750
Foreign exchange translation adjustment	—	—	—	528	—	528
Issuance of common stock and pre-funded warrants - January 2024 Financing, net of issuance costs of $4,037	44,751,286	4	52,360	—	—	52,364
Conversion of tranche rights liability to equity	—	—	28,396	—	—	28,396
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $6	150,000	—	191	—	—	191
Balance at March 31, 2024	90,079,016	$8	$519,757	$4,287	$(440,476)	$83,576
Net loss	—	—	—	—	(21,380)	(21,380)
Stock-based compensation	—	—	1,882	—	—	1,882
Foreign exchange translation adjustment	—	—	—	(505)	—	(505)
Balance at June 30, 2024	90,079,016	$8	$521,639	$3,782	$(461,856)	$63,573

Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	39,307,286	$4	$427,925	$3,035	$(317,280)	$113,684
Net loss	—	—	—	—	(25,272)	(25,272)
Stock-based compensation	—	—	1,979	—	—	1,979
Foreign exchange translation adjustment	—	—	—	776	—	776
Shares issued from exercise of pre-funded warrants	5,096,552	—	51	—	—	51
Balance at March 31, 2023	44,403,838	$4	$429,955	$3,811	$(342,552)	$91,218
Net loss	—	—	—	—	(23,999)	(23,999)
Stock-based compensation	—	—	1,798	—	—	1,798
Foreign exchange translation adjustment	—	—	—	171	—	171
Shares issued in connection with the Company's Employee stock purchase plan	84,533	$—	96	$—	$—	96
Balance at June 30, 2023	44,488,371	$4	$431,849	$3,982	$(366,551)	$69,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(50,964)	$(49,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	54
Unrealized foreign currency (gain) loss	(147)	665
Stock-based compensation	4,632	3,777
Change in fair value of tranche rights	4,796	—
Fees expensed as part of January 2024 Financing	1,690	—
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	375	312
Accounts payable	2,977	449
Accrued expenses	(4,420)	4,462
Other liabilities	4	63
Net cash used in operating activities	(41,000)	(39,489)
Cash flows from investing activities:
Sale of investments - other	—	9,796
Purchases of property and equipment	(211)	(125)
Net cash provided by (used in) investing activities	(211)	9,671
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market Sales Agreement, net	191	—
Proceeds from January 2024 Financing, net of issuance costs	74,273	—
Proceeds from shares issued in connection with the Company's employee stock purchase plan	—	96
Proceeds from the exercise of pre-funded warrants	—	51
Net cash provided by financing activities	74,464	147
Effect of exchange rate changes on cash and cash equivalents	(229)	220
Net change in cash and cash equivalents	33,024	(29,451)
Cash and cash equivalents, beginning of period	46,674	106,745
Cash and cash equivalents, end of period	$79,698	$77,294
Supplemental disclosure of noncash investing and financing activities:
Conversion of tranche rights liability to equity upon increase in authorized shares	$28,396	$—
Operating lease right-of use asset obtained in exchange for lease obligation	$—	$544
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company had approximately 85 employees as of August 1, 2024.
The Company is pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 and Phase 2 clinical development for patients with relapsing and progressive multiple sclerosis (“MS”), respectively, and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS, progressive MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease and Graft-versus-Host-Disease; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Financial Condition, Liquidity and Going Concern
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $461.9 million as of June 30, 2024 and $410.9 million as of December 31, 2023. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through June 30, 2024, Immunic has raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of June 30, 2024, the Company had cash and cash equivalents of approximately $79.7 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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

Unaudited Interim Financial Information
Immunic has prepared the accompanying interim unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles, (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly Immunic’s consolidated financial position, consolidated results of operations, consolidated statement of stockholders’ equity and consolidated cash flows for the periods and as of the dates presented. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included on the Company's Annual Report on Form 10-K filed on February 22, 2024. The nature of Immunic’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year or for corresponding interim periods in any subsequent year.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements. The most significant estimates in the Company’s financial statements and accompanying notes relate to clinical trial expenses and stock-based compensation. Management believes its estimates to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions.
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
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S. of approximately $57.3 million, Germany of approximately $20.9 million and Australia of approximately $1.5 million as of June 30, 2024. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and cash equivalents in the U.S. are held at JP Morgan and are primarily held in a U.S. Government money market fund account earning interest at a rate of 5.2% during the period ended June 30, 2024. Cash and cash equivalents in Germany are earning interest at a rate of 3.5% to 3.75% during the period ended June 30, 2024.
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
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 3 assets or liabilities for the periods presented. The Company did have tranche rights that were at level 3 during the first quarter of 2024.
The carrying value of cash and cash equivalents, other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximates fair value due to the short period of time to maturity.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $31,000 and $22,000 for the three months ended June 30, 2024 and 2023, respectively and $57,000 and $54,000 for the six months ended June 30, 2024 and 2023, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the six months ended June 30, 2024 and 2023.
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
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of other (income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to one million Euros per year. We recognized $3,000 and $301,000 for the three months ended June 30, 2024 and 2023, respectively and $39,000 and $2.1 million of other income related to research activities performed during the six months ended June 30, 2024 and 2023, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) has been reflected as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and consists of foreign currency translation adjustments.
Income Taxes
The Company is subject to corporate income tax laws and regulations in the U.S., Germany and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment in their application.
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of June 30, 2024 and 2023, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company is subject to U.S. federal, New York, California, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2019 through 2023 are subject to audit by German and Australian tax authorities. The Company is not currently under examination by any tax jurisdictions.
Warrants and Tranche Rights
The Company accounts for issued financial instruments either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). If financial instruments do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the financial instruments should be classified as a liability or as equity. Liability-classified financial instruments are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the financial instruments after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If financial instruments do not require liability classification under ASC 815-40, the instrument is classified in permanent equity. Equity-classified financial instruments are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three and six months ended June 30, 2024 includes 11,193,564 pre-funded warrants that remain unexercised as of June 30, 2024.
Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of June 30,
	2024	2023
Options to purchase common stock	10,819,558	5,770,076
Recently Issued and/or Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the Company's consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	June 30, 2024	December 31, 2023
Prepaid clinical and related costs	$2,221	$2,314
VAT receivable	806	703
Australian research and development tax incentive	696	670
Research grant	—	1,104
Prepaid insurance	500	198
Other	1,057	871
Total	$5,280	$5,860

Accounts Payable
Accounts Payable consist of (in thousands):

	June 30, 2024	December 31, 2023
Clinical costs	$7,605	$4,726
Legal and audit costs	13	160
Other	276	213
Total	$7,894	$5,099
Accrued Expenses
Accrued expenses consist of (in thousands):

	June 30, 2024	December 31, 2023
Accrued clinical and related costs	$12,368	$16,863
Accrued legal and audit costs	201	216
Accrued compensation	996	1,460
Accrued other	210	125
Total	$13,775	$18,664
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	June 30, 2024	December 31, 2023
Lease liabilities	$714	$695
Other	294	271
Total	$1,008	$966

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
 Immunic’s operating lease costs and variable lease costs were $270,000 and $238,000 for the three months ended June 30, 2024 and 2023, respectively and $527,000 and $434,000 for the six months ended June 30, 2024 and 2023, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
Maturities of the operating lease obligation are as follows as of June 30, 2024 (in thousands):

2024	$346
2025	433
2026	78
2027	82
2028	79
Thereafter	—
Total	$1,018
Interest	(63)
Present value of obligation	$955
Contractual Obligations
As of June 30, 2024, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium and IMU-856 totaling approximately $1.8 million, all of which is expected to be paid in 2024 and 2025.
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

5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$57,137	$57,137	$—	$—
Total assets at fair value	$57,137	$57,137	$—	$—

	Fair Value Measurement at Fair Value Measurement at December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$34,087	$34,087	$—	$—
Total assets at fair value	$34,087	$34,087	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds which are included as a component of cash and cash equivalents on the consolidated balance sheet, realized gains and losses are included in interest income on the consolidated statements of operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 5.2% in a U.S. Government money market fund.
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2024. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The Company recorded tranche rights of $23.6 million at January 8, 2024 as a result of the January 2024 Financing (see note 6). The fair value measurement of the tranche rights associated with the January 2024 Financing was classified as Level 3 under the fair value hierarchy. The fair value of the the tranche rights was determined using a Black Scholes Option Pricing Model. The inputs to this model included a risk-free rate range of 3.93%-4.36%, a stock price volatility range of 105-115%, an expected dividend rate of —% and remaining term of 1.81-4.81 years. This liability was revalued on March 4, 2024, upon stockholder approval to increase its authorized shares of common stock from 130 million to 500 million, which resulted in the reclassification of the tranche rights from a liability to equity. This revaluation resulted in an increase in the tranche rights liability of $4.8 million using a Black Scholes Option Pricing Model. The inputs to this model as of the date of the reclassification included a risk-free rate range of 4.16%-4.63%, a stock price volatility range of 90-105%, an expected dividend rate of —% and remaining term of 1.66-4.66 years. The inputs used in the determination of fair value of the liability are level 3 inputs. A rollforward of the fair value of the tranche rights is as follows (in thousands):

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

6. Common Stock
Shelf Registration Statement
In December 2020, the Company filed a Prospectus Supplement to the shelf registration statement on Form S-3 filed on November 13, 2020 and declared effective on November 24, 2020 (the "2020 Shelf Registration Statement") for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement with SVB Leerink LLC (now Leerink Partners LLC) as agent ("December 2020 ATM"). The Company used the net proceeds from the December 2020 ATM to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM terminated in May 2024.

In May 2022, the Company filed a Prospectus Supplement to the 2020 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock to be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with Leerink Partners LLC (formerly SVB Leerink LLC) as agent. The 2020 Shelf Registration Statement expired in November 2023. The $80.0 million of unsold common stock from the May 2022 ATM was rolled-over to the May 2024 ATM through the filing in May 2024 of a Prospectus Supplement to the 2023 Shelf Registration Statement.
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. This registration statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 shelf registration statement can continue to be sold under the 2023 Shelf Registration Statement resulting in a total S-3 shelf availability of $412.3 million as of June 30, 2024.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"). We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of June 30, 2024, $80.0 million in capacity remains under the May 2024 ATM.
  The Company has agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the May 2024 ATM and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
For the three and six months ended June 30, 2024, we raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000.
The Company did not have any ATM activity during the three or six months ended June 30, 2023.
Equity Offerings
Private Placement of up to $240 million (the "January 2024 Financing")

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
•The third tranche must occur no later than three years after the second tranche and is conditioned on the same volume-weighted average share price and minimum trading volumes as the second tranche. The third tranche provides for the issuance of $80 million of shares of common stock (or pre-funded warrants) at the same price per share as the second tranche, but permits investors to fund their purchase obligations on a “cashless” or net settlement basis, which would reduce the cash proceeds to be raised by the Company in the January 2024 Financing.
Any of the conditions in the second or third tranches can be waived by holders of a majority of the outstanding securities (including the lead investor). The fair value methodology used by the Company assumed the conditions will be waived if the trading price of the stock exceeds the purchase price.

The January 2024 Financing resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. If the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche.

As of the closing date of the transaction of January 8, 2024, the Company did not have enough authorized shares to be able to issue the potential shares for tranche 2 and tranche 3 (collectively referred to hereafter as "the tranche rights"). Therefore, the Company recorded the value associated to the tranche rights as a liability of $23.6 million and allocated the remainder of the $80 million received (or $56.4 million) with the common stock and pre-funded warrants to equity. On March 4, 2024, the stockholders voted to increase the Company's authorized common stock from 130 million to 500 million shares. As a result of the ability to issue shares in satisfaction of the tranche rights, the instrument was reclassified to stockholders' equity. The Company allocated the transaction costs across the instruments on a relative fair value basis at the grant date. As a result $4.0 million was netted against the equity proceeds and $1.7 million was recorded in other expense in the Consolidated Statements of Operations for the six months ended June 30, 2024.

The Company registered for resale by the investors in the January 2024 Financing up to 55,944,850 shares of common stock issued (or issuable upon exercise of pre-funded warrants) in the first tranche. The Company will not receive any proceeds from the sale of these shares of common stock. These shares are registered on a registration statement on Form S-3 (registration No. 333-277040).
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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through June 30, 2024, no cash dividends had been declared or paid.
Pre-funded Warrants
The Company issued 11,193,564 pre-funded warrants in connection with the January 2024 Financing, which all remain outstanding as of June 30, 2024.
Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, with such voting powers (if any), designations, powers, preferences, and relative, participating, optional or other rights, if any, and any qualifications, limitations or restrictions thereof, as shall be set by the Board of Directors. No preferred shares were issued or outstanding as of June 30, 2024.

Stock Reserved for Future Issuance
Shares reserved for future issuance at June 30, 2024 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	1,000,011
Pre-funded stock warrants	11,193,564
Outstanding stock options	10,819,558
Shares reserved for tranche 2 rights	46,620,046
Maximum shares reserved for tranche 3 rights	46,620,046
Common stock options available for future grant:
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	8,630,271
Total common shares reserved for future issuance	124,929,746

7. Stock-Based Compensation Plans

2021 Employee Stock Purchase Plan

On April 25, 2021, the Company adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which was approved by stockholder vote at the 2021 Annual Meeting of Stockholders held on June 10, 2021. The ESPP provides eligible employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions, which are included in other current liabilities until they are used to purchase Company shares. Eligible employees participating in the bi-annual offering period can choose to have up to the lesser of 15% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase shares of the Company’s common stock. The purchase price of the stock is the lesser of (i) 85% of the closing market price on the date of purchase and (ii) the closing market price at the beginning of the bi-annual offering period. The maximum number of shares initially reserved for delivery under the plan was 200,000 shares. An increase of 1 million shares to 1.2 million shares was approved by stockholders of the Company at the Company's Special Meeting of stockholders held on March 4, 2024.

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 199,989 shares life-to-date under the ESPP. The Company recognized no expense related to the plan during the three and six months ended June 30, 2024, respectively. The Company recognized $37,000 and $83,000 of expense related to the plan during the three and six months ended June 30, 2023, respectively.

In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan, (as amended, the “2019 Plan”), which was adopted by the Board of Directors (the "Board") with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan included an evergreen provision that allowed for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2023 by a total of 4,408,871 shares. At the Company's Annual Stockholders meeting on June 28, 2023, stockholders voted to increase the allowable shares under the 2019 plan by 4,440,000 shares as well as to eliminate the evergreen provision. On March 4, 2024, the stockholders voted at the Company's Special Meeting to increase the allowable shares under the 2019 plan by 9,100,000. The 2019 Plan (as amended on June 28, 2023 and March 4, 2024) is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.

Stock Option Repricing
On March 4, 2024, the Company's stockholders voted to approve the repricing of outstanding stock options having an exercise price above $3.00 per share to $1.72 per share. All other terms of the grant remained the same. There were 3,317,596 stock options that were repriced to $1.72 per share. The repricing will result in $1.2 million of stock compensation being recognized by the Company over the remaining term of the repriced grants and $17,000 and $1.0 million of this amount was recognized in the three months and six months ended June 30, 2024, respectively.
Movements during the year
The following table summarizes stock option activity for the six months ended June 30, 2024 and 2023, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	6,196,140	$7.15
Granted	4,810,349	$1.22
Exercised	—	$—
Repricing Modification	—	$9.55
Forfeited or expired	(186,931)	$2.55
Outstanding as of June 30, 2024	10,819,558	$1.66	8.43	$1,875
Options vested and expected to vest as of June 30, 2024	10,819,558	$1.66	8.43	$1,875
Options exercisable as of June 30, 2024	3,606,762	$2.14	6.97	$—

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	3,791,688	$11.33
Granted	2,059,314	$1.45
Exercised	—	$—
Forfeited or expired	(80,926)	$8.25
Outstanding as of June 30, 2023	5,770,076	$7.85	8.42	$2,170,958
Options vested and expected to vest as of June 30, 2023	5,770,076	$7.85	8.42	$2,170,958
Options exercisable as of June 30, 2023	2,184,848	$12.05	7.43	$62,614

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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the six months ended June 30, 2024 and 2023 was $0.98 and $1.17, respectively. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.10%	3.93%
Expected dividend yield	0%	0%
Expected volatility	99.6%	101.6%
Expected term of options (years)	5.95	5.99

Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$842,000	$889,000	$2,005,000	$1,792,000
General and administrative	1,040,000	909,000	2,627,000	1,985,000
Total	$1,882,000	$1,798,000	$4,632,000	$3,777,000
As of June 30, 2024, there was $11.9 million in total unrecognized compensation expense relating to the 2019 Plan, including $0.2 million related to repriced stock options, to be recognized over a weighted average period of 2.88 years. There was $9,000 and $8,000 of stock-based compensation expense during the three months ended June 30, 2024 related to the repricing included in general and administrative and research and development expense respectively. There was $0.6 million and $0.3 million of stock-based compensation expense during the six months ended June 30, 2024 related to the repricing included in general and administrative and research and development expense, respectively.
Summary of Equity Incentive Plans Assumed from Vital Therapies
On April 12, 2019, we assumed the equity incentive plans of Vital Therapies, Inc. (“Vital”) following an exchange transaction (the “Transaction”) with Immunic AG. In the Transaction, holders of ordinary shares of Immunic AG exchanged all of their shares for shares of our common stock, resulting in Immunic AG becoming our wholly owned subsidiary. Following the Transaction, we changed our name to Immunic, Inc. Upon completion of the Transaction with Vital on April 12, 2019, Vital’s 2012 Stock Option Plan (the “2012 Plan”), Vital’s 2014 Equity Incentive Plan (the “2014 Plan”) and Vital’s 2017

Inducement Equity Incentive Plan (the “Inducement Plan”), were assumed by the Company. All awards granted under these plans have either been forfeited or expired.
There are no longer any shares available for grant under the 2014 Plan as of June 30, 2024.
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
No expense was recorded for the plans assumed from Vital during the three or six months ended June 30, 2024 and 2023, respectively.

8. Related Party Transactions

Executive Chairman Agreement with Duane Nash

On April 15, 2020, the compensation committee of the Board of Directors of the Company independently reviewed and approved entering into an employment agreement with the Executive Chairman of the Board, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Dr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship. On December 28, 2022, the Company and Dr. Nash entered into Addendum No. Four, which extended the term of employment from December 31, 2022 to December 31, 2023 with a base salary of $30,250 per month. On October 17, 2023, Immunic, Inc. and Dr. Duane Nash entered into Addendum Number 5 to the Executive Chairman Agreement to extend the term of Dr. Nash’s employment as Executive Chairman of the Board of Directors of the Company to December 31, 2024. In connection with Addendum Number 5, the Company increased Dr. Nash’s monthly base salary to $32,368 from $30,250 (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board). All other terms of the Executive Chairman Agreement remain the same.

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
Overview
Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had approximately 85 employees as of August 1, 2024.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 and Phase 2 clinical development for patients with relapsing and progressive multiple sclerosis (“MS”), respectively, and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS, progressive MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”) and Graft-versus-Host-Disease; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.

The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), is being tested in several ongoing MS trials as part of its overall clinical program in order to support a potential approval for patients with MS in major markets. The Phase 3 ENSURE program of vidofludimus calcium in relapsing multiple sclerosis (“RMS”), comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, and the Phase 2 CALLIPER trial of vidofludimus calcium in progressive multiple sclerosis (“PMS”), designed to corroborate vidofludimus calcium’s neuroprotective potential, are ongoing. On October 9, 2023, we announced positive interim data from the CALLIPER trial, showing biomarker evidence that vidofludimus calcium’s activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential. Top-line data from the CALLIPER trial, for which the recruitment of in total 467 patients was completed in August 2023, is expected to be available in April 2025. Moreover, we currently expect to report an interim futility analysis of the ENSURE program in the fourth quarter of 2024. Completion of the first of the ENSURE trials is currently anticipated in the second quarter of 2026; and the second ENSURE trial in the second half of 2026. Although we currently believe that each of these goals is achievable, they are each dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate.

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

IMU-856 is an orally available and systemically acting small molecule modulator that targets Sirtuin 6 (“SIRT6”), a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. Based on preclinical data, we believe this compound may represent a unique treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, Graft-versus-Host-Disease and other intestinal barrier function associated diseases. Based on preclinical investigations demonstrating no suppression of immune cells, IMU-856 may have the potential to maintain immune surveillance for patients during therapy, which would be an important advantage versus immunosuppressive medications and may allow the potential for combination with available treatments in gastroenterological diseases.

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

Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $461.9 million as of June 30, 2024 and $410.9 million as of December 31, 2023. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the development of our product candidates and add personnel necessary to advance our pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of development programs.
From inception through June 30, 2024, we have raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of June 30, 2024, we had cash and cash equivalents of approximately $79.7 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Key Status Updates

Private Placement of up to $240 Million (the "January 2024 Financing")

On January 4, 2024, Immunic entered into a Securities Purchase Agreement with select accredited investors, pursuant to which the Company agreed to issue and sell to the Investors in a three-tranche private placement shares of the Company’s common stock, $0.0001 par value per share or in lieu thereof, pre-funded warrants to purchase shares of Common Stock. The Pre-Funded Warrants are exercisable immediately for $0.0001 per share until exercised in full.

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
•The third tranche must occur no later than three years after the second tranche and is conditioned on the same volume-weighted average share price and minimum trading volumes as the second tranche. The third tranche provides for the issuance of $80 million of shares of common stock (or pre-funded warrants) at the same price per share as the second tranche, but permits investors to fund their purchase obligations on a “cashless” or net settlement basis, which would reduce the cash proceeds to be raised by the Company in the January 2024 Financing.
Any of the conditions in the second or third tranches can be waived by holders of a majority of the outstanding securities (including the lead investor). The fair value methodology used by the Company assumed the conditions will be waived if the trading price of the stock exceeds the purchase price.

The January 2024 Financing resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. If the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche. However, the amount of cash received in the third tranche would depend on the extent to which the Investors elect to fund the third tranche through a “cashless” or net settlement basis. Therefore, total gross proceeds from the offering to the Company could actually be between $80 million and $240 million. Gross proceeds to the Company will be reduced by fees paid to the placement agents, capital markets advisors and payments of transaction expenses. The Company intends to use the net proceeds from the January 2024 Financing to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), IMU-856 and IMU-381, and for other general corporate purposes.

As of the closing date of the transaction of January 8, 2024, the Company did not have enough authorized shares to be able to issue the potential shares for tranche 2 and tranche 3 (collectively referred to hereafter as "the tranche rights"). Therefore, the Company recorded the value associated to the tranche rights as a liability of $23.6 million and allocated the remainder of the $80 million received (or $56.4 million) with the common stock and pre-funded warrants to equity. On March 4, 2024, the stockholders voted to increase the Company's authorized common shares from 130 million to 500 million shares. As a result of the ability to issue shares in satisfaction of the tranche rights, the instrument was reclassified to stockholders' equity. The Company allocated the transaction cost across the instruments on a relative fair value basis. As a result $4.0 million was netted against the equity proceeds and $1.7 million was recorded in other expense in the Consolidated Statements of Operation for the six months ended June 30, 2024.

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

Appointment of Jason Tardio as Chief Operating Officer and President and Promotion of Werner Gladdines to Chief Development Officer

On July 9, 2024, we announced that seasoned biopharmaceutical executive, Jason Tardio, will be joining the company as Chief Operating Officer and President, effective July 12, 2024. In the newly created role, Mr. Tardio leads internal efforts to prepare for the potential launch of vidofludimus calcium. Jason also works closely with Patrick Walsh, Chief Business Officer, to prepare the Company for a range of potential partnership outcomes for vidofludimus calcium, as well as our other drug candidates.

On July 9, 2024, we also reported that Werner Gladdines, former Vice President, Program Management & Clinical Development Operations, has been promoted to Chief Development Officer. In his new role, Mr. Gladdines takes over additional strategic and operational responsibility for our overall clinical operations functions.

Appointment of Simona Skerjanec to Board of Directors

On July 24, 2024, we announced the appointment of Simona Skerjanec, M.Pharm, MBA, a thought-leader in brain health with decades of experience in drug development and commercialization, as a member of our Board of Directors, effective as of July 22, 2024. As a Class I director, Ms. Skerjanec’s term lasts until the Company’s 2027 annual meeting of stockholders.

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

Since our inception in March 2016, we have spent a total of approximately $335.1 million in research and development expenses through June 30, 2024.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, IMU-856 and IMU-381. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program, for clinical trials in MS and UC.
In August 2019, Immunic AG received a grant of up to approximately $726,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds have been used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $726,000 of income in total which was classified in Other Income in the accompanying consolidated statement of operations. No income was recorded for the periods ending June 30, 2024 and 2023. The funding of this grant is now completed.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our operating expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$18,323	$21,172	$(2,849)	(13)%
General and administrative	4,491	3,849	642	17%
Total operating expenses	22,814	25,021	(2,207)	(9)%
Loss from operations	(22,814)	(25,021)	2,207	(9)%
Other income:
Interest income	998	968	30	3%
Other income, net	436	54	382	707%
Total other income	1,434	1,022	412	40%
Net loss	$(21,380)	$(23,999)	$2,619	(11)%

Research and development expenses decreased by $2.8 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease reflects (i) a $1.8 million decrease in external development costs related to IMU-856 due to the completion of the phase 1 trial in celiac disease, (ii) a decrease of $1.0 million from deprioritizing the izumerogant program in psoriasis and castration-resistant prostate cancer and (iii) a $0.5 million decrease in related costs across numerous categories. The decreases were offset by a $0.5 million increase in external development costs related to the vidofludimus calcium programs.

General and administrative expenses increased by $0.6 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily due to (i) a $0.3 million increase in personnel expense in general and administrative, $0.1 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, (ii) a $0.1 million increase in legal and consultancy expenses and (iii) a $0.2 million increase related to costs across numerous categories.

Interest income remains unchanged at $1.0 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Other income increased by $0.4 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily attributable by a $0.7 million increase in foreign exchange gains. The increase was offset by (i) a $0.2 million decrease in other grants which we received in 2023 and (ii) a $0.1 million decrease in research and development tax incentives for clinical trials in Australia as a result of decreased spending on clinical trials in Australia.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our operating expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$37,059	$44,135	$(7,076)	(16)%
General and administrative	9,636	8,137	1,499	18%
Total operating expenses	$46,695	$52,272	$(5,577)	(11)%
Loss from operations	(46,695)	(52,272)	5,577	(11)%
Other income (expense):
Interest income	2,185	1,768	417	24%
Change in fair value of the tranche rights	(4,796)	—	(4,796)	N/A
Other income (expense), net	(1,658)	1,233	(2,891)	(234)%
Total other income (expense)	(4,269)	3,001	(7,270)	(242)%
Net loss	$(50,964)	$(49,271)	$(1,693)	3%

Research and development expenses decreased by $7.1 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease reflects (i) a decrease of $3.4 million from deprioritizing the izumerogant program in psoriasis and castration-resistant prostate cancer, (ii) a $2.9 million decrease in external development costs related to IMU-856 due to the completion of the phase 1 trial in celiac disease, (iii) a $0.9 million decrease in external development costs related to the vidofludimus calcium programs and (iv) a $0.8 million decrease in related costs across numerous categories. The decreases were offset by a $0.9 million increase in personnel costs, $0.2 million of which is related to non-cash stock compensation and the remainder of which is due to an increase in headcount.

General and administrative expenses increased by $1.5 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to (i) a $1.1 million increase in personnel expense in general and administrative, $0.6 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, (ii) a $0.2 million increase in legal and consultancy expenses and (iii) a $0.2 million increase related to costs across numerous categories.

Interest income increased by $0.4 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 due to higher interest rates.

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

Other income (expense) decreased by $2.9 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily attributable to (i) a $1.7 million expense related to the portion of deal costs from the January 2024 Financing related to the tranche rights that were established at the time of the deal closing, (ii) the German Federal Ministry of Finance grant of $1.1 million being recognized in the fourth quarter of 2023 which was one quarter earlier than in the prior year, when the grant was recognized in the first quarter of 2023, (iii) a $0.5 million decrease in research and development tax incentives for clinical trials in Australia as a result of decreased spending on clinical trials in Australia and (iv) a $0.4 million decrease in other grants which we received in 2023. The decrease was offset by a $0.8 million increase in foreign exchange gains.

Liquidity and Capital Resources
Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $461.9 million as of June 30, 2024 and $410.9 million as of December 31, 2023. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through June 30, 2024, we have raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, prefunded warrants and tranche rights. As of June 30, 2024, we had cash and cash equivalents of approximately $79.7 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
In December 2020, the Company filed a Prospectus Supplement to the shelf registration statement on Form S-3 filed on November 13, 2020 and declared effective on November 24, 2020 (the "2020 Shelf Registration Statement") for the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of common stock that may be issued and sold under an at-the-market sales agreement with SVB Leerink LLC (now Leerink Partners LLC) as agent ("December 2020 ATM"). The Company used the net proceeds from the December 2020 ATM to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The December 2020 ATM terminated in May 2024.

In May 2022, the Company filed a Prospectus Supplement to the 2020 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock to be issued and sold under another at-the-market sales agreement ("May 2022 ATM") with Leerink Partners LLC (formerly SVB Leerink LLC) as agent. The 2020 Shelf Registration Statement expired in November 2023. The $80.0 million of unsold common stock from the May 2022 ATM was rolled-over to the May 2024 ATM through the filing in May 2024 of a Prospectus Supplement to the 2023 Shelf Registration Statement.
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2023 Registration Statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement resulting in a total S-3 shelf availability of $412.3 million as of June 30, 2024.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"). We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners

LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of June 30, 2024, $80.0 million in capacity remains under the May 2024 ATM.
We agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the May 2024 ATM and have agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
For the six months ended June 30, 2024, we raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000. We did not have any ATM activity for the three months ended June 30, 2024.
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

The third tranche must occur no later than three years after the second tranche and is conditioned on the same volume-weighted average share price and minimum trading volumes as the second tranche. The third tranche provides for the issuance of $80 million of shares of common stock (or pre-funded warrants) at the same price per share as the second tranche, but permits investors to fund their purchase obligations on a “cashless” or net settlement basis, which would reduce the cash proceeds to be raised by the Company in the January 2024 Financing.
Any of the conditions in the second or third tranches can be waived by holders of a majority of the outstanding securities (including the lead Investor). The fair value methodology used by the Company assumed the conditions will be waived if the trading price of the stock exceeds the purchase price.

The January 2024 Financing resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. If the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche. However, the amount of cash received in the third tranche would depend on the extent to which the Investors elect to fund the third tranche through a “cashless” or net settlement basis. Therefore, total gross proceeds from the offering to the Company could actually be between $80 million and $240 million. Gross proceeds to the Company will be reduced by fees paid to the placement agents, capital markets advisors and payments of transaction expenses. The Company intends to use the net proceeds from the January 2024 Financing to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), IMU-856 and IMU-381, and for other general corporate purposes.
Future Capital Requirements
As noted above, we have not generated any revenue from product sales and we do not know when, or if, we will generate any revenue from product sales. We will not be able to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. We expect our expenses to continue to increase as we continue the ongoing research, development, manufacture and clinical trials of, and seek regulatory approval for, our product candidates. We also incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.
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
As of June 30, 2024, we had cash and cash equivalents of approximately $79.7 million.

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(41,000)	$(39,489)
Investing activities	(211)	9,671
Financing activities	74,464	147
Operating activities
During the six months ended June 30, 2024, operating activities used $41.0 million of cash. The use of cash primarily resulted from (i) our net loss of $51.0 million adjusted for non-cash charges of $9.3 million related to a $4.8 million change in the fair value of the tranche rights, $4.6 million for stock-based compensation and $0.1 million related to unrealized foreign currency loss and depreciation and amortization as well as fees expensed as part of the January 2024 Financing and (ii) a $1.1 million net decrease in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2024 consisted primarily of a $1.4 million decrease in our other current liabilities partially offset by an increase in other current assets and prepaid expenses of $0.3 million.
During the six months ended June 30, 2023, operating activities used $39.5 million of cash. The use of cash primarily resulted from (i) our net loss of $49.3 million adjusted for non-cash charges of $4.5 million related to $0.7 million for an unrealized foreign currency loss and $3.8 million related to stock-based compensation and depreciation and amortization as well as a $5.3 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2023 consisted primarily of (i) a $5.0 million increase in our current liabilities and an increase in other current assets and prepaid expenses of $0.3 million.
Investing activities
During the six months ended June 30, 2024, net investing activities used $0.2 million due to the purchase of property and equipment.
During the six months ended June 30, 2023, net investing activities provided $9.7 million of cash, primarily due to the sale of $9.8 million of time deposits partially offset by the purchase of $125,000 of property and equipment.
Financing Activities
Net cash provided by financing activities was $74.4 million during the six months ended June 30, 2024 primarily consisting of net cash proceeds from the January 2024 Financing.
Net cash provided by financing activities was $147,000 during the six months ended June 30, 2023 consisting of net cash proceeds of $51,000 from the issuance of common stock related to the exercise of pre-funded warrants and $96,000 related to the issuance of shares related to our Employee stock purchase plan.
Off-Balance Sheet Arrangements
Through June 30, 2024, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations
Maturities of the operating lease obligation are as follows as of June 30, 2024:

2024	$346,000
2025	433,000
2026	78,000
2027	82,000
2028	79,000
Thereafter	—
Total	$1,018,000
Interest	(63,000)
Present value of obligation	$955,000
As of June 30, 2024, we had non-cancelable contractual obligations under certain agreements related to our development programs for vidofludimus calcium and IMU-856 totaling approximately $1.8 million, all of which is expected to be paid in 2024 and 2025.
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
During the first three months of 2024, we updated our warrants and tranche rights accounting policy which is described along with our other significant accounting policies in more detail in (i) Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and (ii) Note 2 to our audited consolidated financial statements for the years ended December 31, 2023 and 2022 filed in our Annual Report on Form 10-K on February 22, 2024.
Recently Issued Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $79.7 million as of June 30, 2024, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.

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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of June 30, 2024, our German and Australian subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $5.4 million. A decrease of approximately $0.5 million in net current assets would result as of June 30, 2024, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2024, would have impacted our net loss by approximately $3.7 million, primarily due to the euro.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024 and the other information in this Report, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our Annual Report, and the following risk factor and the risks described elsewhere in this Report occur, our business, operating results and financial condition could be seriously harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in our Annual Report and elsewhere in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)    Not applicable.

(b)    Not applicable.

(c)     Trading Plans.

During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunic, Inc.	8-K	3.1	March 8, 2024
4.1	2019 Omnibus Equity Incentive Plan, as amended,	S-8	4.2	August 21, 2023
4.2+	Amended and Restated 2021 Employee Stock Purchase Plan.	S-8	10.3	July 28, 2021
4.4	Form of Pre-Funded Warrant	8-K	4.1	January 4, 2024
10.1	Addendum No. 5, dated October 17, 2023, to Employment Agreement, dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	October 17, 2023
10.2	Employment Agreement, dated December 18, 2023, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	10.3	December 18, 2023
10.3	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	December 18, 2023

10.4	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	10.2	December 18, 2023
10.5	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	10.4	December 18, 2023
10.6	Securities Purchase Agreement, dated January 4, 2024, by and among the Company and the Investors.	8-K	10.1	January 4, 2024
10.7	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.8	Service Agreement, dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler.	10-K	10.5	February 23, 2023
10.9	Service Agreement, dated September 29, 2016, between Immunic AG and Daniel Vitt.	10-K	10.6	February 23, 2023
10.10	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.11	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
10.12	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.13	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.14	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.15	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.16*+	Employee Agreement, dated July 9, 2024, between Immunic, Inc. and Jason Tardio
24.1	Power of Attorney (included on the signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: August 8, 2024                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President