Form 10-Q
period 2024-09-30
IMMUNIC, INC.
filed 2024-11-07
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

On October 31, 2024, 90,079,016 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,071	$46,674
Other current assets and prepaid expenses	4,195	5,860
Total current assets	63,266	52,534
Property and equipment, net	618	466
Right-of-use assets, net	878	1,299
Total assets	$64,762	$54,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,042	$5,099
Accrued expenses	16,245	18,664
Other current liabilities	1,070	966
Total current liabilities	23,357	24,729
Long term liabilities
Operating lease liabilities	186	639
Total long-term liabilities	186	639
Total liabilities	23,543	25,368
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 and 130,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively, and 90,079,016 and 45,177,730 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	8	4
Additional paid-in capital	523,549	436,060
Accumulated other comprehensive income	3,886	3,759
Accumulated deficit	(486,224)	(410,892)
Total stockholders’ equity	41,219	28,931
Total liabilities and stockholders’ equity	$64,762	$54,299
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$21,370	$19,796	$58,429	$63,931
General and administrative	4,356	3,774	13,992	11,911
Total operating expenses	25,726	23,570	72,421	75,842
Loss from operations	(25,726)	(23,570)	(72,421)	(75,842)
Other income (expense):
Interest income	776	766	2,961	2,534
Change in fair value of the tranche rights	—	—	(4,796)	—
Other income (expense), net	582	35	(1,076)	1,268
Total other income (expense)	1,358	801	(2,911)	3,802
Net loss	$(24,368)	$(22,769)	$(75,332)	$(72,040)

Net loss per share, basic and diluted	$(0.24)	$(0.51)	$(0.75)	$(1.63)

Weighted-average common shares outstanding, basic and diluted	101,272,580	44,574,377	99,998,245	44,227,264
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(24,368)	$(22,769)	$(75,332)	(72,040)
Other comprehensive income (loss):
Foreign currency translation	104	(77)	127	870
Total comprehensive loss	$(24,264)	$(22,846)	$(75,205)	$(71,170)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	45,177,730	$4	$436,060	$3,759	$(410,892)	$28,931
Net loss	—	—	—	—	(29,584)	(29,584)
Stock-based compensation	—	—	2,750	—	—	2,750
Foreign exchange translation adjustment	—	—	—	528	—	528
Issuance of common stock and pre-funded warrants - January 2024 Financing, net of issuance costs of $4,037	44,751,286	4	52,360	—	—	52,364
Conversion of tranche rights liability to equity	—	—	28,396	—	—	28,396
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $6	150,000	—	191	—	—	191
Balance at March 31, 2024	90,079,016	$8	$519,757	$4,287	$(440,476)	$83,576
Net loss	—	—	—	—	(21,380)	(21,380)
Stock-based compensation	—	—	1,882	—	—	1,882
Foreign exchange translation adjustment	—	—	—	(505)	—	(505)
Balance at June 30, 2024	90,079,016	$8	$521,639	$3,782	$(461,856)	$63,573
Net loss	—	—	—	—	(24,368)	(24,368)
Stock-based compensation	—	—	1,910	—	—	1,910
Foreign exchange translation adjustment	—	—	—	104	—	104
Balance at September 30, 2024	90,079,016	$8	$523,549	$3,886	$(486,224)	$41,219

Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	39,307,286	$4	$427,925	$3,035	$(317,280)	$113,684
Net loss	—	—	—	—	(25,272)	(25,272)
Stock-based compensation	—	—	1,979	—	—	1,979
Foreign exchange translation adjustment	—	—	—	776	—	776
Shares issued from exercise of pre-funded warrants	5,096,552	—	51	—	—	51
Balance at March 31, 2023	44,403,838	$4	$429,955	$3,811	$(342,552)	$91,218
Net loss	—	—	—	—	(23,999)	(23,999)
Stock-based compensation	—	—	1,798	—	—	1,798
Foreign exchange translation adjustment	—	—	—	171	—	171
Shares issued in connection with the Company's Employee Stock Purchase Plan	84,533	—	96	—	—	96
Balance at June 30, 2023	44,488,371	$4	$431,849	$3,982	$(366,551)	$69,284
Net loss	—	—	—	—	(22,769)	(22,769)
Stock-based compensation	—	—	1,687	—	—	1,687
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $9	107,012	—	282	—	—	282
Foreign exchange translation adjustment	—	—	—	(77)	—	(77)
Balance at September 30, 2023	44,595,383	$4	$433,818	$3,905	$(389,320)	$48,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(75,332)	$(72,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	88
Unrealized foreign currency (gain) loss	(91)	712
Stock-based compensation	6,542	5,464
Change in fair value of tranche rights	4,796	—
Fees expensed as part of January 2024 Financing	1,690	—
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	1,460	3,881
Accounts payable	871	(951)
Accrued expenses	(1,900)	5,961
Other liabilities	62	84
Net cash used in operating activities	(61,803)	(56,801)
Cash flows from investing activities:
Purchases of property and equipment	(261)	(169)
Sale of investments - Other	—	9,796
Net cash provided by (used in) investing activities	(261)	9,627
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market Sales Agreement, net	191	282
Proceeds from January 2024 Financing, net of issuance costs	74,273	—
Proceeds from the exercise of pre-funded warrants	—	51
Proceeds from shares issued in connection with the Company's Employee Stock Purchase Plan	—	96
Net cash provided by financing activities	74,464	429
Effect of exchange rate changes on cash and cash equivalents	(3)	(311)
Net change in cash and cash equivalents	12,397	(47,056)
Cash and cash equivalents, beginning of period	46,674	106,745
Cash and cash equivalents, end of period	$59,071	$59,689
Supplemental disclosure of noncash investing and financing activities:
Conversion of tranche rights liability to equity upon increase in authorized shares	$28,396	$—
Operating lease right-of use asset obtained in exchange for lease obligation	$—	$544
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company had approximately 85 employees as of November 1, 2024.
The Company is pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 and Phase 2 clinical development for patients with relapsing and progressive multiple sclerosis (“MS”), respectively, and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS, progressive MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease and Graft-versus-Host-Disease ("GvHD"); and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $486.2 million as of September 30, 2024 and $410.9 million as of December 31, 2023. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through September 30, 2024, Immunic has raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of September 30, 2024, the Company had cash and cash equivalents of approximately $59.1 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital, but such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S. of approximately $40.6 million, Germany of approximately $15.6 million and Australia of approximately $2.9 million as of September 30, 2024. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and cash equivalents in the U.S. are held at JP Morgan and are primarily held in a U.S. Government money market fund account earning interest at a rate of 4.8% as of September 30, 2024. Cash and cash equivalents in Germany are earning interest at a rate of 3.25% to 3.75% as of September 30, 2024.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $42,000 and $34,000 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $99,000 and $88,000 for the nine months ended September 30, 2024 and 2023, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and nine months ended September 30, 2024 and 2023.
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
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of other (income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to 3.5 million Euros per year. We recognized $0.7 million and $0.7 million of other income related to research activities performed during the three and nine months ended September 30, 2024, respectively and $0.2 million and $2.3 million related to research activities performed during the three and nine months ended September 30, 2023, respectively.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of September 30, 2024 and 2023, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three and nine months ended September 30, 2024 includes 11,193,564 pre-funded warrants that remain unexercised as of September 30, 2024.
Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of September 30,
	2024	2023
Options to purchase common stock	11,546,138	6,263,910
Recently Issued and/or Adopted Accounting Standards
There are no recently issued accounting standards that would have a significant impact on the company's consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	September 30, 2024	December 31, 2023
Prepaid clinical and related costs	$2,066	$2,314
VAT receivable	780	703
Australian research and development tax incentive	39	670
Research grant	—	1,104
Prepaid Insurance	553	198
Other	757	871
Total	$4,195	$5,860

Accounts Payable
Accounts Payable consist of (in thousands):

	September 30, 2024	December 31, 2023
Clinical costs	$5,789	$4,726
Legal and audit costs	90	160
Other	163	213
Total	$6,042	$5,099
Accrued Expenses
Accrued expenses consist of (in thousands):

	September 30, 2024	December 31, 2023
Accrued clinical and related costs	$14,386	$16,863
Accrued legal and audit costs	136	216
Accrued compensation	1,509	1,460
Accrued other	214	125
Total	$16,245	$18,664
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	September 30, 2024	December 31, 2023
Lease liabilities	$713	$695
Other	357	271
Total	1,070	966

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
 Immunic’s operating lease costs and variable lease costs were $260,000 and $209,000 for the three months ended September 30, 2024 and 2023, respectively and $787,000 and $642,000 for the nine months ended September 30, 2024 and 2023, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of the operating lease obligation are as follows as of September 30, 2024 (in thousands):

2024	$275
2025	433
2026	78
2027	82
2028	79
Thereafter	—
Total	947
Interest	(48)
Present Value of obligation	$899
Contractual Obligations
As of September 30, 2024, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium and IMU-856 totaling approximately $3.2 million, all of which is expected to be paid in 2024 and 2025.
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

5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$40,359	$40,359	$—	$—
Total assets at fair value	$40,359	$40,359	$—	$—

	Fair Value Measurement at December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$34,087	$34,087	$—	$—
Total assets	$34,087	$34,087	$—	$—
There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds which are included as a component of cash and cash equivalents on the consolidated balance sheet, realized gains and losses are included in interest income on the consolidated statements of operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 4.8% in a U.S. Government money market fund.
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2024. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The Company recorded tranche rights of $23.6 million at January 8, 2024 as a result of the January 2024 Financing (see note 6). The fair value measurement of the tranche rights associated with the January 2024 Financing was classified as Level 3 under the fair value hierarchy. The fair value of the tranche rights was determined using a Black Scholes Option Pricing Model. The inputs to this model included a risk-free rate range of 3.93%-4.36%, a stock price volatility range of 105-115%, an expected dividend rate of —% and remaining term of 1.81-4.81 years. This liability was revalued on March 4, 2024, upon stockholder approval to increase its authorized shares of common stock from 130 million to 500 million, which resulted in the reclassification of the tranche rights from a liability to equity. This revaluation resulted in an increase in the tranche rights liability of $4.8 million using a Black Scholes Option Pricing Model. The inputs to this model as of the date of the reclassification included a risk-free rate range of 4.16%-4.63%, a stock price volatility range of 90-105%, an expected dividend rate of —% and remaining term of 1.66-4.66 years. The inputs used in the determination of fair value of the liability are level 3 inputs. A rollforward of the fair value of the tranche rights is as follows (in thousands):

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
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. This registration statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 shelf registration statement can continue to be sold under the 2023 Shelf Registration Statement resulting in a total S-3 shelf availability of $412.3 million as of September 30, 2024.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of September 30, 2024, $80.0 million in capacity remains under the May 2024 ATM.
  The Company has agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the May 2024 ATM and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
For the nine months ended September 30, 2024, the Company raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000. The Company did not have any ATM activity for the three months ended September 30, 2024.
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
Equity Offerings
Private Placement of up to $240 million (the "January 2024 Financing")

On January 4, 2024, Immunic entered into a Securities Purchase Agreement with select accredited investors, pursuant to which the Company agreed to issue and sell to the Investors in a three-tranche private placement shares of the Company’s common stock, $0.0001 par value per share, or in lieu thereof, pre-funded warrants to purchase shares of Common Stock. The Pre-Funded Warrants are exercisable immediately for $0.0001 per share and until exercised in full.

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

As of the closing date of the transaction of January 8, 2024, the Company did not have enough authorized shares to be able to issue the potential shares for tranche 2 and tranche 3 (collectively referred to hereafter as "the tranche rights"). Therefore, the Company recorded the value associated to the tranche rights as a liability of $23.6 million and allocated the remainder of the $80 million received (or $56.4 million) with the common stock and pre-funded warrants to equity. On March 4, 2024, the stockholders voted to increase the Company's authorized common stock from 130 million to 500 million shares. As a result of the ability to issue shares in satisfaction of the tranche rights, the instrument was reclassified to stockholders' equity. The Company allocated the transaction costs across the instruments on a relative fair value basis at the grant date. As a result $4.0 million was netted against the equity proceeds and $1.7 million was recorded in other expense in the Consolidated Statements of Operations for the nine months ended September 30, 2024.

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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through September 30, 2024, no cash dividends had been declared or paid.
Pre-funded Warrants
The Company issued 11,193,564 pre-funded warrants in connection with the January 2024 Financing, which all remain outstanding as of September 30, 2024.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, with such voting powers (if any), designations, powers, preferences, and relative, participating, optional or other rights, if any, and any qualifications, limitations or restrictions thereof, as shall be set by the Board of Directors. No preferred shares were issued or outstanding as of September 30, 2024.

Stock Reserved for Future Issuance
Shares reserved for future issuance at September 30, 2024 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee Stock Purchase Plan	1,000,011
Pre-funded stock warrants	11,193,564
Outstanding stock options	11,546,138
Common shares reserved for tranche 2 rights	46,620,046
Maximum common shares reserved for tranche 3 rights	46,620,046
Common stock options available for future grant:
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	7,903,691
Total common shares reserved for future issuance	124,929,746

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

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 199,989 shares life-to-date under the ESPP. The Company recognized $24,000 of expense related to the plan during the three and nine months ended September 30, 2024. The Company recognized $19,000 and $102,000 of expense related to the plan during the three and nine months ended September 30, 2023, respectively.

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
Stock Option Repricing
On March 4, 2024, the Company's stockholders voted to approve the repricing of outstanding stock options having an exercise price above $3.00 per share to $1.72 per share. All other terms of the grant remained the same. There were 3,317,596 stock options that were repriced to $1.72 per share. The repricing will result in $1.2 million of stock compensation being recognized by the Company over the remaining term of the repriced grants and $86,000 and $1.0 million of this amount was recognized in the three months and nine months ended September 30, 2024, respectively.
Movements during the year
The following table summarizes stock option activity for the nine months ended September 30, 2024 and 2023, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	6,196,140	$7.15
Granted	5,715,349	$1.23
Exercised	—	$—	—
Repricing modification	—	$9.55
Forfeited or expired	(365,351)	$2.08
Outstanding as of September 30, 2024	11,546,138	$1.63	8.33	$2,794,286
Options vested and expected to vest as of September 30, 2024	11,546,138	$1.63	8.33	$2,794,286
Options exercisable as of September 30, 2024	4,171,969	$2.09	7.07	$329,830

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	3,791,688	$11.33
Granted	2,740,564	$1.71
Exercised	—	$—
Forfeited or expired	(268,342)	$7.80
Outstanding as of September 30, 2023	6,263,910	$7.27	8.27	$119,691
Options vested and expected to vest as of September 30, 2023	6,263,910	$7.27	8.27	$119,691
Options exercisable as of September 30, 2023	2,393,294	$11.67	7.12	$6,160
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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the nine months ended September 30, 2024 and 2023 was $0.99 and $1.32, respectively. The following are the underlying assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.11%	4.00%
Expected dividend yield	0%	0%
Expected volatility	100.0%	96.0%
Expected term of options (years)	5.95	6.01
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$811,000	$815,000	$2,816,000	$2,607,000
General and administrative	1,099,000	872,000	3,726,000	2,857,000
Total	$1,910,000	$1,687,000	$6,542,000	$5,464,000
As of September 30, 2024, there was $10.8 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 2.82 years.
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
There are no longer any shares available for grant under the 2014 Plan as of September 30, 2024.
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
No expense was recorded for the plans assumed from Vital during the three and nine months ended September 30, 2024 and 2023, respectively.

8. Related Party Transactions

Executive Chairman Agreement with Duane Nash

On April 15, 2020, the compensation committee of the Board of Directors of the Company independently reviewed and approved entering into an employment agreement with the Executive Chairman of the Board, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Dr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship. On December 28, 2022, the Company and Dr. Nash entered into Addendum No. Four, which extended the term of employment from December 31, 2022 to December 31, 2023 with a base salary of $30,250 per month. On October 17, 2023, Immunic, Inc. and Dr. Duane Nash entered into Addendum Number 5 to the Executive Chairman Agreement to extend the term of Dr. Nash’s employment as Executive Chairman of the Board of Directors of the Company to December 31, 2024. In connection with Addendum Number 5, the Company increased Dr. Nash’s monthly base salary to $32,368 from $30,250 (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board). On August 29, 2024, Immunic, Inc. and Dr. Duane Nash entered into Addendum Number 6 to the Executive Chairman Agreement to extend the term of Dr. Nash’s employment as Executive Chairman of the Board of Directors of the Company to December 31, 2025. In connection with Addendum Number 6, the Company increased Dr. Nash’s monthly base salary to $33,986 from $32,368 (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board) All other terms of the Executive Chairman Agreement remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report and audited Consolidated Financial Statements for the years ended December 31, 2023 and 2022 of Immunic, Inc. filed with the Securities and Exchange Commission ("SEC"), in our Annual Report on Form 10-K on February 22, 2024. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Immunic” refer to Immunic, Inc. and its subsidiaries.

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
The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward-looking statements as a result of various factors, including those noted below under the caption “Part II, Item 1A-Risk Factors,” and the differences may be material. These risk factors include, but are not limited to statements relating to our two development programs and the targeted diseases; the potential for vidofludimus calcium and IMU-856 to safely and effectively target diseases; the nature, strategy and focus of the Company; expectations regarding our capitalization and financial resources; the development, timing and commercial potential of any product candidates of the Company; and our ability to attract and retain certain personnel important to our ongoing operations and to maintain effective internal control over financial reporting.
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
Overview
Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had approximately 85 employees as of November 1, 2024.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 and Phase 2 clinical development for patients with relapsing and progressive multiple sclerosis (“MS”), respectively, and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS, progressive MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”) and Graft-versus-Host-Disease ("GvHD"); and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.

The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), is being tested in several ongoing MS trials as part of its overall clinical program in order to support a potential approval for patients with MS in major markets. The Phase 3 ENSURE program of vidofludimus calcium in relapsing multiple sclerosis (“RMS”), comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, and the Phase 2 CALLIPER trial of vidofludimus calcium in progressive multiple sclerosis (“PMS”), designed to corroborate vidofludimus calcium’s neuroprotective potential, are ongoing. On October 9, 2023, we announced positive interim data from the CALLIPER trial, showing biomarker evidence that vidofludimus calcium’s activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential. Top-line data from the CALLIPER trial, for which the recruitment of in total 467 patients was completed in August 2023, is expected to be available in April 2025. Moreover, on October 22, 2024, we announced a positive outcome of an interim analysis of the ENSURE program, with an unblinded Independent Data Monitoring Committee ("IDMC") confirming that the predetermined futility criteria have not been met and recommending that both ENSURE trials should continue without changes, including no need for a potential upsizing of the sample size. Completion of the first of the ENSURE trials is currently anticipated in the second quarter of 2026; and the second ENSURE trial in the second half of 2026. Although we currently believe that each of these goals is achievable, they are each dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate.

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

IMU-856 is an orally available and systemically acting small molecule modulator that targets Sirtuin 6 (“SIRT6”), a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. Based on preclinical data, we believe this compound may represent a unique treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, GvHD and other intestinal barrier function associated diseases. Based on preclinical investigations demonstrating no suppression of immune cells, IMU-856 may have the potential to maintain immune surveillance for patients during therapy, which would be an important advantage versus immunosuppressive medications and may allow the potential for combination with available treatments in gastroenterological diseases.

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

Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $486.2 million as of September 30, 2024 and $410.9 million as of December 31, 2023. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the development of our product candidates and add personnel necessary to advance our pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of development programs.
From inception through September 30, 2024, we have raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of September 30, 2024, we had cash and cash equivalents of approximately $59.1 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital but, such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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

As of the closing date of the transaction of January 8, 2024, the Company did not have enough authorized shares to be able to issue the potential shares for tranche 2 and tranche 3 (collectively referred to hereafter as "the tranche rights"). Therefore, the Company recorded the value associated to the tranche rights as a liability of $23.6 million and allocated the remainder of the $80 million received (or $56.4 million) from the common stock and pre-funded warrants to equity. On March 4, 2024, the stockholders voted to increase the Company's authorized common shares from 130 million to 500 million shares. As a result of the ability to issue shares in satisfaction of the tranche rights, the instrument was reclassified to stockholders' equity. The Company allocated the transaction cost across the instruments on a relative fair value basis. As a result $4.0 million was netted against the equity proceeds and $1.7 million was recorded in other expense in the Consolidated Statements of Operation for the nine months ended September 30, 2024.

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

First Patient Enrolled in Investigator-Sponsored Phase 2 Clinical Trial of Vidofludimus Calcium in Patients with Post COVID Syndrome

On September 4, 2024, we announced enrollment of the first patient in an investigator-sponsored Phase 2 clinical trial of vidofludimus calcium, entitled, “Randomized Adaptive Assessment of Post COVID Syndrome Treatments_Reducing Inflammatory Activity in Patients with Post COVID Syndrome (RAPID_REVIVE).” The Phase 2 RAPID_REVIVE trial, for which Immunic is providing study medication, is a randomized, placebo-controlled, double-blind, parallel group trial sponsored by the Goethe University Frankfurt, which received trial funding via a grant from the German Federal Ministry of Education and Research.

Hosted Two Multiple Sclerosis R&D Days in New York City and San Francisco

At two MS R&D Days, on September 10, 2024 in New York City and on April 9, 2024 in San Francisco, management discussed the latest developments in the MS landscape, along with recent mode of action, preclinical and clinical data supporting the combined neuroprotective, anti-inflammatory and antiviral profile of vidofludimus calcium.

Presented Key Vidofludimus Calcium Data at the 40th Congress of ECTRIMS, Highlighting Its Therapeutic Potential in Multiple Sclerosis

On September 18, 2024, we announced the presentation of key data at the 40th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (“ECTRIMS”), highlighting vidofludimus calcium’s therapeutic potential in MS. The data was presented in an oral poster presentation and three ePosters at this conference in Copenhagen, Denmark.

Positive Outcome of Interim Analysis of Phase 3 ENSURE Program of Vidofludimus Calcium in Relapsing Multiple Sclerosis

On October 22, 2024, we announced a positive outcome of an interim analysis of our Phase 3 ENSURE program, investigating vidofludimus calcium for the treatment of RMS. An unblinded IDMC confirmed that the predetermined futility criteria have not been met and recommended that both ENSURE trials should continue without changes. The IDMC considered if a sample size adjustment would be appropriate for either of the two trials based on factors that include statistical analysis and ultimately recommended that the sample sizes for both trials remain unchanged.

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
Since our inception in March 2016, we have spent a total of approximately $356.5 million in research and development expenses through September 30, 2024.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, IMU-856 and IMU-381. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program, for clinical trials in MS and UC.
In August 2019, Immunic AG received a grant of up to approximately $726,000 from the German Federal Ministry of Education and Research, in support of the InnoMuNiCH (Innovations through Munich-Nippon Cooperation in Healthcare) project. The grant funds have been used to fund a three-year research project relating to autoimmune diseases by us and our three project partners. Since the inception of the grant, we have recorded $726,000 of income in total which was classified in Other Income in the accompanying consolidated statement of operations. No income was recorded for the periods ended September 30, 2024 and 2023. The funding of this grant is now completed.
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
Other Income (Expense), Net
Interest Income
Interest income consists of interest earned on our money market funds and bank accounts which are a portion of our cash and cash equivalents balance. Our interest income is expected to decrease as our money market funds balance has decreased and U.S. interest rates have started to and are expected to continue to decrease in the near future.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our operating expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$21,370	$19,796	$1,574	8%
General and administrative	4,356	3,774	582	15%
Total operating expenses	25,726	23,570	2,156	9%
Loss from operations	(25,726)	(23,570)	(2,156)	9%
Other income:
Interest income	776	766	$10	1%
Other income, net	582	35	$547	1,563%
Total other income	1,358	801	557	70%
Net loss	$(24,368)	$(22,769)	$(1,599)	7%

Research and development expenses increased by $1.6 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase reflects (i) a $1.4 million increase in external development costs related to the vidofludimus calcium trials, (ii) a $0.3 million increase in external development costs related to IMU-856, (iii) $0.3 million increase in personnel costs due to an increase in headcount and (iv) a $0.3 million increase related costs across numerous categories. The increases were offset by a decrease of $0.7 million from deprioritizing the izumerogant program in psoriasis and castration-resistant prostate cancer.

General and administrative expenses increased by $0.6 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily due to a $0.6 million increase in personnel expense in general and administrative, $0.2 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount.

Interest income remains unchanged at $0.8 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Other income increased by $0.5 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily attributable to a $0.6 million increase in research and development tax incentives for clinical trials in Australia.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our operating expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$58,429	$63,931	$(5,502)	(9)%
General and administrative	13,992	11,911	2,081	17%
Total operating expenses	$72,421	$75,842	$(3,421)	(5)%
Loss from operations	(72,421)	(75,842)	3,421	(5)%
Other income (expense):
Interest income	2,961	2,534	$427	17%
Change in fair value of the tranche rights	(4,796)	—	$(4,796)	N/A
Other income (expense), net	(1,076)	1,268	$(2,344)	(185)%
Total other income (expense)	(2,911)	3,802	(6,713)	(177)%
Net loss	(75,332)	$(72,040)	$(3,292)	5%

Research and development expenses decreased by $5.5 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease reflects (i) a decrease of $4.1 million from deprioritizing the izumerogant program in psoriasis and castration-resistant prostate cancer, (ii) a $2.6 million decrease in external development costs related to IMU-856 due to the completion of the phase 1 clinical trial in celiac disease and (iii) a $0.5 million decrease related costs across numerous categories. The decreases were offset by (i) a $1.2 million increase in personnel costs, $0.2 million of which is related to non-cash stock compensation and the remainder of which is due to an increase in headcount and (ii) a $0.5 million increase in external development costs related to the vidofludimus calcium program.

General and administrative expenses increased by $2.1 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to (i) a $1.7 million increase in personnel expense in general and administrative, $0.9 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount, (ii) $0.3 million in legal and consultancy expenses and (iii) a $0.1 million increase related to costs across numerous categories.

Interest income increased by $0.4 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 due to higher interest rates.

The change in fair value of the tranche rights of $4.8 million was a non-cash charge related to the change in value of the tranche rights associated with the January 2024 Financing from January 8, 2024 until March 4, 2024. These tranches were initially classified as a liability but were reclassified to equity on March 4, 2024, when stockholders approved the increase in our authorized shares from 130 million to 500 million shares of common stock and therefore the tranche 2 and tranche 3 rights needed to be revalued to fair value upon the reclass to equity.

Other income (expense) decreased by $2.3 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily attributable to (i) a $1.7 million expense related to the portion of deal costs from the January 2024 Financing related to the tranche rights that were established at the time of the deal closing, (ii) the German Federal Ministry of Finance grant of $1.1 million being recognized in the fourth quarter of 2023 which was one quarter earlier than in the prior year that was recognized in the first quarter of 2023 and (iii) a $0.4 million decrease in other grants which were received in 2023. The decrease was offset by a $0.9 million increase in foreign exchange gains.

Liquidity and Capital Resources
Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $486.2 million as of September 30, 2024 and $410.9 million as of December 31, 2023. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through September 30, 2024, we have raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of September 30, 2024, we had cash and cash equivalents of approximately $59.1 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2023 Registration Statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement resulting in a total S-3 shelf availability of $412.3 million as of September 30, 2024.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of September 30, 2024, $80.0 million in capacity remains under the May 2024 ATM.

We agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the May 2024 ATM and have agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
For the nine months ended September 30, 2024, we raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000. We did not have any ATM activity for the three months ended September 30, 2024.
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
As of September 30, 2024, we had cash and cash equivalents of approximately $59.1 million.

Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(61,803)	$(56,801)
Investing activities	(261)	9,627
Financing activities	74,464	429
Operating activities
During the nine months ended September 30, 2024, operating activities used $61.8 million of cash. The use of cash primarily resulted from (i) our net loss of $75.3 million adjusted for non-cash charges of $6.6 million related to stock-based compensation and depreciation and amortization, $4.8 million related to a change in the fair value of the tranche rights, $1.7 million for fees expensed as part of the January 2024 financing and (ii) a net increase in operating assets and liabilities of $0.5 million. Changes in our operating assets and liabilities during the nine months ended September 30, 2024 consisted primarily of (i) a $1.5 million increase in our other current assets and prepaid expenses and (ii) a decrease of $1.0 million in our other current liabilities.
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
Investing activities
During the nine months ended September 30, 2024, net investing activities used $0.3 million due to the purchase of property and equipment.
During the nine months ended September 30, 2023, net investing activities provided $9.6 million of cash, primarily due to the sale of $9.8 million of time deposits partially offset by the purchase of $169,000 of property and equipment.
Financing Activities
Net cash provided by financing activities was $74.4 million during the nine months ended September 30, 2024 primarily consisting of net cash proceeds from the January 2024 Financing and $0.2 million of net proceeds from sale of common stock through our At The Market Sales Agreement.
Net cash provided by financing activities was $0.4 million during the nine months ended September 30, 2023 consisting primarily of net cash proceeds from the sale of common stock under our 2020 ATM facility.
Off-Balance Sheet Arrangements
Through September 30, 2024, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations
Maturities of the operating lease obligation are as follows as of September 30, 2024:

2024	$275,000
2025	433,000
2026	78,000
2027	82,000
2028	79,000
Thereafter	—
Total	947,000
Interest	(48,000)
Present Value of obligation	$899,000
As of September 30, 2024, we have non-cancelable contractual obligations under certain agreements related to our development programs IMU-838, IMU-935 and IMU-856 totaling approximately $3.2 million, all of which is expected to be paid in 2024 and 2025.
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
We had cash and cash equivalents of $59.1 million as of September 30, 2024, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.

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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of September 30, 2024, our German and Australian subsidiaries had net current liabilities (defined as current assets less current liabilities), subject to foreign currency translation risk, of $0.5 million. An increase of approximately $50,000 in net current liabilities would result as of September 30, 2024, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the Euro. In addition, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2024 would have impacted our net loss by approximately $5.8 million, primarily due to the Euro.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024 and the other information in this Report, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our Annual Report, and the following risk factor and the risks described in our Form 10-K and elsewhere in this Report occur, our business, operating results and financial condition could be seriously harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in our Annual Report and elsewhere in this Report.
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
In October 2024, an independent data monitoring committee, or IDMC, conducted a non-binding, interim futility analysis of our phase IMU-838 3 ENSURE program for the treatment of RMS and reported that the trials are not futile and should continue as planned. In addition, the IDMC recommended that we continue the trials without any adjustment to the sample sizes of each trial. There can be no assurances that the observations made at the interim regarding futility will be consistent with the final study results for various reasons, including that the final study results based upon the full sample size may not be consistent with the results achieved by the limited sample size used to conduct the interim analysis and the current sample size of approximately 1,050 adult patients with active RMS patients for each trial may not be sufficiently large to demonstrate efficacy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

(a)    Not applicable.

(b)    Not applicable.

(c)     Trading Plans.

During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).
Item 6. Exhibits
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunic, Inc.	8-K	3.1	March 8, 2024
4.1	2019 Omnibus Equity Incentive Plan, as amended,	S-8	4.2	August 21, 2023
4.2+	Amended and Restated 2021 Employee Stock Purchase Plan.	S-8	10.3	July 28, 2021
4.4	Form of Pre-Funded Warrant	8-K	4.1	January 4, 2024
10.1	Addendum No. 6, dated August 29, 2024, to Employment Agreement, dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	September 3, 2024
10.2	Employment Agreement, dated December 18, 2023, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	10.3	December 18, 2023
10.3	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	December 18, 2023
10.4	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	10.2	December 18, 2023
10.5	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	10.4	December 18, 2023
10.6	Securities Purchase Agreement, dated January 4, 2024, by and among the Company and the Investors.	8-K	10.1	January 4, 2024
10.7	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.8	Service Agreement, dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler.	10-K	10.5	February 23, 2023
10.9	Service Agreement, dated September 29, 2016, between Immunic AG and Daniel Vitt.	10-K	10.6	February 23, 2023
10.10	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.11	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
10.12	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.13	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.14	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021

10.15	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.16*+	Employee Agreement, dated July 9, 2024, between Immunic, Inc. and Jason Tardio
24.1	Power of Attorney (included on the signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: November 7, 2024                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President