Form 10-K
period 2024-12-31
IMMUNIC, INC.
filed 2025-03-31
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2024 was $100.0 million.
On March 15, 2025, 90,150,869 shares of common stock, $0.0001 par value, were outstanding.
Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

Immunic, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2024

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

PART I
Item 1. Business.

Overview

Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had 91 employees as of March 1, 2025.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 and Phase 2 clinical development for patients with relapsing and progressive multiple sclerosis (“MS”), respectively, and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS (“RRMS”), progressive MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”), Graft-versus-Host-Disease ("GvHD") and weight management; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.

The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), is being tested in several ongoing MS trials as part of its overall clinical program in order to support potential approvals for patients with MS in major markets. The Phase 3 ENSURE program of vidofludimus calcium in relapsing multiple sclerosis (“RMS”), comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, and the Phase 2 CALLIPER trial of vidofludimus calcium in progressive multiple sclerosis (“PMS”), designed to corroborate vidofludimus calcium’s neuroprotective potential, are ongoing. On October 9, 2023, we announced positive interim data from the CALLIPER trial, showing biomarker evidence that vidofludimus calcium’s activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential. Top-line data from the CALLIPER trial, for which the recruitment of 467 total patients was completed in August 2023, is expected to be available in April 2025. Moreover, on October 22, 2024, we announced a positive outcome of an interim analysis of the ENSURE program, with an unblinded Independent Data Monitoring Committee ("IDMC") confirming that the predetermined futility criteria have not been met and recommending that both ENSURE trials should continue without changes, including no need for a potential increase of the sample size. Completion of the first of the ENSURE trials is currently anticipated in the second quarter of 2026; and the completion of the second ENSURE trial in the second half of 2026. Although we currently believe that each of these goals is achievable, they are each dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate.

If approved, we believe that vidofludimus calcium, with combined neuroprotective, anti-inflammatory, and antiviral effects as well as a favorable safety and tolerability profile, has the potential to be a unique treatment option targeted to the complex pathophysiology of MS. Preclinical data showed that vidofludimus calcium activates the neuroprotective transcription factor nuclear receptor-related 1 (“Nurr1”), which is associated with direct neuroprotective properties and may enhance the potential benefit for patients. Additionally, vidofludimus calcium is a known inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”), which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with the anti-inflammatory and antiviral effects of vidofludimus calcium. We believe that the combined mechanisms of vidofludimus calcium are unique in the MS space and support the therapeutic performance shown in our Phase 2 EMPhASIS trial in RRMS patients, in particular, via data illustrating the potential to reduce magnetic resonance imaging (“MRI”) lesions, prevent relapses, reduce the rate of disability progression, and reduce levels of serum neurofilament light chain (“NfL”), an important biomarker of neuronal damage. Vidofludimus calcium has shown a consistent pharmacokinetic, safety and tolerability profile in clinical trials reported, to date, and has already been exposed to approximately 2,700 human subjects and patients in either of the drug’s formulations.

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

Data from a Phase 1b clinical trial in celiac disease patients during periods of gluten-free diet and gluten challenge demonstrated positive effects for IMU-856 over placebo in four key dimensions of celiac disease pathophysiology: protection of the gut architecture, improvement of patients’ symptoms, biomarker response, and enhancement of nutrient absorption. IMU-856 was also observed to be safe and well-tolerated in this trial. In a post hoc analysis of this Phase 1b clinical trial, IMU-856 demonstrated a dose-dependent increase of endogenous glucagon-like peptide-1 (“GLP-1”) levels. IMU-856 also showed a dose-dependent reduction of body weight gain and food consumption in preclinical in vivo testing. These two effects may indicate the potential for IMU-856 as an oral treatment option for weight management. Contingent on financing, licensing or partnering, we are currently preparing clinical Phase 2 testing of IMU-856 in patients with ongoing active celiac disease (“OACD”) despite gluten-free diet, while also considering further potential clinical applications in other gastrointestinal disorders.

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

We expect to continue to lead most of our research and development activities from our Gräfelfing, Germany location, where dedicated scientific, regulatory, clinical and medical teams conduct their activities. Due to these teams' key relationships with local and international service providers, we anticipate that this should result in more timely and cost-effective execution of our development programs. In addition, we are using our subsidiary in Melbourne, Australia to perform research and development activities in the Australasia region. We also conduct preclinical work in our laboratory in Martinsried, Germany and in Halle/Saale, Germany through a collaboration with the Fraunhofer Institute.

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

We are currently focused on maximizing the potential of our development programs through the following strategic initiatives:

•Executing the ongoing Phase 3 ENSURE clinical trials of vidofludimus calcium in RMS.
•Completing the Phase 2 CALLIPER clinical trial of vidofludimus calcium in PMS.
•Executing the IMU-856 development program, including preparation of a Phase 2 clinical trial.
•Continuing preclinical research to complement the existing clinical activities, explore additional indications for potential future development and generating additional molecules for potential future development.
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

Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and has incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $511.4 million as of December 31, 2024 and $410.9 million as of December 31, 2023. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the development of our product candidates and add personnel necessary to advance our pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of development programs.
From inception through December 31, 2024, we have raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of December 31, 2024, we had cash and cash equivalents of approximately $35.7 million. With these funds, we do not have adequate liquidity to fund our operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital, but such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Key Status Updates

Private Placement of up to $240 Million (the "January 2024 Financing")

On January 4, 2024, Immunic entered into a Securities Purchase Agreement with select accredited and institutional investors, pursuant to which the Company agreed to issue and sell to the Investors in a three-tranche private placement shares of the Company’s common stock, $0.0001 par value per share or in lieu thereof, pre-funded warrants to purchase shares of Common Stock. The Pre-Funded Warrants are exercisable immediately for $0.0001 per share until exercised in full.

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

As of the closing date of the transaction of January 8, 2024, the Company did not have enough authorized shares to be able to issue the potential shares for tranche 2 and tranche 3 (collectively referred to hereafter as "the tranche rights"). Therefore, the Company recorded the value associated to the tranche rights as a liability of $23.6 million and allocated the remainder of the $80 million received (or approximately $56.4 million) from the common stock and pre-funded warrants to equity. On March 4, 2024, at a special meeting of stockholders, the stockholders voted to increase the Company's authorized common shares from 130 million to 500 million shares. As a result of the ability to issue shares in satisfaction of the tranche rights, the instrument was reclassified to stockholders' equity. The Company allocated the transaction cost across the instruments on a relative fair value basis. As a result, $4.0 million was netted against the equity proceeds and $1.7 million was recorded in other expense in the Consolidated Statements of Operations for the year ended December 31, 2024.

The January 2024 Financing was led by BVF Partners L.P., and included participation from new and existing investors, including Avidity Partners, Janus Henderson Investors, Soleus Capital, RTW Investments and Adage Capital Partners LP. Leerink Partners acted as the lead placement agent and Ladenburg Thalmann acted as a placement agent in connection with the offering. Piper Sandler, B. Riley Securities and Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as capital markets advisors to the Company.

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

Notice of Allowance for Composition-of-Matter Patent of a Specific Polymorph of Vidofludimus Calcium in the United States

On March 20, 2024, we announced Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for patent application 16/981,122, entitled, “Calcium salt polymorphs as anti-inflammatory, immunomodulatory and anti-proliferative agents,” covering the composition-of-matter of a specific polymorph of vidofludimus calcium and a related method of production of the material. The claims are expected to provide protection into 2041, unless extended further. The patent was previously granted to the company in Australia, Canada, Indonesia, Japan and Mexico.

Publication of Extended Data From Phase 2 EMPhASIS Trial of Vidofludimus Calcium in RRMS in the Peer Reviewed Journal, Neurology® Neuroimmunology & Neuroinflammation

On April 30, 2024, we announced that data from our Phase 2 EMPhASIS trial of vidofludimus calcium in patients with RRMS has been published online on April 25, 2024 in Neurology® Neuroimmunology & Neuroinflammation, an official journal of the American Academy of Neurology. The paper, lead authored by coordinating investigator, Robert J. Fox, M.D., Staff

Neurologist, Mellen Center for Multiple Sclerosis, Vice-Chair for Research, Neurological Institute, Cleveland Clinic, Cleveland, Ohio, is entitled, “Safety and Dose-Response of Vidofludimus Calcium in Relapsing Multiple Sclerosis: Extended Results of a Placebo-Controlled Phase 2 Trial.”

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

Positive Outcome of Interim Analysis of Phase 3 ENSURE Program of Vidofludimus Calcium in Relapsing Multiple Sclerosis

On October 22, 2024, we announced a positive outcome of an interim analysis of our Phase 3 ENSURE program, investigating vidofludimus calcium for the treatment of RMS. An unblinded IDMC confirmed that the predetermined futility criteria have not been met and recommended that both ENSURE trials should continue without changes. The IDMC considered if a sample size adjustment would be appropriate for either of the two trials based on factors that include statistical analysis and ultimately recommended that the sample sizes for both trials should remain unchanged.

Announced Publication of Data From Phase 1/1b Clinical Trial of IMU-856 in the Peer Reviewed Journal, The Lancet Gastroenterology & Hepatology

On November 13, 2024, we announced that the data from our Phase 1/1b clinical trial of IMU-856, has been published in the peer reviewed journal, The Lancet Gastroenterology & Hepatology. Lead authored by Dr. A. James Daveson, Gastroenterologist, Wesley Research Institute and Coral Sea Clinical Research Institute, Queensland, Australia, the paper is entitled, “Safety, clinical activity, pharmacodynamics, and pharmacokinetics of IMU-856, a SIRT6 modulator, in coeliac disease: a first-in-human, randomised, double-blind, placebo-controlled, phase 1 trial.”

IMU-856 Demonstrated Dose-Dependent Increase of GLP-1 in Celiac Disease Patients and Corresponding Effects in Preclinical Testing

On February 20, 2025, we announced that IMU-856 demonstrated a dose-dependent increase of endogenous GLP-1 levels in a post hoc analysis of patients from our Phase 1b clinical trial in celiac disease. IMU-856 also showed a dose-dependent reduction of body weight gain and food consumption in preclinical in vivo testing. These effects may indicate the potential for IMU-856 as an oral treatment option for weight management.

The post hoc analysis of our Phase 1b clinical trial of IMU-856 in celiac disease patients measured blood concentrations of GLP-1, between baseline and day 28, in a fasting state. A highly statistically significant (day 29: 80 mg p=0.014; 160 mg p=0.003) and dose-dependent increase of GLP-1 versus placebo control was detectable, even in the small patient population in this Phase 1b clinical trial (baseline: N placebo = 11, N 80 mg IMU-856 = 13, N 160 mg IMU-856 = 13). These clinical findings were corroborated by effects observed in a 6-month preclinical in vivo study, where IMU-856 was found to reduce body weight gain accompanied by food consumption in a dose-dependent fashion up to -40%, compared to the control group, which was found to be linked to reduced food intake.

Product Acquisition History

Our wholly-owned German subsidiary Immunic AG acquired vidofludimus calcium and izumerogant in September 2016 through asset acquisitions from 4SC AG (hereinafter, “4SC”), a publicly traded company based in Planegg-Martinsried, Germany. On March 31, 2021, Immunic AG and 4SC entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of a 4.4% royalty on net sales for $17.25 million. The payment was made 50% in cash and 50% in shares of Immunic’s common stock.

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

Product Candidates

Vidofludimus Calcium (IMU-838)

Vidofludimus calcium is a small molecule investigational drug in development as an oral next-generation treatment option for patients with MS and other chronic inflammatory and autoimmune diseases. If approved, we believe that vidofludimus calcium, with combined neuroprotective, anti-inflammatory, and antiviral effects as well as a favorable safety and tolerability profile, has the potential to be a unique treatment option targeted to the complex pathophysiology of MS.

Preclinical data showed that vidofludimus calcium activates the neuroprotective transcription factor Nurr1, which is associated with direct neuroprotective properties and may enhance the potential benefit for patients. Nurr1 activation mediates its neuroprotective function by acting in microglia, astrocytes and neurons. In microglia and astrocytes, Nurr1 activation leads to a reduction of pro-inflammatory cytokines and blocks the production of direct neurotoxic agents like reactive oxygen species (“ROS”) and nitric oxide (“NO”). Enhanced Nurr1 activity in neurons mediates neuronal survival and differentiation, as well as improved neurotransmission. Therefore, activation of Nurr1 by vidofludimus calcium may halt neurodegeneration and disability progression in patients suffering from MS and other degenerative diseases.

Additionally, vidofludimus calcium is a known inhibitor of the enzyme DHODH, which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with the anti-inflammatory and antiviral effects of vidofludimus calcium. By inhibiting DHODH, a key enzyme of pyrimidine de novo biosynthesis, highly metabolically active T and B immune cells experience metabolic stress, which leads to a modulation of their activity and function. By addressing only highly metabolically active immune cells, vidofludimus calcium may reduce focal inflammation in the brain, without impacting normal acting immune cells.

Based on the selectivity toward metabolically activated cells (with a high need for ribonucleic acid and deoxyribonucleic acid production), DHODH inhibition also leads to a direct antiviral effect, which has been observed in various virus infected cells, such as Epstein-Barr virus (“EBV”) infections, hepatitis C virus infections, severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) infections, cytomegalovirus infections and even hemorrhagic fever-causing viruses, such as Arena virus infections. Treatment with vidofludimus calcium may avoid virus infections and reactivations, one of the major drawbacks of the long-term use of traditional immunomodulators. In addition, the blockage of reactivation of EBV could be of highest importance for MS patients, as infection with and reactivation of EBV was brought into connection with disease onset and progression (Bjornevik et al., 2022/Lanz et al., 2022/Schneider-Hohendorf et al., 2022).

Efficacy of vidofludimus has been observed in several animal disease models for MS, IBD, as well as systemic lupus erythematosus and transplant rejection. Previous filings by us with the SEC have summarized the development history of vidofludimus and the previous amorphous formulation of the free acid form of vidofludimus. After the consummation of the asset acquisition from 4SC, we developed and filed several new patent applications for a new specific polymorph of the calcium salt formulation of vidofludimus, vidofludimus calcium, which we believe exhibits improved physicochemical and pharmacokinetic (“PK”) properties. In 2017, we completed two Phase 1 studies of single or repeated once-daily doses of vidofludimus calcium in healthy human subjects, where we observed results supporting tolerability of repeated daily dosing of up to 50 mg of vidofludimus calcium.

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

PMS includes both primary progressive MS (“PPMS”), and secondary progressive MS (“SPMS”). PPMS is characterized by steadily worsening neurologic function from the onset of symptoms without initial relapse or remissions. SPMS is identified following an initial relapsing-remitting course, after which the disease becomes more steadily progressive, with or without other disease activity present. Active SPMS, the progressive disease form where relapses and MRI lesions are still present, is generally counted to the RMS spectrum. The forms of SPMS that are considered part of the PMS spectrum are non-active SPMS (where disability worsening occurs despite no relapses observed in the last 24 months and no MRI lesions present in the last 12 months) or non-relapsing SPMS (where no relapses occurred in the last 24 months, but MRI lesions may be present at any time).

MS is a disease with unpredictable symptoms that can vary widely. Common early signs of MS include vision problems, tingling and numbness or other unspecific neurological symptoms. Diagnosis of MS can be confirmed via blood tests and a spinal tap, in which a small sample of fluid is removed from the spinal cord. However, most important for diagnosis are characteristic CNS lesions detected by MRI.

According to the National Multiple Sclerosis Society (2019), there are nearly one million patients in the United States living with MS. The MS International Federation (2021) indicates there are more than one million patients with MS in Europe as well. The disease has a large economic impact as it affects mainly young adults in the prime working age, peaking around 30 years old, although MS can occur in children and in adults. MS is up to three times more common in women than in men (Green J, Dunn WH 2012) . MS affects twice as many women and men in certain age cohorts and is more common in areas inhabited by people of northern European ancestry, such as Europe, the United States, Canada, New Zealand and parts of Australia.

Evolution in Understanding of Disease Drivers of MS

The presence of a “smoldering disease” in the background of MS that leads to progression independent of relapse activity (“PIRA”) was suggested by a large meta-analysis of clinical data in more than 35,000 MS patients (Lublin et al., 2022). PIRA was traditionally believed to be the dominant driver of disease worsening in PMS and this was confirmed by this study as well. However, the study also found that approximately half of the disability accumulating in RMS patients were not related to relapse activity. This suggests that other mechanisms including PIRA already contribute half of the disability to disease progression in RMS – already from early stages of the disease. In addition, this investigation found that currently available drugs were able to delay or avoid disability associated with relapse activity but were unable to diminish the impact of PIRA. This confirms that PIRA presumably is caused by a process that is not addressed by currently used anti-inflammatory medications which predominantly address focal inflammation in MS. Therefore, the medical need to find treatments with a neuroprotective potential to substantially influence PIRA remains high.

Bjornevik et al. (2022) shed additional light on the role of EBV infection previously postulated to trigger MS. They analyzed EBV antibodies in serum from 801 individuals who developed MS among a cohort of more than 10 million people active in the US military over a 20-year period (1993 to 2013). Risk of MS increased 32-fold after infection with EBV but was not increased after infection with other viruses, including the similarly transmitted cytomegalovirus. Serum levels of NfL, a biomarker of axonal damage, increased only after EBV seroconversion. These findings cannot be explained by any known risk factor for MS and suggest EBV as the leading cause of MS. In addition, antibody producing cells directed against the latent EBV protein EBNA1 were found in the cerebrospinal fluid of MS patients. Cross reactivity of anti-EBNA1 antibodies against GlialCAM, a protein that is predominantly expressed in glial cells in the CNS and potentially important in the myelination process of axons, further corroborates the connection between EBV infections and pathologic processes in MS (Lanz et al., 2022). Schneider-Hohendorf et al. (2022) investigated the T cell repertoire in MS patients and control populations, basically highlighting the top antigens that are seen by T cells on an ongoing basis. The study found that EBV-related antigens were on top of the list of antigens seen by T cells in MS patients but not in other EBV-infected populations. These results suggest that ongoing EBV reactivation seems to be an ongoing trigger for the immune system in MS patients and may be the trigger for disease progression and ongoing neurodegenerative processes.

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

Historically, the initial treatment options for RMS patients are often beta interferons (either as interferon beta-1a or interferon beta-1b) or glatiramer acetate, all of which are given by injection. In addition, there are several oral medications, such as dimethyl fumarate, fingolimod, siponimod, ponesimod, teriflunomide, ozanimod or cladribine, and biologics, such as natalizumab, ocrelizumab, ublituximab, ofatumumab or alemtuzumab, approved for commercial use in MS in various countries. All of these medications are commonly used across the spectrum of patients with RMS. Some of these drugs have generic versions available in some countries and other drugs will become generic in the next years.

With regard to PMS, there is currently only one drug approved: Ocrevus® (ocrelizumab) specifically for the treatment of PPMS. There are no relevant treatments available in the United States for non-active SPMS. Other available medications in MS have previously been tested in different forms of PMS, such as siponimod in the Phase 3 EXPAND trial in SPMS patients.

Although the study found a statistically significant effect in active SPMS patients, the treatment for non-active SPMS patients remained elusive. It also highlighted the fact that currently available anti-inflammatory treatments in RMS may in general have no utility in non-active SPMS as the disease progress may be predominantly driven by “smoldering disease” rather than focal inflammation. Therefore, the unmet medical need in PMS remains high, in particular for the non-active SPMS patient population, where the highest medical need for new therapies exists.

There is no specific guidance on which therapies or medications are used in which sequence of the MS disease course. Typically, treatments are escalated over time, considering:

•Level and progression of MS disease activity (relapse(s), disability worsening, MRI lesions),
•Risks of long-term immunosuppression,
•Patient preferences or risks perceptions, and
•Safety/tolerability aspects.

Many drugs approved for patients with RMS work through anti-inflammatory mechanisms by suppressing the immune system, either broadly or by targeting classes of immune cells, altering how the immune system functions and fights certain infections. As a result, people who take these therapies are at higher risk for John Cunningham virus infection or re-activation, which is believed to be the cause of a rare and often lethal viral disease of the brain called progressive multifocal leukoencephalopathy ("PML"). To date, occurrences of PML have been reported in individuals with RMS treated with natalizumab, ocrelizumab, dimethyl fumarate and fingolimod. No case of PML has yet been reported for the DHODH inhibitor teriflunomide, which has been one of the key differentiators of teriflunomide from other disease-modifying therapies in RMS. The active moiety of vidofludimus calcium has also shown direct antiviral effects in multiple models of virus-infected cells, which we believe is caused by DHODH inhibition. Of specific interest, vidofludimus calcium reduces the reactivation of EBV in a dose dependent fashion which was demonstrated in latently EBV-infected cell models. Subject to further clinical trials, we believe that could be an important potential differentiator against other drug classes in RMS.

Current Development Plan and Clinical Studies

Depending on the results of our ongoing clinical trials, we believe that vidofludimus calcium has the potential to demonstrate medically important advantages versus other treatments, due to its safety and tolerability profile as well as its neuroprotective, anti-inflammatory, and anti-viral effects observed, to date. Vidofludimus calcium could provide MS patients with a distinctive therapy that is uniquely matched to the biological drivers of MS. In clinical trials, to date, it has shown data indicating:

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

Phase 2 Clinical Trial of Vidofludimus Calcium in RRMS (EMPhASIS Trial)

Our Phase 2 EMPhASIS trial of vidofludimus calcium in RRMS consisted of two cohorts: The full data set of Cohort 1, which evaluated efficacy and safety of 30 mg or 45 mg once daily vidofludimus calcium compared to placebo, was published in August and September 2020, respectively. The Cohort 1 results were subsequently published in the peer reviewed journal, Annals of Clinical and Translational Neurology (Fox et al., 2022). The results of Cohort 2, which evaluated efficacy and safety of 10 mg once daily vidofludimus calcium compared to placebo, were published in February 2022. The combined Cohort 1 and 2 results were published in the peer reviewed journal, Neurology® Neuroimmunology & Neuroinflammation, an official journal of the American Academy of Neurology (Fox et al., 2024).

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

On February 24, 2022, we published final data from Cohort 2 showing that the anti-inflammatory effects of vidofludimus calcium at the 10 mg dose were observed to be lower (13% reduction of gadolinium-enhancing MRI lesions up to 24 weeks, as compared to placebo) than those found with the 30 mg vidofludimus calcium dose in the pooled Cohort 1 and 2 data (78% reduction), providing further support for the selection of 30 mg dosing in the ongoing ENSURE trials in RMS. Final Cohort 2 data also provided evidence of dose-proportional neuroprotective activity. For instance, the highest decrease of the biomarker serum NfL was observed with the 45 mg dose of vidofludimus calcium versus placebo (-26.0% median of differences between percentage change of serum neurofilament, Hodges-Lehmann estimation), a substantial decrease was seen with the 30 mg dose (-18.0%), while the smallest decrease was observed with the 10 mg dose of Cohort 2 (-9.0%). The 10 mg group in Cohort 2 also showed a signal with respect to improvement in EDSS, consistent with those signals seen with the higher doses in Cohort 1, although all of these early signals need to be confirmed in a larger patient population with longer follow-up periods. Taken together, these last two observations suggest that higher doses, such as 45 mg vidofludimus calcium, may be preferred doses for clinical trials in which neuroprotective effects are the main mechanism for improvement, such as in PMS.

While Cohort 1 blinded treatment was completed right before the coronavirus disease 2019 (“COVID-19”) pandemic, final Cohort 2 data provided additional evidence that ongoing vidofludimus calcium treatment may reduce the risk of COVID-19 infections, presumably related to its known antiviral activity. In the entire Cohort 2 population of 59 patients, who were enrolled during pandemic conditions, incidental COVID-19 infections in the active treatment group were less frequent (8.5%, n=4/47) than in the placebo group (25.0%, n=3/12). Additionally, we obtained preclinical data underlining that vidofludimus calcium shows potent anti-EBV activity. We also confirmed that vidofludimus calcium can be detected to a noteworthy degree in the cerebrospinal fluid of animals, after oral dosing. We believe that this finding suggests that vidofludimus calcium may be able to act directly within the CNS.

On November 17, 2022, we reported additional data from the EMPhASIS trial. The trial includes an optional long-term open-label extension (“OLE”) phase running up to 9.5 years. An interim analysis was performed with data extraction in October 2022, when 209 patients remained on treatment in the OLE phase, some of whom have already received more than 180 continuous weeks (approximately four years) of active treatment with vidofludimus calcium. Long-term open-label treatment with vidofludimus calcium was associated with a low rate of confirmed disability worsening over time, comparing favorably to historical trial data for currently available MS medications. During the 24-week double-blind main treatment period, 12-week and 24-week Confirmed Disability Worsening (“12w/24wCDW”) events occurred in 1.6% of subjects in the combined vidofludimus calcium treatment arms as compared to 3.7% in the placebo group. In the OLE phase, the proportion of patients free from 12wCDW was 97.6% after 48 weeks and 94.5% after 96 weeks of vidofludimus calcium treatment as compared to the start of the OLE phase. Similar results were observed for 24wCDW and sustained CDW. The OLE phase also showed low relapse activity.

As of January 2025, more than 180 patients still remained in the OLE phase of the EMPhASIS trial, with more than five total treatment years.

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

On October 22, 2024, we announced a positive outcome of an interim analysis of our Phase 3 ENSURE program. An unblinded IDMC confirmed that the predetermined futility criteria have not been met and recommended that both ENSURE trials should continue without changes. The IDMC considered if a sample size adjustment would be appropriate for either of the two trials based on factors that include statistical analysis and ultimately recommended that the sample sizes for both trials should remain unchanged.

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

The Phase 2 CALLIPER trial is focused on progressive forms of MS. Its key objective is to corroborate vidofludimus calcium’s neuroprotective potential, as exemplified by slowing of brain atrophy and delay in disability worsening, in this patient population where focal inflammatory disease no longer dominates. The second objective is to determine whether there is sufficient evidence of efficacy and safety to warrant a confirmatory Phase 3 program in one or more of the PMS subtypes. Additional clinical studies and the potential regulatory path forward specific to the treatment of PMS will be informed by the results of the CALLIPER trial and will be further assessed accordingly.

Moreover, neurodegeneration is a key concern in both PMS and RMS, since axonal and neural damage is responsible for the increasing and often severe disability experienced by patients. Therefore, we believe that, if the CALLIPER trial is successful in showing a beneficial effect of vidofludimus calcium, this data, along with the ENSURE program and vidofludimus calcium’s strong safety and tolerability profile, may allow for a meaningful clinical differentiation of vidofludimus calcium from other MS medications and potentially attractive commercial positioning. However, we do not believe that data from the CALLIPER trial are a pre-condition for filing an NDA in RMS.

The multicenter, randomized, double-blind, placebo-controlled Phase 2 CALLIPER trial of vidofludimus calcium enrolled 467 patients with primary PMS, or active or non-active secondary PMS at more than 70 sites in North America, Western, Central and Eastern Europe. Patients were randomized to either 45 mg daily doses of vidofludimus calcium or placebo in a double-blinded fashion. The trial’s primary endpoint is the annualized rate of percent brain volume change (“PBVC”) up to 120 weeks. The key secondary endpoint is time to 24-week confirmed composite disability progression based on EDSS, timed 25-foot walk and 9-hole peg test, which may further support disability data from the ENSURE trials.

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

As of January 2025, more than 380 patients are treated in the OLE phase of the CALLIPER trial.

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

On June 2, 2022, we reported top-line data from our Phase 2 CALDOSE-1 trial of vidofludimus calcium in patients with moderate-to-severe UC. The trial did not achieve the primary endpoint of clinical remission for the pooled 30 and 45 mg/day active dose groups of vidofludimus calcium versus placebo at week 10. In addition, no meaningful differences were observed between the three active dose groups for the overall intent-to-treat patient population or for the trial’s other secondary endpoints, including symptomatic remission, or endoscopic healing. Consistent with prior data sets in other patient populations, administration of vidofludimus calcium in this clinical trial was observed to be safe and well-tolerated.

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

The results of the CALDOSE-1 trial were published in the peer reviewed journal, Clinical and Translational Gastroenterology (D’Haens et al., 2025).

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

The FDA reviews all available data relating to safety, efficacy and quality and assesses the risk/benefit profile of a product candidate before granting approval. The data assessed by the FDA in reviewing an NDA includes preclinical testing data, including animal data, chemistry manufacturing and controls (“CMC”) data, PK, pharmacodynamic (“PD”) and drug-drug interaction data, as well as human clinical safety and efficacy data. Moreover, an agreement for a pediatric development plan (“PSP”) is required to be achieved with the FDA prior to NDA submission. Such PSP agreements have been reached with the FDA, who waived Immunic’s requirement to conduct clinical studies in pediatric patients for both RMS and PMS.

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

We have an ongoing Phase 3 clinical program for vidofludimus calcium in RMS and an ongoing Phase 2 clinical trial for vidofludimus calcium in PMS. For our most advanced indication RMS, marketing approval requires completion of two successful, well-controlled Phase 3 clinical trials. Completing such clinical trials requires substantial financial and resource investments and takes several years to complete. In parallel, additional preclinical and clinical investigations need to be conducted in preparation for filing applications for regulatory approval, including additional pharmacological studies in special populations or drug-drug interaction studies. There are also additional steps required to develop and validate large-scale manufacturing capabilities as well as manufacturing controls. Certain patient populations with high unmet medical needs in underserved serious diseases, such as non-active SPMS, may also allow to discuss potential expedited approval pathways with regulatory agencies, however, such can only be fully explored following full data readout of the Phase 2 CALLIPER trial.

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

Additional investigations regarding metabolite characterization, metabolic modeling and potential drug-drug interactions, as well as other activities relating to clinical pharmacology are either completed, ongoing or planned in anticipation for presentation to regulatory authorities.

Vidofludimus Calcium Intellectual Property, Licenses and Royalties

Vidofludimus calcium is covered by several layers of granted patents in the United States, Europe and other jurisdictions around the world. These patents are directed towards composition-of-matter for salt forms of vidofludimus, including the specific calcium salt form used in Immunic’s clinical trials; the treatment of RRMS with a specific dose strength used in the clinical trials; the dosing regimens, including those used in clinical trials for the treatment of MS, as well as composition-of-matter of a specific polymorph of vidofludimus calcium and a related method of production of the material. In the United States, these patents provide protection into 2041, unless extended further. In addition, a pending application is directed towards the use of vidofludimus calcium and other salt forms as well as free acid forms for treating neurodegenerative diseases. If granted, this application could provide protection up to 2044, unless extended further. An additional patent, covering the treatment of long COVID, has been granted in the US and in Europe, also providing protection until 2041. Finally, further undisclosed patent applications dedicated to strengthening the exclusivity period are currently in process. On top of the patent exclusivity, vidofludimus calcium, as a new chemical entity, should also benefit from regulatory data protection.

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

IMU-856

IMU-856 is an orally available and systemically acting small molecule modulator that targets Sirtuin 6 (“SIRT6”), a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. Based on preclinical data, we believe this compound may represent a unique treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, GvHD, irritable bowel syndrome with diarrhea and other intestinal barrier function associated diseases. We believe that, because IMU-856 has been shown in preclinical investigations to avoid suppression of immune cells, it may therefore have the potential to maintain immune surveillance for patients during therapy, which would be an important advantage versus immunosuppressive medications.

Impaired intestinal barrier function is suspected to be involved in the initiation of many chronic inflammatory or autoimmune conditions, and microbial translocation through the damaged gut mucosa has been associated with many diseases, not only of the bowel but of the whole body. To date, there are no adequate treatment strategies to ameliorate impaired barrier function.

IMU-856 has also shown potential as an oral treatment option for weight management, by increasing endogenous GLP-1 levels in patients and reducing body weight gain and food consumption in preclinical in vivo testing.

Indication: Celiac Disease

Diagnosis and Prevalence

Celiac disease is a multifactorial, complex autoimmune disease caused by an inappropriate immune reaction against a degradation product of gluten in genetically susceptible individuals. It is characterized by impaired intestinal barrier function with villous atrophy and consecutive nutrient malabsorption. Celiac disease is estimated to affect 1 in 100 people worldwide (Celiac Disease Foundation, 2022). In the United States, alone, it is estimated that there are approximately two million people diagnosed with celiac disease (Singh et al., 2018) and an additional approximately one million people are undiagnosed, yet still at risk for long-term health complications (Choung et al., 2016).

Ongoing inflammation in patients with celiac disease can cause debilitating symptoms and serious medical complications. Many patients suffer from gastrointestinal symptoms such as diarrhea and have abnormal bowel epithelial lining (villous atrophy and crypt enlargement). Small bowel damage often leads to nutrient malabsorption that can result in a range of further clinical manifestations such as fatigue, anemia, osteopenia, weight loss, or failure to thrive in children. In addition, extra-intestinal symptoms and systemic manifestations are often present, such as dermatitis herpetiformis, infertility, or neurological and skeletal disorders. Patients with persistent villous atrophy show an increased risk of lymphoproliferative malignancy. The intestinal epithelial barrier, physiologically impermeable to macromolecules such as gliadin, is recognized to play an important role in the pathogenesis of celiac disease. In children, nutrient malabsorption can affect growth and development, in addition to causing the symptoms seen in adults.

Current Treatment Options

There is currently no known cure or medical treatment for celiac disease and patients must adhere to a strict, life-long gluten-free diet which can help manage symptoms and avoid disease flareups. However, a significant number of patients continue to experience disease activity and persistent symptoms despite a gluten-free diet as gluten is present in numerous food products, medications, household products and cosmetics as impurity. Thus, there is an increasing number of different treatment options in clinical development to reduce the burden of living with celiac disease and improve long-term health outcomes (Buriánek, Gege, Marinković, 2024). Treatment goals include resolution of bowel inflammation and relief of associated clinical signs and symptoms. This is underlined by the recently published FDA Draft Guidance (April 2022) for the development of drugs for the adjunctive treatment of gluten-free diet.

Current Development Plan and Clinical Studies

Current treatments of many conditions of the bowel are designed to inhibit inflammation, but they do not target the impaired bowel wall barrier function. IMU-856 is designed to target pathways impacting the bowel wall barrier function and aims to normalize such function. We believe that normalized bowel wall barrier function may avoid antigen triggers, which may lead to the achievement and maintenance of remission without significantly influencing the immune competency of the patient.

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

Part C: Celiac Disease Patients

The third portion of the Phase 1 clinical trial of IMU-856 was structured as a double-blind, randomized, placebo-controlled Phase 1b trial, designed to assess the safety and tolerability of IMU-856 in patients with celiac disease during periods of gluten-free diet and a 15-day gluten challenge with 6 g gluten given daily. The trial was conducted at sites in Australia and New

Zealand. A total of 43 patients were enrolled in two consecutive cohorts with 80 mg or 160 mg of IMU-856 or placebo given once-daily over 28 days. Further objectives included pharmacokinetics, changes in malabsorption parameters and biomarkers for intestinal integrity, such as citrulline, as well as histological changes.

On May 4, 2023, we announced positive results from our Phase 1b clinical trial of IMU-856 in patients with celiac disease. The data demonstrated positive effects for IMU-856 over placebo in four key dimensions of celiac disease pathophysiology: protection of the gut architecture, improvement of patients’ symptoms, biomarker response, and enhancement of nutrient absorption. IMU-856 was also observed to be safe and well-tolerated in this trial. There were no IMP-related serious or severe treatment-emergent adverse events or any dose-dependency in adverse events. Moreover, the rates of treatment-emergent adverse events in non-disease-related parameters were comparable between the active treatment groups and placebo.

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

Contingent on financing, licensing or partnering, we are currently preparing clinical Phase 2 testing of IMU-856 in patients with OACD despite gluten-free diet, while also considering further potential clinical applications in other gastrointestinal disorders.

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

A patent application covering composition-of-matter of IMU-856 and related pharmaceutical compositions has been granted in the US and other jurisdictions and is expected to provide protection into at least 2038, without accounting for potential patent term extension. In addition, a pending application is directed towards the treatment of inflammatory/gastrointestinal diseases (e.g., celiac disease) with IMU-856. Further undisclosed patent applications dedicated to other diseases are currently in processing.

IMU-381

We have selected IMU-381 as a development candidate to specifically address the needs of gastrointestinal diseases. IMU-381 is a next generation molecule with improved overall properties, supported by a series of chemical derivatives. IMU-381 is currently in preclinical testing.

Government Regulation - All Products

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. All of Immunic’s drug development candidates require approval from the FDA (for the United States), EMA (for the European Union) and/or other national competent authorities (for any other territory) before they can be marketed for sale in the applicable jurisdiction. The activities required before drugs or biologics may be marketed in the United States include:
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

The FDA reviews all available data relating to safety, efficacy and quality and assesses the risk/benefit profile of a product candidate before granting approval. The data assessed by the FDA in reviewing an NDA includes preclinical testing data, including animal data, CMC data, PK, PD and drug-drug interaction data, as well as human clinical safety and efficacy data. Moreover, an agreement for a PSP is required to be achieved with the FDA prior to NDA submission.

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

Research and Development

We recognized $80.0 million and $83.2 million in research and development expenses in the years ended December 31, 2024 and 2023, respectively.

Geographic Information

Substantially all of our long-lived assets were located within both the United States and Germany in 2024 and 2023.

Human Capital

As of March 1, 2025, we had 91 employees, eight of whom held M.D. degrees and 32 of whom held Ph.D. degrees. Of the employees, 65 were engaged in research and development and 26 in administration. We consider our employee relations to be good.

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

Our corporate headquarters are located at 1200 Avenue of the Americas, Suite 200, New York, New York 10036. We also have an office at Lochhamer Schlag 21, 82166 Gräfelfing, Germany and a research laboratory in Planegg, Germany. Our telephone number is (332) 255-9818.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before deciding to invest in our company or deciding to maintain or increase your investment, you should consider carefully the risks and uncertainties described below and elsewhere in this Annual Report and in our other filings made with the SEC from time to time. The risks and uncertainties described below and in our other filings with the SEC are not the only risks we face. If one or more of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price for our common stock could decline, and you may lose your entire investment.

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

•We will require substantial additional funding in the current year, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or future commercialization efforts.

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

•Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive marketing approval. The effect of failure or results different than expectations can result in significant market value decline and possible negative financial results or asset impairment.

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

•If we fail to enter into strategic relationships or collaborations, our business, financial condition, drug development plans, commercialization prospects and results of operations may be materially adversely affected.

•Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

•We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

•The size of the potential market for our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be substantially smaller than our estimates.

•We may be unable to realize the potential benefits of any collaboration that we might enter into in the future.

•Our proprietary rights may not adequately protect our technologies and product candidates.

•We may not be able to protect our intellectual property rights throughout the world.

•Intellectual property rights do not protect against all potential threats to our potential competitive advantage.

•We incur significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

•Our failure to meet the $1.00 minimum bid price or other continued listing requirements of Nasdaq could result in a delisting of our common stock, which would negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

•The market price of our common stock has been and is expected to continue to be volatile.

•We do not anticipate that we will pay any cash dividends in the foreseeable future.

Macroeconomic Risks

Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics.

Disease outbreaks, epidemics and pandemics, in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and to maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. Additionally, general supply chain issues may be exacerbated during disease outbreaks, epidemics or pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. We did experience some interruptions and delays of our business plan during the coronavirus pandemic. Moreover, the extent to which disease outbreaks, epidemics and pandemics may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. To the extent any future disease outbreak, epidemic or pandemic adversely affects our business, financial condition, results of operations and growth prospects, it could also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Continued inflation and uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

Adverse macroeconomic conditions, including inflation, slower growth or recession, higher interest rates, currency fluctuations, supply chain delays or shortages, high unemployment or personnel shortages could hurt our business. We have continued to see a general increase in many of our costs as a result of inflation, although inflation has not yet had a material impact on our results of operations. However, the economies of Germany, the United States, Australia and other countries in which we do business have experienced high rates of inflation during 2022, 2023 and 2024 and, if inflation were to continue for a prolonged period of time or the rate of inflation in our markets were to increase, or if a global recession were to occur, our expenses could increase substantially, resulting in increased losses from operations and net loss. A downturn in the economic environment can also lead to limitations on our ability to obtain financing, reduced liquidity and declines in our stock price.

Our clinical trials have been delayed as a result of the ongoing military action by Russia in Ukraine and the continuation of this conflict could have further adverse effects on our business.

Our clinical trials of vidofludimus calcium were originally planned to be conducted at more than 60 sites in Ukraine and Russia, but most had to be relocated to other countries because of the invasion of Ukraine by Russia in February 2022 and resulting sanctions imposed on Russia by the United States and other countries. These disruptions delayed our clinical development program, increased our costs and may disrupt future planned clinical development activities in these two countries. This military action has continued for more than three years and its future course and effects on our Company are highly unpredictable. We currently have 35 active sites in western Ukraine and the ongoing conflict could put the data associated with these patients in jeopardy as well as extend patient recruitment timelines. Ukraine is expected to make up a significant percentage of our ENSURE- 1 and ENSURE-2 phase 3 patient population. Alternative sites to fully and timely compensate for our clinical trial activities in Ukraine may not continue to be available. If our clinical trials are further interrupted, our clinical development program could experience further delays and increased costs and we may have insufficient data to support regulatory approvals of vidofludimus calcium, and any commercialization may be delayed or not approved, which could limit our potential revenue and hurt the competitive position of our potential products.

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

We are a development-stage pharmaceutical company with a limited operating history with our current business plan. Our net losses were $100.5 million and $93.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $511.4 million and to date and have not generated any revenue from our current product candidates. Moreover, Immunic AG, the company’s operating subsidiary, has only a limited operating history upon which stockholders can evaluate our business and prospects, is not profitable and has incurred losses in each year since its inception in 2016. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry.

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

In addition, because of the numerous risks and uncertainties associated with clinical product development, including that our product candidates may not advance through development or achieve regulatory approval, we are unable to predict the timing or amount of any potential future product sales revenue. Our expenses also could increase beyond expectations if we decide to, or are required by the FDA or comparable foreign regulatory authorities to, perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing any product candidates that may be approved.

We will require substantial additional funding, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or future commercialization efforts.

Since the inception of Immunic AG, substantially all of our resources have been dedicated to the clinical development of our product candidates. Developing pharmaceutical products, including conducting preclinical and non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2024 and December 31, 2023, we used net cash of $84.8 million and $70.8 million, respectively, in our operating activities, substantially all of which related to development of our current product candidates. We believe that we will continue to expend substantial resources for the foreseeable future toward the completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of any approved product candidates, and development of any other current or future product candidates we may choose to further develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, seeking marketing approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any current or future product candidates that may be approved for marketing.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, acquire or license intellectual property rights, redeem stock or declare dividends, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. As part of the January 2024 Financing, tranche 2 of this financing could result in an additional $80 million of funding at a price of $1.716 which would result in an additional 46.6 million of common stock being issued.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.

The auditor’s opinion on our audited consolidated financial statements for the year ended December 31, 2024 includes an explanatory paragraph stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our operating obligations raise substantial doubt about our ability to continue as a “going concern.” Although we have continued to pursue a variety of funding sources and transactions that could potentially raise capital, we have not been successful in these efforts since January 2024, and possible sources of funding may be unwilling to provide additional funding on commercially reasonable terms, or at all, following the issuance by Baker Tilly US. LLP of a “going concern” opinion. If we are unable to obtain sufficient funding to continue as a going concern, we will be forced to cease operations and seek to liquidate our assets. We may receive substantially less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a substantial part of their investment.

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

Policies and actions of the new administration of President Trump could lead to additional uncertainties and delays in the FDA review and approval processes. Announced intentions to decrease headcount and expenses at government agencies, reduce regulation and increase government efficiency, and other initiatives could result in our incurring substantial additional time and expense to complete the development of, and seek and obtain marketing approval for, our product candidates in a timely manner.

Regulatory authorities outside of the United States, such as in Europe and Japan and in emerging markets, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those jurisdictions. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates into the relevant markets. Clinical trials conducted in one country may not be accepted or the results may not be found adequate by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. However, the failure to obtain regulatory approval in one jurisdiction could have a negative impact on our ability to obtain approval in different jurisdictions. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time-consuming. Foreign regulatory approval may be subject to all of the risks and uncertainties associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all.

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

It is impossible to predict the extent to which the clinical trial process may be affected by existing or prospective legislative and regulatory developments or initiatives to reduce or eliminate regulation, decrease headcount and expenses at government agencies, and increase government efficiency. Due to these and other factors, our current or future product candidates could take significantly longer and cost more than expected to gain marketing approval, if at all. This could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our current product candidates.

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
•third-party researchers becoming debarred or otherwise penalized by the FDA or other regulatory authorities for violations of regulatory requirements, which could call into question data collected by such researcher and potentially affecting our ability to rely on some or all of the data in support of our marketing applications;

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

Preclinical testing or clinical trials of any development candidate may also show new and unexpected findings regarding safety and tolerability. Such findings may harm the ability to conduct further development of product candidates, delay such development, require additional expensive tests, harm our ability to attract, establish and maintain strategic collaborations, licensing or other arrangements for these development candidates, or delay or prevent marketing approval by regulatory agencies. Such findings may also harm our ability to compete in the market with other products or to achieve certain pricing thresholds.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive “approved use” label or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. If any of our current or future product candidates is associated with serious adverse, undesirable or unacceptable side effects, we may need to abandon such candidate’s development or limit development to certain uses or sub-populations in which such side effects are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many drug candidates that initially showed promise in early-stage clinical testing have later been found to cause side effects that prevented their further development. Results of our trials could reveal a high and unacceptable prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Drug-related side effects could also adversely affect patient recruitment or the ability of enrolled patients to complete the trial, or could result in potential product liability claims.

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

We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which some of our product candidates are being studied. Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates.

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

If we experience delays in the completion of, or experience termination of, any clinical trials of our product candidates, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from product candidates could be delayed or impaired. We have experienced delays in our planned clinical trials of vidofludimus calcium at sites in Ukraine and Russia because of the invasion of Ukraine by Russia in 2022 and the ongoing conflict. These and other delays we may encounter in initiating or completing clinical trials would likely increase our overall costs, impair product candidate development and impair our ability to obtain regulatory approval. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

We intend to market any approved product candidates in international markets, either ourselves or in conjunction with collaborators. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary from country to country and may require testing in addition to what is required for a marketing approval in the United States. Moreover, the time required to obtain approval in other countries may be different than in the United States. In addition, in many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in another jurisdiction. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional or different risks. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in some or all of the international markets in which we intend to market any approved product candidates, which would significantly harm our business, results of operations and prospects.

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

In addition, the FDA requires that promotional claims not be “false or misleading” as such terms are interpreted by the FDA. For example, the FDA requires substantial evidence, which generally consists of two adequate and well-controlled head-to-head clinical trials, for a company to make a claim that its product is superior to another product in terms of safety or effectiveness. Generally, unless we perform clinical trials meeting that standard comparing our product candidates to competing products and these claims are approved for our product labeling, we will not be able to promote our product candidates as superior to competing products.

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
•Federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or for making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties (tied to inflation) of $14,308 to $28,619 (after January 15, 2025) per false claim or statement.
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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and other jurisdictions. We operate in a highly regulated industry and new laws, regulations, judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery of, or payment for, healthcare products and services could negatively impact our business, financial condition, results of operations and prospects. There continues to be significant interest in promoting healthcare reform, as evidenced by the enactment in the United States of the Affordable Care Act and repeated efforts to repeal, invalidate or modify portions of the act. Among other things, the Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, revising the methodology by which rebates owed by manufacturers for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, extending Medicaid rebates to individuals enrolled in Medicaid managed care plans, imposing mandatory discounts for certain Medicare Part D beneficiaries who fall into a coverage gap, and subjecting drug manufacturers to payment of an annual fee based on its market share of prior year total sales of branded products to certain federal healthcare programs.

There have been judicial and congressional challenges to the Affordable Care Act, some of which have been successful, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. With Republicans now controlling the House of Representatives, the Senate and the Presidency, some commentators believe that significant changes to, or repeal of, the Affordable Care Act is more likely. If a new law is enacted, or if the Affordable Care Act is overturned, repealed or modified, in whole or in part, by judicial or legislative action, many if not all of the provisions of the Affordable Care Act may no longer apply to prescription drugs. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how any future prescription drug products are paid for and reimbursed by government and private payors, our business could be adversely impacted.

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

From time to time, we may apply for contracts or grants from government agencies, non-profit entities and academic institutions. Such contracts or grants can be highly attractive because they provide capital to fund the ongoing development of our product candidates without diluting our stockholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have requirements to apply for, or to otherwise be eligible for, certain contracts or grants that our competitors may be able to satisfy, but that we cannot satisfy. In addition, such entities may make arbitrary decisions as to whether to offer contracts or make grants, to whom the contracts or grants may or will be awarded and the conditions and size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, we may not be able to win any contracts or grants in a timely manner, if at all.

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

We are exposed to the risk that our employees and other parties with which we do business may engage in fraudulent conduct or other illegal activity. Misconduct by employees and other parties could include intentional, reckless and/or negligent conduct or violation of FDA regulations and laws that require reporting true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and other third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a significant negative impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate. Even if we are ultimately successful in defending any such actions, we could be required to divert significant financial and managerial resources to such action and adverse publicity could result, all of which could harm our business.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

We currently have approximately 90 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing our growth. As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

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

Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, cybersecurity threats, war and telecommunication and electrical failures. We may experience cyber-attacks on our information technology systems by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors. If any such cyber-attack or physical intrusion were to cause interruptions in our operations, such as a material disruption of our development programs or our manufacturing operations, whether due to a loss of our trade secrets or other proprietary information, it would have a material and adverse effect on us. For example, the loss of clinical trial data from one or more ongoing or completed or future clinical trials could result in delays in our regulatory approval efforts, significantly increase our costs to recover or reproduce the data and expose us to liability. In addition, any breach of our computer systems or physical premises could result in a loss of data or compromised data integrity across more than one of our programs in different stages of development. Any such breach, loss, or compromise of clinical trial participant personal data may also subject us to civil fines and penalties or claims for damages, either under the General Data Protection Regulation and relevant member state law in the European Union, other foreign laws, and HIPAA, and other relevant state and federal privacy laws in the United States including the California Consumer Privacy Act. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, including but not limited to information related to our vidofludimus calcium product candidate, we could incur liability, our competitive and reputational position could be harmed, and the further development and commercialization of our investigational medicines could be delayed. On July 31, 2020, we discovered that an email account at the Company was subject to attempted unauthorized access for a period of up to 24 hours and we hired an investigator to ascertain what, if any, Company or patient information was impacted. We do not believe any confidential or proprietary information was compromised and have taken steps to prevent unauthorized action in the future such as implementing two factor authentication for our email accounts.

We are required to disclose, on a current basis pursuant to new Item 1.05 of SEC Form 8-K, any cybersecurity incident that we determine to be material and describe the material aspects of the nature, scope, and timing of the incident, as well as the material impact or reasonably likely material impact of the incident on us, including our financial condition and results of operations. We are also required to describe, on a periodic basis, our processes, if any, for the assessment, identification, and management of material risks from cybersecurity threats, and describe whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing material risks from cybersecurity threats. While we believe that our insurance policies include liability coverage for security breaches, we could be subject to liability, indemnity claims or other damages that exceed, or are outside the scope of, our insurance coverage. As a result, the ramifications of a potential security breach could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as cause a decline in the trading price of our common stock.

Risks Related to Commercialization of Our Product Candidates

Even if we obtain the required regulatory approvals in the United States and other territories, the commercial success of our product candidates will depend on market awareness and acceptance of our product candidates.

Even if we obtain marketing approval for any of our current product candidates or any other product candidates that we may develop or acquire in the future, our products may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:
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

We have never commercialized a product candidate, and we currently have no marketing, sales or distribution capabilities for our product candidates. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of any approved products on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates even if we receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

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

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research and drug development resources and experience than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

In particular, the fields of Multiple Sclerosis, inflammatory bowel disease, including ulcerative colitis and Crohn’s disease, are highly competitive. Our competitors in the United States and elsewhere include major pharmaceutical, biotechnology and biosimilar manufacturers. Some of these competitors may have more extensive research and development, regulatory compliance, manufacturing, marketing and sales capabilities than we have, and are already marketing products approved by the FDA for these indications. Many competitors also have significantly greater financial resources. These companies may succeed in developing products that are more effective or more economical than any of our product candidates and may also be more successful than we in manufacturing, developing and obtaining regulatory approvals and reimbursement for products. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical.

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

The size of the potential market for our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be substantially smaller than our estimates.

The potential market opportunities for our product candidates are difficult to estimate and will depend on a number of factors beyond our control. Our estimates of potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and other surveys, and our internal analyses of this information. Although we believe that our internal assumptions are reasonable based on currently available information, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source for all of the assumptions. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be substantially smaller than our estimates.

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

The facilities used by our current contract manufacturers and any future manufacturers to manufacture our product candidates must be inspected by the FDA after we submit our NDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the FDA may refuse to approve our NDA. If the FDA does not approve our NDA because of concerns about the manufacture of our product candidates, or if significant manufacturing issues arise in the future, we may need to find alternative manufacturing facilities, which could increase our costs and would significantly delay and adversely impact our ability to develop our product candidates, obtain marketing approval of our NDA or to continue to market any approved product candidates. Although we are ultimately responsible for ensuring compliance with these regulatory requirements, we do not have day-to-day control over a contract manufacturing organization’s ("CMO"), or other third-party manufacturer’s compliance with applicable laws and regulations, including cGMPs and other laws and regulations, such as those related to environmental, health and safety matters.

Any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. In addition, third-party contractors, such as our CMOs, may elect not to continue to work with us due to factors beyond our control. They may also refuse to work with us because of their own financial difficulties, business priorities or other reasons, at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

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

We or the third parties we rely on may encounter problems in clinical trials that may cause us or the FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase. These problems could include the possibility that we, or our contract manufacturers, may not be able to manufacture sufficient quantities of materials for use in our clinical trials, conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites, or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, we, the FDA or foreign regulatory agencies may suspend clinical trials of our product candidates at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks, whether as a result of adverse events occurring in our trials or otherwise, or if we or they find deficiencies in the clinical trial process or conduct of the investigation. The FDA or foreign regulatory agencies could also require additional clinical trials before or after granting marketing approval for any products, which would result in increased costs and significant delays in the development and commercialization of such products and could result in the withdrawal of such products from the market even if marketing approval has already been obtained. Our failure to adequately demonstrate the safety and efficacy of a product candidate in clinical development could delay or prevent marketing approval of the product candidate. Even if marketing approval has already been obtained, adverse data from post-approval studies could result in the product being withdrawn from the market. Any of these occurrences would likely have a material adverse effect on our business.

We may be unable to realize the potential benefits of any collaboration.

Even if we are successful in entering into a collaboration with respect to the development and/or commercialization of one or more product candidates, the collaboration may not be successful. Collaborations pose a number of risks, including:
•collaborators often have significant discretion in determining the extent of efforts and resources that they will apply to the collaboration, and may not commit sufficient attention and financial or other resources to the development, marketing or commercialization of the product or products that are subject to the collaboration, especially if the collaborators view our product candidates as competitive with their own products or product candidates;
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

As a result of any of these factors, any collaboration we may enter into may not result in the successful development or commercialization of our product candidates.

We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting, financial advisory, clinical trial and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreements.

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

We apply for patents covering both our technologies and product candidates as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to protect our technologies or prevent others from using our technologies or developing competing products and technologies. We cannot be certain that our patent applications will be approved or that any patents issued will adequately protect our intellectual property.

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

The degree of future protection afforded by our intellectual property rights is highly uncertain because intellectual property rights have limitations and may not adequately protect our business, or permit us to maintain any competitive advantage we may gain. The following examples are illustrative:
•Others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license from others or may license or own in the future.
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

Because we rely on third parties to assist with research and development and to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements are intended to limit the rights of the third parties to use, disclose or publish our confidential information, including our trade secrets, but may be difficult or costly to enforce. Despite these contractual restrictions, the need to share trade secrets and other confidential information increases the risk that such trade secrets could become known to our competitors, could be inadvertently incorporated into the technology of others, or could be disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

We incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as existing and new rules implemented by the SEC and The Nasdaq Stock Market ("Nasdaq"). These rules and regulations require additional attention from management, increase the company’s legal and financial compliance costs and our expenses associated with investor relations activities, among others, and make some activities more time-consuming and costly. Not all members of our management have previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of our company, which may adversely affect investor confidence in us and could cause our business and stock price to suffer.

We are required to report on internal control over financial reporting, which has increased our costs as a public company and increased the demands on management.

Since we are no longer classified as an “emerging growth company,” we are incurring significant additional expenses in complying with certain provisions of the Sarbanes-Oxley Act and rules implemented by the SEC, including requirements to evaluate and report on internal control over financial reporting. If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of us may suffer if, in the future, material weaknesses are found, and this could cause a decline in the market price of our stock. Any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement and maintain effective internal control over financial reporting, it could harm our operations, financial reporting and financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

Risks Related to Our Common Stock

Our failure to meet the $1.00 minimum bid price or other continued listing requirements of Nasdaq could result in a delisting of our common stock, which would negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

Any Nasdaq action relating to a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any such delisting action would materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Global Select Market could also have other negative results, including the potential loss of institutional investor interest, reduced coverage by equity research analysts and fewer business development opportunities.

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
•sales (or expected sales) of common stock by the company or our stockholders in the future;
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

Further, as a Delaware corporation, we are subject to provisions of Delaware corporation law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or could negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner it determines from time to time. We may also sell our common stock as part of entering into strategic alliances, creating joint ventures or collaborations or entering into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

For example, in connection with the second and third tranches under the January 2024 Financing, we may issue up to an additional $160 million of common stock, which could represent the issuance of up to approximately 93.2 million shares of common stock.

In addition, on May 2, 2022, we entered into an at-the-market sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), which provides that we may offer and sell from time to time through Leerink Partners as sales agent, up to $80 million of common stock. As of the date hereof, we have not offered or sold any shares of common stock pursuant to the Sales Agreement.

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

The current expectation is that we will retain any future earnings to fund the development and growth of our business. As a result, any capital appreciation of our common stock will be stockholders’ sole source of any gain for the foreseeable future.

Our business and stock price could be negatively affected as a result of actions of activist stockholders, and such activism could negatively impact the trading value of our securities.

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
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our internal information technology ("IT") team who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

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

Our Chief Executive Officer and General Counsel are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from our internal information technology team.
Our Chief Executive Officer and General Counsel oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Executive Officer provides periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties.
As of December 31, 2024, we lease approximately 24,300 square feet in Germany in Gräfelfing, 4,800 square feet in Planegg and approximately 3,300 square feet of office space in the U.S. in New York City.
The New York City lease, which we entered into in November 2019, and extended in April 2023 and November 2024, expires July 31, 2026 and provides the principal location for our U.S. operations. The Gräfelfing, Germany lease, which was effective July 1, 2020 and then adjusted on March 1, 2021 and August 1, 2022 to add more square footage, expired on June 30, 2024, however, the Company is currently operating on a one-year monthly rolling lease. The Company or landlord may terminate the lease by providing one-years notice. In February 2023, we entered into a lease agreement for our research facility in Planegg, Germany which started in October 2023 and expires in October 2028.
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
Holders
As of February 26, 2025, there were 29 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Unregistered Sales of Equity Securities

All sales of unregistered securities by us during the year ended December 31, 2024 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]
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
Overview
Immunic, Inc. ("Immunic," “we,” “us,” “our” or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had 91 employees as of March 1, 2025.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 and Phase 2 clinical development for patients with relapsing and progressive multiple sclerosis (“MS”), respectively, and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS ("RRMS"), progressive MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”), Graft-versus-Host-Disease ("GvHD") and weight management; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.
We have incurred net losses since inception and have an accumulated deficit of $511.4 million through December 31, 2024. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with therapeutic product development and the clinical trial process, we cannot predict the timing or level of future expenses with certainty, when product approval might occur, if ever, or when profitability may be achieved or sustained.
Recent Events
Private Placement of up to $240 Million (The "January 2024 Offering")

On January 4, 2024, Immunic entered into a Securities Purchase Agreement with select accredited and institutional investors, pursuant to which the Company agreed to issue and sell to the Investors in a three-tranche private placement shares of the Company’s common stock, $0.0001 par value per share or in lieu thereof, pre-funded warrants to purchase shares of Common Stock. The Pre-Funded Warrants are exercisable immediately for $0.0001 per share and until exercised in full.

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

The Janaury 2024 Financing resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. Assuming that the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche. However, the amount of cash received in the third tranche would depend on the extent to which the Investors elect to fund the third tranche through a “cashless” or net settlement basis. Therefore, total gross proceeds from the offering to the Company could actually be between $80 million and $240 million. Gross proceeds to the Company will be reduced by fees paid to the placement agents, capital markets advisors and payments of transaction expenses. The Company intends to use the net proceeds from the Private Placement to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), IMU-856 and IMU-381, and for other general corporate purposes.

Notice of Allowance for Composition-of-Matter Patent of a Specific Polymorph of Vidofludimus Calcium in the United States

On March 20, 2024, we announced Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for patent application 16/981,122, entitled, “Calcium salt polymorphs as anti-inflammatory, immunomodulatory and anti-proliferative agents,” covering the composition-of-matter of a specific polymorph of vidofludimus calcium and a related method of production of the material. The claims are expected to provide protection into 2041, unless extended further. The patent was previously granted to the Company in Australia, Canada, Indonesia, Japan and Mexico.

Publication of Extended Data From Phase 2 EMPhASIS Trial of Vidofludimus Calcium in RRMS in the Peer Reviewed Journal, Neurology® Neuroimmunology & Neuroinflammation

On April 30, 2024, we announced that data from our Phase 2 EMPhASIS trial of vidofludimus calcium in patients with RRMS has been published online on April 25, 2024 in Neurology® Neuroimmunology & Neuroinflammation, an official journal of the American Academy of Neurology. The paper, lead authored by coordinating investigator, Robert J. Fox, M.D., Staff Neurologist, Mellen Center for Multiple Sclerosis, Vice-Chair for Research, Neurological Institute, Cleveland Clinic, Cleveland, Ohio, is entitled, “Safety and Dose-Response of Vidofludimus Calcium in Relapsing Multiple Sclerosis: Extended Results of a Placebo-Controlled Phase 2 Trial.”

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

Positive Outcome of Interim Analysis of Phase 3 ENSURE Program of Vidofludimus Calcium in Relapsing Multiple Sclerosis

On October 22, 2024, we announced a positive outcome of an interim analysis of our Phase 3 ENSURE program, investigating vidofludimus calcium for the treatment of RMS. An unblinded IDMC confirmed that the predetermined futility criteria have not been met and recommended that both ENSURE trials should continue without changes. The IDMC considered if a sample size adjustment would be appropriate for either of the two trials based on factors that include statistical analysis and ultimately recommended that the sample sizes for both trials should remain unchanged.

Announced Publication of Data From Phase 1/1b Clinical Trial of IMU-856 in the Peer Reviewed Journal, The Lancet Gastroenterology & Hepatology

On November 13, 2024, we announced that the data from our Phase 1/1b clinical trial of IMU-856, has been published in the peer reviewed journal, The Lancet Gastroenterology & Hepatology. Lead authored by Dr. A. James Daveson, Gastroenterologist, Wesley Research Institute and Coral Sea Clinical Research Institute, Queensland, Australia, the paper is entitled, “Safety, clinical activity, pharmacodynamics, and pharmacokinetics of IMU-856, a SIRT6 modulator, in celiac disease: a first-in-human, randomized, double-blind, placebo-controlled, phase 1 trial.”

IMU-856 Demonstrated Dose-Dependent Increase of Glucagon-like Peptide-1 (“GLP-1”) in Celiac Disease Patients and Corresponding Effects in Preclinical Testing

On February 20, 2025, we announced that IMU-856 demonstrated a dose-dependent increase of endogenous GLP-1 levels in a post hoc analysis of patients from our Phase 1b clinical trial in celiac disease. IMU-856 also showed a dose-dependent reduction of body weight gain and food consumption in preclinical in vivo testing. These effects may indicate the potential for IMU-856 as an oral treatment option for weight management.

The post hoc analysis of our Phase 1b clinical trial of IMU-856 in celiac disease patients measured blood concentrations of GLP-1, between baseline and day 28, in a fasting state. A highly statistically significant (day 29: 80 mg p=0.014; 160 mg p=0.003) and dose-dependent increase of GLP-1 versus placebo control was detectable, even in the small patient population in this Phase 1b clinical trial (baseline: N placebo = 11, N 80 mg IMU-856 = 13, N 160 mg IMU-856 = 13). These clinical findings were corroborated by effects observed in a 6-month preclinical in vivo study, where IMU-856 was found to reduce body weight gain accompanied by food consumption in a dose-dependent fashion up to -40%, compared to the control group, which was found to be linked to reduced food intake.

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
Foreign Currency Translation and Presentation
Our reporting currency is US dollars. During the years ended December 31, 2024 and 2023, Immunic AG’s operations were located in Germany with the euro being its functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar. All amounts in the financial statements where the functional currency is not the US dollar are translated into US dollar equivalents at exchange rates as follows:
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
Research and Development Expenses
These research and development expenses primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, IMU-856 and IMU-381. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program for clinical trials in MS and UC.
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
Stock-Based Compensation
The Company measures the cost of employee and non-employee services received in exchange for equity awards based on the grant-date fair value of the award recognized generally as an expense (i) on a straight-line basis over the requisite service period for those awards whose vesting is based upon a service condition, and (ii) on an accelerated method for awards whose vesting is based upon a performance condition, but only to the extent it is probable that the performance condition will be met. Stock-based compensation is (i) estimated at the date of grant based on the award’s fair value for equity classified awards and (ii) based on the final measurement date for liability classified awards. Forfeitures are recorded in the period in which they occur.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of December 31, 2024 and 2023, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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
Since our inception in March 2016, we have spent a total of approximately $378.1 million in research and development expenses through December 31, 2024.
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
Other Income (Expense), Net
Interest Income
Interest income consists of interest earned on our money market funds and bank accounts which are a portion of our cash and cash equivalents balance. Our interest income is expected to decrease as our money market funds balance has decreased and U.S. interest rates have decreased.
Change in the Fair Value of the Tranche Rights
The change in fair value of the tranche rights is a non-cash charge related to the change in fair value of the tranche 2 and tranche 3 rights associated with the January 2024 Financing from January 8, 2024 until March 4, 2024.
Other Income (Expense), Net
Other income (expense) consists of (i) deal costs from the January 2024 Financing related to tranche rights that were established at the time of the deal closing (ii) a research and development tax incentive related to clinical trials performed in Australia and (iii) a German Government research and development grant.

Results of Operations
Comparison of Fiscal Years Ended December 31, 2024 and 2023
The following table summarizes our operating expenses for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Years Ended December 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$80,046	$83,215	$(3,169)	(4)%
General and administrative	18,006	16,008	1,998	12%
Total operating expenses	98,052	99,223	(1,171)	(1)%
Loss from operations	(98,052)	(99,223)	1,171	(1)%
Other income (expense):
Interest income	3,390	3,075	315	10%
Change in fair value of the tranche rights	(4,796)	—	(4,796)	NM
Other income (expense), net	(1,049)	2,536	(3,585)	(141)%
Total other income (expense), net	(2,455)	5,611	(8,066)	(144)%
Net loss	(100,507)	(93,612)	(6,895)	7%

Research and development expenses decreased by $3.2 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease reflects (i) a decrease of $4.1 million from deprioritizing the izumerogant program in psoriasis and castration-resistant prostate cancer, (ii) a $3.5 million decrease in external development costs related to IMU-856 due to the completion of the phase 1 clinical trial in celiac disease and (iii) a $0.3 million decrease related costs across numerous categories. The decreases were offset by (i) a $3.5 million increase in external development costs related to the vidofludimus calcium program and (ii) a $1.2 million increase in personnel costs, $0.2 million of which is related to non-cash stock compensation and the remainder of which is due to an increase in headcount.

General and administrative expenses increased by $2.0 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was due to a $2.0 million increase in personnel expense in general and administrative, $1.2 million of which is related to non-cash stock compensation expense and the remainder of which is related to an increase in headcount.

Interest income increased by $0.3 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023 due to a higher average cash balance.

The change in fair value of the tranche rights of $4.8 million was a non-cash charge related to the change in value of the tranche rights associated with the January 2024 Financing from January 8, 2024 until March 4, 2024. These tranches were initially classified as a liability, but were reclassified to equity on March 4, 2024, when stockholders approved the increase in our authorized shares from 130 million to 500 million shares of common stock and therefore the tranche 2 and tranche 3 rights needed to be revalued to fair value upon the reclassification to equity.

Other income (expense) decreased by $3.6 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily attributable to (i) a $1.7 million expense related to the portion of deal costs from the January 2024 Financing related to the tranche rights that were established at the time of the deal closing and (ii) a $2.6 million decrease due to the timing of receiving the German Federal Ministry of Finance grant. In 2023, we recognized grant income from 2022 and 2023 and in 2024, we did not receive approval of the German Federal Ministry of Finance grant as of December 31, 2024, so nothing was recognized. The decrease was offset by (i) a $0.4 million increase in foreign exchange gains and (ii) a $0.3 million increase related to costs across numerous categories.

Liquidity and Capital Resources
Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. Our net losses were approximately $100.5 million and $93.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $511.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the preclinical and clinical development of our product candidates and add personnel necessary to operate as a company with an advanced clinical pipeline of product candidates. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, additional equity financings, product licensing or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms, if at all.
From inception through December 31, 2024, we have raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of December 31, 2024, we had cash and cash equivalents of approximately $35.7 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital, and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2023 Registration Statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement resulting in a total S-3 shelf availability of approximately $412.3 million as of December 31, 2024.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of December 31, 2024, $80.0 million in capacity remains under the May 2024 ATM.

We agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the May 2024 ATM and have agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
For the year ended December 31, 2024, the Company raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000.
For the year ended December 31, 2023, we raised gross proceeds of $0.9 million pursuant to the December 2020 ATM through the sale of 657,012 shares of common stock at a weighted average price of $1.34 per share. The net proceeds from the December 2020 ATM were $0.9 million after deducting underwriter commissions of $26,000.
Equity Offerings
Janaury 2024 Financing of up to $240 Million

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
As of December 31, 2024, we had cash and cash equivalents of approximately $35.7 million.

Cash Flows
The following table shows a summary of our cash flows for the years ended December 31 (in thousands):

	2024	2023
Cash (used in) provided by:
Operating activities	$(84,766)	$(70,828)
Investing activities	(264)	9,462
Financing activities	74,541	1,033
Net cash used in operating activities
During the year ended December 31, 2024, operating activities used $84.8 million of cash. The use of cash related to our net loss of $100.5 million adjusted for non-cash charges of $8.5 million of stock-based compensation, $4.8 million related to a change in the fair value of the tranche rights, $1.7 million for fees expensed as part of the January 2024 financing and (ii) a net increase in operating assets and liabilities of $0.6 million. Changes in our operating assets and liabilities during the year ended December 31, 2024 consisted primarily of (i) a $1.9 million increase in our other current assets and prepaid expenses and (ii) a net decrease of $1.3 million in our other current liabilities.
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
Net cash used in investing activities
During the year ended December 31, 2024, net investing activities used $0.3 million due to the purchase of property and equipment.
During the year ended December 31, 2023, net investing activities provided $9.5 million of cash, primarily due to the sale of $9.8 million of time deposits partially offset by the purchase of $0.3 million of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $74.5 million during the year ended December 31, 2024 primarily consisting of net cash proceeds from the January 2024 Financing and $0.2 million of net proceeds from sale of common stock through our At The Market Sales Agreement.
During the year ended December 31, 2023, financing activities provided $1.0 million due primarily to net cash proceeds from the sale of common stock under our December 2020 ATM.
Off-Balance Sheet Arrangements
Through December 31, 2024, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Other Commitments and Obligations
See Note 2 - Collaboration Arrangements of the Notes to the Financial Statements regarding the Company’s obligations under the option agreement with Daiichi Sankyo, which includes the potential payment of future development, regulatory and sales milestone payments, as well as royalties related to IMU-856.
 Maturities of the operating lease obligation are as follows as of December 31, 2024 (in thousands):

2025	$740
2026	$167
2027	$78
2028	$75
2029	$—
Thereafter	$—
Total lease payments	$1,060
Less: interest portion	$(56)
Present value of lease obligation	$1,004
Contractual Obligations
As of December 31, 2024, the Company has non-cancelable contractual obligations under certain agreements related to its development programs in vidofludimus calcium and IMU-856 totaling approximately $2.4 million, the majority of which is expected to be paid by the end of 2026.
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
Recently Adopted Accounting Standards
During the year ended December 31, 2024, the Company adopted ASU 2023-07 which requires public companies with a single reportable segment to meet all existing disclosure requirements of Topic 280 and additional disclosures. Single reportable segment entities must now provide qualitative disclosures about factors used to identify reportable segments and types of products and services, as well as quantitative disclosures of profit or loss measures and significant expense categories. Retrospective application is required to all periods in financial statements unless impracticable, in which case companies must disclose this fact and the reasons why.
Future Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The standard will be adopted for the annual period starting January 1, 2025.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $35.7 million as of December 31, 2024, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. As of December 31, 2024, our German and Australian subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $2.6 million. An increase of approximately $0.3 million in net current liabilities would result as of December 31 2024, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the year ended December 31, 2024, would have impacted our net loss by approximately $7.8 million, primarily due to the euro.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2024, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

During the three months ended December 31, 2024, none of our directors or officers adopted, made certain modifications or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement (the “Definitive Proxy Statement”), to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Election of Directors,” “Board of Directors and Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunic, Inc.	8-K	3.1	March 8, 2024
4.1	2019 Omnibus Equity Incentive Plan, as amended,	S-8	4.2	August 21, 2023
4.2+	Amended and Restated 2021 Employee Stock Purchase Plan.	S-8	10.3	July 28, 2021
4.3*	Description of Registrant’s Securities
4.4	Form of Pre-Funded Warrant	8-K	4.1	January 4, 2024
10.1+	Addendum No. 6, dated August 29, 2024, to Employment Agreement, dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	September 3, 2024
10.2+	Employment Agreement, dated December 18, 2023, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	10.3	December 18, 2023
10.3	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	December 18, 2023
10.4	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	10.2	December 18, 2023
10.5	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	10.4	December 18, 2023
10.6	Securities Purchase Agreement, dated January 4, 2024, by and among the Company and the Investors.	8-K	10.1	January 4, 2024
10.7	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.8	Service Agreement, dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler.	10-K	10.5	February 23, 2023
10.9	Service Agreement, dated September 29, 2016, between Immunic AG and Daniel Vitt.	10-K	10.6	February 23, 2023
10.10+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.11+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
10.12+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.13+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.14+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.15+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.16+	Employee Agreement, dated July 9, 2024, between Immunic, Inc. and Jason Tardio
10.17	Employment agreement dated December 13, 2024, between Immunic, Inc. and Dr. Daniel Vitt	8-K	10.1	December 18, 2024
19.1*	Immunic, Inc. Insider Trading Policy.
21.1	List of subsidiaries of the Registrant
23.1*	Consent of Baker Tilly U.S. LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Immunic, Inc. Clawback Policy.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

IMMUNIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Immunic, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immunic, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Baker Tilly US, LLP

We have served as the Company's auditor since 2019.

Minneapolis, MN

March 31, 2025

IMMUNIC, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$35,668	$46,674
Prepaid expenses and other current assets	3,664	5,860
Total current assets	39,332	52,534
Property and equipment, net	545	466
Right of use asset, net	991	1,299
Total assets	$40,868	$54,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,846	$5,099
Accrued expenses	12,913	18,664
Other current liabilities	1,416	966
Total current liabilities	22,175	24,729
Long-term liabilities:
Operating lease liabilities	264	639
Total long-term liabilities	264	639
Total liabilities	22,439	25,368
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 500,000,000 and 130,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively, and 90,150,869 and 45,177,730 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	8	4
Additional paid-in capital	525,611	436,060
Accumulated other comprehensive income	4,209	3,759
Accumulated deficit	(511,399)	(410,892)
Total stockholders’ equity	18,429	28,931
Total liabilities and stockholders’ equity	$40,868	$54,299
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$80,046	$83,215
General and administrative	18,006	16,008
Total operating expenses	98,052	99,223
Loss from operations	(98,052)	(99,223)
Other income (expense):
Interest income	3,390	3,075
Change in fair value of the tranche rights	(4,796)	—
Other income (expense), net	(1,049)	2,536
Total other income (expense), net	(2,455)	5,611
Net loss	$(100,507)	$(93,612)

Net loss per share, basic and diluted	$(1.00)	$(2.11)

Weighted-average common shares outstanding, basic and diluted	100,174,766	44,320,050
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2024	2023
Net loss	$(100,507)	$(93,612)
Other comprehensive income:
Foreign currency translation	450	724
Total comprehensive loss	$(100,057)	$(92,888)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	39,307,286	$4	$427,925	$3,035	$(317,280)	$113,684
Net loss	—	—	—	—	(93,612)	(93,612)
Foreign exchange translation adjustment	—	—	—	724	—	724
Stock-based compensation	—	—	7,102	—	—	7,102
Shares issued from the exercise of pre-funded warrants	5,096,552	—	51	—	—	51
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $26	657,012	—	853	—	—	853
Shares issued in connection with the Company's employee stock purchase plan	116,880	—	129	—	—	129
Balance at December 31, 2023	45,177,730	4	$436,060	$3,759	$(410,892)	$28,931
Net loss	—	—	—	—	(100,507)	(100,507)
Foreign exchange translation adjustment	—	—	—	450	—	450
Stock-based compensation	—	—	8,527	—	—	8,527
Issuance of common stock and pre-funded warrants - January 2024 Financing, net of issuance costs of $4,037	44,751,286	4	52,360	—	—	52,364
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $6	150,000	—	191	—	—	191
Conversion of tranche rights liability to equity	—	—	28,396	—	—	28,396
Shares issued in connection with the Company's employee stock purchase plan	71,853	—	77	—	—	77
Balance at December 31, 2024	90,150,869	8	$525,611	$4,209	$(511,399)	$18,429
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(100,507)	$(93,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134	111
Stock-based compensation	8,527	7,102
Change in fair value of tranche rights	4,796	—
Fees expensed as part of January 2024 Financing	1,690	—
Foreign currency loss	30	523
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	1,863	3,858
Accounts payable	3,145	817
Other liabilities	416	96
Accrued expenses	(4,860)	10,277
Net cash used in operating activities	(84,766)	(70,828)
Cash flows from investing activities:
Sales of Investments-other	—	9,796
Purchases of property and equipment	(264)	(334)
Net cash provided by (used in) investing activities	(264)	9,462
Cash flows from financing activities:
Proceeds from January 2024 Financing, net of issuance costs	74,273	—
Proceeds from public offering of common stock through At The Market offering, net of issuance costs	191	853
Proceeds from shares issued in connection with the Company's employee stock purchase plan	77	129
Proceeds from the exercise of pre-funded warrants	—	51
Net cash provided by financing activities	74,541	1,033
Effect of exchange rate changes on cash and cash equivalents	(517)	262
Net change in cash and cash equivalents	(11,006)	(60,071)
Cash and cash equivalents, beginning of year	46,674	106,745
Cash and cash equivalents, end of year	$35,668	$46,674
Supplemental disclosure of noncash investing and financing activities:
Conversion of tranche rights liability to equity upon increase in authorized shares	$28,396	$—
Operating lease right-of use asset obtained in exchange for lease obligation	$448	$544

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company had 91 employees as of March 1, 2025.
The Company is pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 and Phase 2 clinical development for patients with relapsing and progressive multiple sclerosis (“MS”), respectively, and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS ("RRMS"), progressive MS and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease ("IBD"), Graft-versus-Host-Disease ("GvHD") and weight management; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Going Concern and Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $511.4 million as of December 31, 2024 and $410.9 million as of December 31, 2023. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through December 31, 2024, Immunic has raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of December 31, 2024, the Company had cash and cash equivalents of approximately $35.7 million.With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital, but such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements. The most significant estimates in the Company’s financial statements and accompanying notes relate to stock-based compensation and the valuation of the tranche rights. Management believes its estimates to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions.
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
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S. of approximately $15.1 million, Germany of approximately $20.5 million and Australia of approximately $0.1 million as of December 31, 2024. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and cash equivalents in the U.S. are held at JP Morgan and are primarily held in a U.S. Government money market fund account earning interest at a rate of 4.3% as of December 31, 2024. Cash and cash equivalents in Germany are earning interest at a rate of 2.75% to 3.25% as of December 31, 2024.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets which range from three years to thirteen years. Depreciation and amortization expense was $134,000 and $111,000 for the years ended December 31, 2024 and 2023, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the years ended December 31, 2024 and 2023.
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
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of Other (Income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to 3.5 million Euros per year. We recognized $0.7 million and $3.3 million of other income related to research activities performed during the years ended December 31, 2024 and 2023, respectively.
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
Stock-Based Compensation
The Company measures the cost of employee and non-employee services received in exchange for equity awards based on the grant-date fair value of the award recognized generally as an expense (i) on a straight-line basis over the requisite service period for those awards whose vesting is based upon a service condition, and (ii) on an accelerated method for awards whose vesting is based upon a performance condition, but only to the extent it is probable that the performance condition will be met. Stock-based compensation is (i) estimated at the date of grant based on the award’s fair value for equity classified awards and (ii) based on the final measurement date for liability classified awards. Forfeitures are recorded in the period in which they occur.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of December 31, 2024 and 2023, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The weighted average shares outstanding calculation for basic and diluted earnings per share for the year ended December 31, 2024 includes 11,193,564 pre-funded warrants that remain unexercised as of December 31, 2024.

Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of December 31,
	2024	2023
Options to purchase common stock	16,136,045	6,196,140
Recently Adopted Accounting Standards
During the year ended December 31, 2024, the Company adopted ASU 2023-07 which requires public companies with a single reportable segment to meet all existing disclosure requirements of Topic 280 and additional disclosures. Single reportable segment entities must now provide qualitative disclosures about factors used to identify reportable segments and types of products and services, as well as quantitative disclosures of profit or loss measures and significant expense categories. Retrospective application is required to all periods in financial statements unless impracticable, in which case companies must disclose this fact and the reasons why.
Future Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The standard will be adopted for the annual period starting January 1, 2025.

3. Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid Expense and Other Current Assets consist of (in thousands):

	December 31,
	2024	2023
Prepaid clinical and related costs	$1,871	$2,314
VAT receivable	647	703
Australian research and development tax incentive	37	670
Research grant	—	1,104
Other	1,109	1,069
Total	$3,664	$5,860
Accounts Payable
Accounts Payable consist of (in thousands):

	December 31,
	2024	2023
Clinical and related costs	$7,561	$4,726
Legal and audit costs	31	160
Other	254	213
Total	$7,846	$5,099
Accrued Expenses
Accrued Expenses consist of (in thousands):

	December 31,
	2024	2023
Accrued clinical and related costs	$12,456	$16,863
Accrued legal and audit costs	72	216
Accrued compensation	354	1,460
Accrued other	31	125
Total	$12,913	$18,664
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	December 31,
	2024	2023
Lease liabilities	$740	$695
Other	676	271
Total	$1,416	$966

4. Leases
Operating Leases
The Company leases certain office space under non-cancelable operating leases. The leases terminate on July 31, 2026 for the New York City office, December 31, 2025 for the Gräfelfing, Germany office and November 30, 2028 for the research laboratory in Planegg, Germany. These agreements include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease was extended on November 8, 2024 for an additional 12 months resulting in the new lease termination date of July 31, 2026. The New York City lease has a renewal option, but this was not included in calculating the right of use asset and liabilities. On April 7, 2020, the Company signed a five year lease for its facility in Gräfelfing, Germany. On March 1, 2021 and August 1, 2022 the Company added additional lease space at the Gräfelfing, Germany office. The lease term has expired, however, the Company is currently operating on a one-year monthly rolling lease and the Company needs to provide one-years notice to terminate the lease. Renewal options were not included in calculating the right of use asset and liabilities for this facility. In February 2023, the Company leased space in Germany for a research laboratory. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions. There were net additions of $448,000 related to the extension of the New York City lease and Gräfelfing offices during the year ended December 31, 2024. There were net additions of $544,000 related to the addition of new laboratory space in Planegg, Germany during the year ended December, 31 2023.
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
 Immunic’s operating lease costs and variable lease costs were $1.1 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor. The non-cash lease expense for the years ended December 31, 2024 and 2023 was approximately $0.4 million and $0.7 million respectively.
 Maturities of the operating lease obligation are as follows as of December 31, 2024 (in thousands):

2025	$740
2026	$167
2027	$78
2028	$75
2029	$—
Thereafter	$—
Total lease payments	$1,060
Less: interest portion	$(56)
Present value of lease obligation	$1,004

5. Fair Value
The following fair value hierarchy table present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$14,751	$14,751	$—	$—
Total assets at fair value	$14,751	$14,751	$—	$—

	Fair Value Measurement at December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$34,087	$34,087	$—	$—
Total assets at fair value	$34,087	$34,087	$—	$—

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
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2024. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
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

December 31, 2023	$—
Fair value as of January 8, 2024	$23,600
Change in fair value through March 4, 2024	$4,796
Reclassification to equity in March 2024	$(28,396)
December 31, 2024	$—
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
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. This registration statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 shelf registration statement can continue to be sold under the 2023 Shelf Registration Statement resulting in a total S-3 shelf availability of $412.3 million as of December 31, 2024.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of December 31, 2024, $80.0 million in capacity remains under the May 2024 ATM.
  The Company has agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the May 2024 ATM and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
For the year ended December 31, 2024, the Company raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000.
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

As of the closing date of the transaction of January 8, 2024, the Company did not have enough authorized shares to be able to issue the potential shares for tranche 2 and tranche 3 (collectively referred to hereafter as "the tranche rights"). Therefore, the Company recorded the value associated to the tranche rights as a liability of $23.6 million and allocated the remainder of the $80 million received (or $56.4 million) with the common stock and pre-funded warrants to equity. On March 4, 2024, the stockholders voted to increase the Company's authorized common stock from 130 million to 500 million shares. As a result of the ability to issue shares in satisfaction of the tranche rights, the instrument was reclassified to stockholders' equity. The Company allocated the transaction costs across the instruments on a relative fair value basis at the grant date. As a result $4.0 million was netted against the equity proceeds and $1.7 million was recorded in other expense in the Consolidated Statements of Operations for year ended December 31, 2024.

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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through December 31, 2024, no cash dividends had been declared or paid.
Pre-funded Warrants
The Company issued 11,193,564 pre-funded warrants in connection with the January 2024 Financing, which all remain outstanding as of December 31, 2024.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, with such voting powers (if any), designations, powers, preferences, and relative, participating, optional or other rights, if any, and any qualifications, limitations or restrictions thereof, as shall be set by the Board of Directors. No preferred shares were outstanding as of December 31, 2024.

Stock Reserved for Future Issuance
Shares reserved for future issuance as of December 31, 2024 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	928,158
Prefunded stock warrants	11,193,564
Outstanding stock options	16,136,045
Common shares reserved for tranche 2 rights	46,620,046
Maximum common shares reserved for tranche 3 rights	46,620,046
Common stock options available for future grant:
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan, as amended on June 28, 2023	3,313,784
Total common shares reserved for future issuance	124,857,893

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

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 271,842 shares life-to-date under the ESPP. The Company recognized $50,000 and $120,000 of expense related to the plan in the years ended December 31, 2024 and 2023, respectively.
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

Stock Option Repricing
On March 4, 2024, the Company's stockholders voted to approve the repricing of outstanding stock options having an exercise price above $3.00 per share to $1.72 per share. All other terms of the grant remained the same. There were 3,317,596 stock options that were repriced to $1.72 per share. The repricing will result in $1.2 million of stock compensation being recognized by the Company over the remaining term of the repriced grants and $1.1 million of this amount was recognized in the year ended December 31, 2024.
Movements during the year
The following table summarizes stock option activity for the year ended December 31, 2024 and 2023 under the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	6,196,140	$7.15
Granted	10,345,598	$1.24
Exercised	—	$—
Repricing modification	—	$9.55
Forfeited or expired	(405,693)	$2.05
Outstanding as of December 31, 2024	16,136,045	$1.52	8.61	$—
Options vested and expected to vest as of December 31, 2024	16,136,045	$1.52	8.61	$—
Options exercisable as of December 31, 2024	4,657,611	$2.03	7.00	$—

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	3,791,688	$11.33
Granted	2,810,564	$1.70
Exercised	—	$—
Forfeited or expired	(406,112)	$8.52
Outstanding as of December 31, 2023	6,196,140	$7.15	8.14	$185,169
Options vested and expected to vest as of December 31, 2023	6,196,140	$7.15	8.14	$185,169
Options exercisable as of December 31, 2023	2,534,017	$11.33	7.19	$12,381

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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the years ended December 31, 2024 and 2023 was $1.00 and $1.31 respectively. The following are the underlying assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	2024	2023
Risk-free interest rate	4.11%	3.98%
Expected dividend yield	0%	0%
Expected volatility	101.0%	96.1%
Expected term of options (years)	6.0	6.0
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying audited consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$3,635	$3,398
General and administrative	4,892	3,704
Total	$8,527	$7,102
As of December 31, 2024 there was $13.5 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 3.1 years.
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
There are no longer any shares available for grant under the 2014 Plan as of December 31, 2024.
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
No expense was recorded for the plans assumed from Vital during the year ended December 31, 2024 and 2023, respectively.

8. Income Taxes
Net loss before income tax was subject to tax in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2024	2023
United States	$(21,382)	$(12,859)
Germany	(78,914)	(76,970)
Foreign	(211)	(3,783)
	$(100,507)	$(93,612)
The rate reconciliation consists of the following:

	Years Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Foreign rate differential	2.8%	3.1%
Stock options	(1.4)%	(1.2)%
Deferred tax true-up	(2.5)%	0.0%
Stock and warrant issuance cost	(1.4)%	0.0%
Other	(0.9)%	1.2%
Change in valuation allowance	(17.6)%	(24.1)%
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As tax laws and rates change, deferred tax assets and liabilities are adjusted through income tax expense. There is no current or deferred income tax expense in the years ended December 31, 2024 and 2023, respectively.

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

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$22,192	$20,768
Stock-based compensation	2,198	1,344
Intangible assets	2,630	2,743
Foreign net operating loss carryforwards	90,020	71,398
Unrealized gain or loss	—	1,784
Other, net	38	1,014
Total deferred tax assets	117,078	99,051
Deferred tax liabilities:
Total deferred tax liability	—	—
Net deferred tax assets	117,078	99,051
Less valuation allowance	(117,078)	(99,051)
	$—	$—

The Company has incurred net operating losses each year since inception due to its history as a development stage company with no realized revenues from its planned principal operations. These cumulative operating losses provide significant negative evidence in the determination of whether or not the Company will be able to realize deferred tax assets such as net operating losses and other favorable temporary differences. There can be no assurance that it will ever generate taxable income. As a result, the Company has maintained a full valuation allowance against the entire balance of its net deferred tax assets since the date of inception. The valuation allowance has increased by $18.0 million and $26.0 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, Immunic had available NOLs of approximately $360.6 million in Germany and $5.6 million in Australia, respectively. These NOLs do not expire.

The U.S. federal NOL carryforwards of $15.6 million were generated prior to 2018 and expire over 20 years beginning in 2023. The $89.9 million of post 2017 federal NOL carryforwards do not expire. Sections 382 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses, to an annual limitation in the event of certain ownership changes, as defined. The Company may have undergone ownership changes and therefore may be limited in the amount of net operating losses available for utilization in the future.

The Company did not have any uncertain tax positions for the years ended December 31, 2024 and 2023, respectively.

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

9. Commitments and Contingencies
Contractual Obligations

As of December 31, 2024, the Company has non-cancelable contractual obligations under certain agreements related to its development programs in vidofludimus calcium and IMU-856 totaling approximately $2.4 million, the majority of which is expected to be paid by the end of 2026.
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

10. Related Party Transactions
Executive Agreement with Duane Nash

On April 15, 2020, the compensation committee of the Board of Directors of the Company independently reviewed and approved entering into an employment agreement with the Executive Chairman of the Board, Duane Nash, MD, JD, MBA (the “Executive Chairman Agreement”) and pursuant to such approval, on April 17, 2020, the Company and Dr. Nash entered into the Executive Chairman Agreement. The Executive Chairman Agreement establishes an “at will” employment relationship. On December 28, 2022, the Company and Dr. Nash entered into Addendum No. Four, which extended the term of employment from December 31, 2022 to December 31, 2023 with a base salary of $30,250 per month. On October 17, 2023, Immunic, Inc. and Dr. Duane Nash entered into Addendum Number 5 to the Executive Chairman Agreement to extend the term of Dr. Nash’s employment as Executive Chairman of the Board of Directors of the Company to December 31, 2024. In connection with Addendum Number 5, the Company increased Dr. Nash’s monthly base salary to $32,368 from $30,250 (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board). On August 29, 2024, Immunic, Inc. and Dr. Duane Nash entered into Addendum Number 6 to the Executive Chairman Agreement to extend the term of Dr. Nash’s employment as Executive Chairman of the Board of Directors of the Company to December 31, 2025. In connection with Addendum Number 6, the Company will increase Dr. Nash’s monthly base salary in 2025 to $33,986 from $32,368 (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board) All other terms of the Executive Chairman Agreement remain the same.

11. Segment disclosures
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: life science. The life science segment consists of the development of clinical and preclinical product candidates for the development of the Company’s proprietary new therapies. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM allocates resources and assesses performance on a consolidated basis, focused on the Company’s cash resources and an assessment of the probability of success of its ongoing research and development activities. Resource allocation decisions are informed by forecasted cash expenditures and actual expenses incurred to date.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31:

	Years ended December 31
	2024	2023
Operating expenses:
Clinical product candidates	$65,285	$68,999
Pre-clinical product candidates	979	1,995
Employee costs- research and development	7,854	6,917
Employee costs-general and administrative	5,315	4,478
Non-cash stock compensation	8,527	7,102
Depreciation expense	134	111
Professional fees and other segment expenses	9,958	9,621
Total operating expenses	98,052	99,223
Loss from operations	(98,052)	(99,223)
Interest Income	3,390	3,075
Change in fair value of the tranche rights	(4,796)	—
Other income (expense)	(1,049)	2,536
Net loss	$(100,507)	$(93,612)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Immunic, Inc.

Date: March 31, 2025	By:	/s/ DANIEL VITT
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

Signature	Title	Date

/s/ DANIEL VITT	Director, Chief Executive Officer (principal executive officer)	March 31, 2025
Daniel Vitt

/s/ GLENN WHALEY	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2025
Glenn Whaley

/s/ DUANE D. NASH	Executive Chairman	March 31, 2025
Duane D. Nash

/s/ TAMAR HOWSON	Director	March 31, 2025
Tamar Howson

/s/ JOERG NEERMANN	Director	March 31, 2025
Joerg Neermann

/s/ RICHARD RUDICK	Director	March 31, 2025
Richard Rudick

/s/ BARCLAY A. PHILLIPS	Director	March 31, 2025
Barclay A. Phillips

/s/ SIMONA SKERJANEC	Director	March 31, 2025
Maria Tornsen

/s/ MARIA TORNSEN	Director	March 31, 2025
Maria Tornsen

28