Form 10-Q
period 2025-03-31
IMMUNIC, INC.
filed 2025-05-15
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

On May 14, 2025, 95,817,536 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,304	$35,668
Prepaid expenses and other current assets	4,671	3,664
Total current assets	18,975	39,332
Property and equipment, net	572	545
Right-of-use assets, net	968	991
Total assets	$20,515	$40,868
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,011	$7,846
Accrued expenses	18,289	12,913
Other current liabilities	1,292	1,416
Total current liabilities	25,592	22,175
Long-term liabilities
Operating lease liabilities	210	264
Total long-term liabilities	210	264
Total liabilities	25,802	22,439
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 90,150,869 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	8	8
Additional paid-in capital	527,653	525,611
Accumulated other comprehensive income	3,924	4,209
Accumulated deficit	(536,872)	(511,399)
Total stockholders’ equity (deficit)	(5,287)	18,429
Total liabilities and stockholders’ equity (deficit)	$20,515	$40,868
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$21,533	$18,736
General and administrative	5,292	5,145
Total operating expenses	26,825	23,881
Loss from operations	(26,825)	(23,881)
Other income (expense):
Interest income	183	1,187
Change in fair value of the tranche rights	—	(4,796)
Other income (expense), net	1,169	(2,094)
Total other income (expense)	1,352	(5,703)
Net loss	$(25,473)	$(29,584)

Net loss per share, basic and diluted	$(0.25)	$(0.30)

Weighted-average common shares outstanding, basic and diluted	101,344,433	97,299,955
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(25,473)	$(29,584)
Other comprehensive income:
Foreign currency translation	(285)	528
Total comprehensive loss	$(25,758)	$(29,056)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except shares)
(Unaudited)

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2025	90,150,869	$8	$525,611	$4,209	$(511,399)	$18,429
Net loss	—	—	—	—	(25,473)	(25,473)
Stock-based compensation	—	—	2,042	—	—	2,042
Foreign exchange translation adjustment	—	—	—	(285)	—	(285)
Balance at March 31, 2025	90,150,869	$8	$527,653	$3,924	$(536,872)	$(5,287)

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	45,177,730	$4	$436,060	$3,759	$(410,892)	28,931
Net loss	—	—	—	—	(29,584)	(29,584)
Stock-based compensation	—	—	2,750	—	—	2,750
Foreign exchange translation adjustment	—	—	—	528	—	528
Issuance of common stock and pre-funded warrants - January 2024 Financing, net of issuance costs of $4,037	44,751,286	4	52,360	—		52,364
Conversion of tranche rights liability to equity	—	—	28,396	—	—	28,396
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $6	150,000	—	191	—	—	191
Balance at March 31, 2024	90,079,016	$8	$519,757	$4,287	$(440,476)	$83,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(25,473)	$(29,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43	26
Unrealized foreign currency loss	—	340
Stock-based compensation	2,042	2,750
Non-cash lease expense	53	178
Change in fair value of tranche rights	—	4,796
Fees expensed as part of January 2024 Financing	—	1,690
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(839)	389
Accounts payable	(2,083)	1,794
Accrued expenses	4,711	(6,145)
Other liabilities	(172)	(21)
Operating lease liability	(58)	(182)
Net cash used in operating activities	(21,776)	(23,969)
Cash flows from investing activities:
Purchases of property and equipment	(47)	(31)
Net cash used in investing activities	(47)	(31)
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market Sales Agreement, net	—	191
Proceeds from January 2024 Financing, net of issuance costs	—	74,273
Net cash provided by financing activities	—	74,464
Effect of exchange rate changes on cash and cash equivalents	459	174
Net change in cash and cash equivalents	(21,364)	50,638
Cash and cash equivalents, beginning of period	35,668	46,674
Cash and cash equivalents, end of period	$14,304	$97,312
Supplemental disclosure of noncash investing and financing activities:
Conversion of tranche rights liability to equity upon increase in authorized shares	$—	$28,396
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company had approximately 90 employees as of April 30, 2025.
The Company is pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“RMS”), and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS ("RRMS"), progressive MS (“PMS”) and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease ("IBD"), Graft-versus-Host-Disease ("GvHD") and weight management; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to complete the development and commercialization of the Company's three development programs.
Going Concern Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $536.9 million as of March 31, 2025 and $511.4 million as of December 31, 2024. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through March 31, 2025, Immunic has raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of March 31, 2025, the Company had cash and cash equivalents of approximately $14.3 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital, but such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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

Unaudited Interim Financial Information
Immunic has prepared the accompanying interim unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles, (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly Immunic’s consolidated financial position, consolidated results of operations, consolidated statement of stockholders’ equity (deficit) and consolidated cash flows for the periods and as of the dates presented. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included on the Company's Annual Report on Form 10-K filed on March 31, 2025. The nature of Immunic’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year or for corresponding interim periods in an any subsequent year.
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
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S. of approximately $7.5 million, Germany of approximately $6.7 million and Australia of approximately $0.1 million as of March 31, 2025. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and Cash equivalents in the U.S. are held at JP Morgan and are primarily held in a U.S. Government money market fund account earning interest at a rate of 4.23% during the period ended March 31, 2025. Cash and cash equivalents in Germany are earning interest at a rate of 2.15 to 3.25% during the period ended March 31, 2025.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $43,000 and $26,000 for the three months ended March 31, 2025 and 2024, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three months ended March 31, 2025 and 2024.
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
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of other (income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to 3.5 million Euros per year. We recognized $1.1 million and $36,000 of other income related to research activities performed during the three months ended March 31, 2025 and 2024, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) has been reflected as a separate component of stockholders’ equity (deficit) in the accompanying Consolidated Balance Sheets and consists of foreign currency translation adjustments.
Income Taxes
The Company is subject to corporate income tax laws and regulations in the U.S., Germany and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment in their application.
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of March 31, 2025 and December 31, 2024, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 includes 11,193,564 pre-funded warrants that remain unexercised as of March 31, 2025.
Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of March 31,
	2025	2024
Options to purchase common stock	16,208,591	10,318,323
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The standard was adopted for the annual period starting January 1, 2025.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	March 31, 2025	December 31, 2024
Prepaid clinical and related costs	$1,704	$1,871
VAT receivable	631	647
Research grant	1,082	—
Other	1,254	1,146
Total	$4,671	$3,664

Accounts Payable
Accounts Payable consist of (in thousands):

	March 31, 2025	December 31, 2024
Clinical costs	$5,507	$7,561
Legal and audit costs	296	31
Other	208	254
Total	$6,011	$7,846
Accrued Expenses
Accrued Expenses consist of (in thousands):

	March 31, 2025	December 31, 2024
Accrued clinical and related costs	$17,100	$12,456
Accrued legal and audit costs	216	72
Accrued compensation	779	354
Accrued other	194	31
Total	$18,289	$12,913
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	March 31, 2025	December 31, 2024
Lease liabilities	$765	$740
Other	527	676
Total	$1,292	$1,416
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
 Immunic’s operating lease costs and variable lease costs were $279,000 and $257,000 for the three months ended March 31, 2025 and 2024, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
Maturities of the operating lease obligation are as follows as of March 31, 2025:
:

2025	$585,000
2026	281,000
2027	82,000
2028	79,000
2029	—
Thereafter	—
Total	1,027,000
Interest	(52,000)
Present value of obligation	$975,000

5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$7,193	$7,193	$—	$—
Total assets at fair value	7,193	7,193	$—	$—

	Fair Value Measurement at December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$14,751	$14,751	$—	$—
Total assets at fair value	$14,751	$14,751	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds which are included as a component of cash and cash equivalents on the consolidated balance sheet, realized gains and losses are included in interest income on the Consolidated Statements of Operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 4.23% in a U.S. Government money market fund.

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2025. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The Company recorded tranche rights of $23.6 million at January 8, 2024 as a result of the January 2024 Financing (see note 6). The fair value measurement of the tranche rights associated with the January 2024 Financing was classified as Level 3 under the fair value hierarchy. The fair value of the tranche rights was determined using a Black Scholes Option Pricing Model. The inputs to this model included a risk-free rate range of 3.93%-4.36%, a stock price volatility range of 105-115%, an expected dividend rate of 0% and remaining term of 1.81-4.81 years. This liability was revalued on March 4, 2024, upon stockholder approval to increase its authorized shares of common stock from 130 million to 500 million, which resulted in the reclassification of the tranche rights from a liability to equity. This revaluation resulted in an increase in the tranche rights liability of $4.8 million using a Black Scholes Option Pricing Model. The inputs to this model as of the date of the reclassification included a risk-free rate range of 4.16%-4.63%, a stock price volatility range of 90-105%, an expected dividend rate of 0% and remaining term of 1.66-4.66 years. The inputs used in the determination of fair value of the liability are level 3 inputs. A roll forward of the fair value of the tranche rights is as follows (in thousands):

December 31, 2023	$—
Fair value as of January 8, 2024	23,600
Change in fair value through March 4, 2024	4,796
Reclassification to equity in March 2024	(28,396)
December 31, 2024	$—
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
In November 2023, the Company filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. This registration statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement resulting in a total S-3 shelf availability under the 2023 Shelf Registration Statement of $412.3 million as of March 31, 2025.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of March 31, 2025, $80.0 million in capacity remains under the May 2024 ATM.
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
The Company did not have any ATM activity during the three months ended March 31, 2025.
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
•The second tranche is a conditional mandatory purchase by the Investors of an additional $80 million of Common Stock (or pre-funded warrants) from the Company at a price of $1.716 per share, equal to 120% of the price paid in the first tranche and is subject to the satisfaction of three conditions:
◦release by the Company of topline data from its Phase 2b clinical trial of vidofludimus calcium (IMU-838) in progressive multiple sclerosis, which was released April 30, 2025;
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
Any of the conditions in the second or third tranches can be waived by holders of a majority of the outstanding securities issued in the January 2024 Financing (including the lead investor). The fair value methodology used by the Company assumed the conditions will be waived if the trading price of the stock exceeds the purchase price.

The January 2024 Financing resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. If the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche.

As of the closing date of the transaction of January 8, 2024, the Company did not have enough authorized shares to be able to issue the potential shares for tranche 2 and tranche 3 (collectively referred to hereafter as "the tranche rights"). Therefore, the Company recorded the value associated to the tranche rights as a liability of $23.6 million and allocated the remainder of the $80 million received (or $56.4 million) with the common stock and pre-funded warrants to equity. On March 4, 2024, the stockholders voted to increase the Company's authorized common stock from 130 million to 500 million shares. As a result of the ability to issue shares in satisfaction of the tranche rights, the instrument was reclassified to stockholders' equity. The Company allocated the transaction costs across the instruments on a relative fair value basis at the grant date. As a result $4.0 million was netted against the equity proceeds and $1.7 million was recorded in other expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.

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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through March 31, 2025, no cash dividends had been declared or paid.
Pre-funded Warrants
The Company issued 11,193,564 pre-funded warrants in connection with the January 2024 Financing, which all remain outstanding as of March 31, 2025.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, rights and preferences to be set by the Board of Directors. No preferred shares were issued or outstanding as of March 31, 2025.
Stock Reserved for Future Issuance
Shares reserved for future issuance at March 31, 2025 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	928,158
Pre-funded stock warrants	11,193,564
Outstanding stock options	16,208,591
Shares reserved for tranche 2 rights	46,620,046
Maximum shares reserved for tranche 3 rights	46,620,046
Common stock options available for future grant:
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	3,241,238
Total common shares reserved for future issuance	124,857,893

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

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 271,842 shares life-to-date under the ESPP. The Company recognized $26,000 and $0 of stock based compensation expense related to the plan during the three months ended March 31, 2025 and 2024, respectively.
Stock Option Programs
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan, (as amended, the “2019 Plan”), which was adopted by the Board of Directors (the "Board") with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan included an evergreen provision that allowed for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2023 by a total of 4,408,871 shares. At the Company's Annual Stockholders meeting on June 28, 2023, stockholders voted to increase the allowable shares under the 2019 plan by 4,440,000 shares as well as to eliminate the evergreen provision. On March 4, 2024, the stockholders voted at the Company's Special Meeting to increase the allowable shares under the 2019 plan by 9,100,000 shares. The 2019 Plan (as amended on June 28, 2023 and March 4, 2024) is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
At the Company’s 2025 Annual Meeting of Stockholders to be held on June 4, 2025, the Company’s stockholders will vote on a proposal to amend the terms of the 2019 Plan to, among other things, increase the allowable shares under the 2019 plan by 7,000,000.
Stock Option Repricing
On March 4, 2024, the Company's stockholders voted to approve the repricing of outstanding stock options having an exercise price above $3.00 per share to $1.72 per share. All other terms of the grant remained the same. There were 3,317,596 stock options that were repriced to $1.72 per share. The repricing will result in an addition $1.2 million of stock compensation being recognized by the Company over the remaining term of the repriced grants and $0.1 million and $0.9 million of this amount was recognized in the three months ended March 31, 2025 and 2024, respectively.
Corporate Transaction Option Acceleration Plan
On February 4, 2025, the Company established a Corporate Transaction Option Acceleration Plan, pursuant to which in the case of a merger or consolidation of the Company with or into another corporation or a sale of substantially all of the stock of the Company each option award held by an eligible employee will become fully vested upon the occurrence of a Corporate Transaction.

Movements during the year
The following table summarizes stock option activity for the three months ended March 31, 2025 and 2024, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	16,136,045	$1.52
Granted	195,000	$1.02
Exercised	—	$—
Forfeited or expired	(122,454)	$1.57
Outstanding as of March 31, 2025	16,208,591	$1.52	8.29	$16,635
Options exercisable as of March 31, 2025	6,295,718	$1.84	7.14	$3,397

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	6,196,140	$7.15
Granted	4,175,349	$1.21
Exercised	—	$—
Repricing modification	—	$9.55
Forfeited or expired	(53,166)	$5.25
Outstanding as of March 31, 2024	10,318,323	$1.68	8.64	$462,223
Options exercisable as of March 31, 2024	3,224,039	$2.21	7.23	$5,500
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
The weighted-average grant date fair value of stock options granted under the 2019 Plan (excluding the repriced stock options) during the three months ended March 31, 2025 and 2024 was $0.65 and $0.97, respectively. The weighted average grant date fair value of the stock options repriced during the three months ended March 31, 2024 was $1.22. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan. The expected term of the options for the three months ended March 31, 2025 includes a grant to a non-employee consultant where the term of the option is five years compared to employee grants that are ten years:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.36%	4.05%
Expected dividend yield	0%	0%
Expected volatility	95.2%	100.0%
Expected term of options (years)	3.50	6.02
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$833,000	$1,163,000
General and administrative	1,209,000	1,587,000
Total	$2,042,000	$2,750,000
As of March 31, 2025, there was $11.5 million in total unrecognized compensation expense relating to the 2019 Plan, to be recognized over a weighted average period of 2.95 years. There was $0.6 million and $0.3 million of stock-based compensation expense during the three months ended March 31, 2024 related to the repricing included in general and administrative and research and development expense on the Consolidated Statements of Operations, respectively. There was $27,000 and $24,000 of stock-based compensation expense during the three months ended March 31, 2025 related to the repricing included in general and administrative and research and development expense on the Consolidated Statements of Operations, respectively.
Summary of Equity Incentive Plans Assumed from Vital Therapies, Inc.
Upon completion of the Transaction with Vital Therapies, inc. ("Vital") on April 12, 2019, Vital’s 2012 Stock Option Plan (the “2012 Plan”), Vital’s 2014 Equity Incentive Plan (the “2014 Plan”) and Vital’s 2017 Inducement Equity Incentive Plan (the “Inducement Plan”), were assumed by the Company. All awards granted under these plans have either been forfeited or expired.
There are no longer any shares available for grant under the 2014 Plan as of March 31, 2025.
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
No expense was recorded for the plans assumed from Vital during the three months ended March 31, 2025 and 2024, respectively.

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

9. Commitments and Contingencies
Contractual Obligations
As of March 31, 2025, the Company has non-cancelable contractual obligations under certain agreements related to its development programs vidofludimus calcium and IMU-856 totaling approximately $2.6 million, all of which is expected to be paid in 2025 and 2026.
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

10. Segment Disclosures
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: life science. The life science segment consists of the development of clinical and preclinical product candidates for the development of the Company’s proprietary new therapies. The Company’s chief operating decision maker (“CODM”) is the Company's Chief Executive Officer.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31:

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Clinical product candidates	$17,781	$14,952
Pre-clinical product candidates	114	181
Employee costs- research and development	2,167	2,002
Employee costs-general and administrative	1,560	1,357
Non-cash stock compensation	2,042	2,741
Depreciation expense	43	26
Professional fees and other segment expenses	3,118	2,622
Total operating expenses	26,825	23,881
Loss from operations	(26,825)	(23,881)
Interest Income	183	1,187
Change in fair value of the tranche rights	—	(4,796)
Other income (expense)	1,169	(2,094)
Net loss	$(25,473)	$(29,584)

11. Subsequent Events

Equity Offering

On April 9, 2025, Immunic entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 5,666,667 shares of the Company’s common stock, par value $0.0001 per share. The purchase price per Share was $0.90 for aggregate gross proceeds to the Company of approximately $5.1 million. The offer and sale of the Shares is referred to herein as the “Offering.” The Offering closed on April 10, 2025.

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the Offering raised from Investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of Common Stock, representing 5.0% of the Shares sold in the Offering (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable, in whole or in part, commencing 180 days from the date of the Placement Agency Agreement and expiring on the five year anniversary of the Placement Agency Agreement, at an initial exercise price per share of Common Stock of $1.125, which is equal to 125% of the price per Share to Investors in the Offering. The Placement Agent Warrants and the shares of Common Stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the Offering, after deducting commissions and the Company’s estimated offering expenses, was approximately $4.6 million.

Vidofludimus Calcium Reduced Risk of Disability Worsening by 30% in Primary Progressive Multiple Sclerosis Patients from Phase 2 CALLIPER Trial

On April 30, 2025, Immunic announced positive data from the Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. In the overall PMS patient population, vidofludimus calcium reduced the relative risk of 24-week confirmed disability worsening (“24wCDW”) events based on changes in the expanded disability status scale (“EDSS”) by 20% compared to placebo. Further analyses by disease subtype demonstrated that vidofludimus calcium was associated with a 30% reduction in the relative risk of 24wCDW events in the primary progressive multiple sclerosis study population compared to placebo and a respective 15% reduction in the non-active secondary progressive multiple sclerosis study population. A consistent reduction of disability worsening was observed in the different subpopulations with or without inflammatory gadolinium-enhanced lesion activity at baseline and during the study. Vidofludimus calcium reduced the relative risk of 24wCDW events in patients without gadolinium-enhancing lesions at baseline by 29% compared to placebo.

While vidofludimus calcium had a modest benefit on the exploratory primary magnetic resonance imaging (“MRI”) endpoint (annualized rate of percent brain volume change: 5% improvement compared to placebo), vidofludimus calcium substantially reduced the annualized rate of thalamic brain volume loss by 20% in patients with PMS compared to placebo. The total volume of new or enlarging T2 lesions showed a substantial difference between vidofludimus calcium and placebo over time, with vidofludimus calcium decreasing and placebo increasing (mean percent change, 3.19% benefit for vidofludimus calcium (-0.22%) over placebo (+2.97%) at month 24).

The top-line CALLIPER data set confirmed the favorable safety and tolerability profile of vidofludimus calcium already observed in previous clinical trials. No new safety signals were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 “Financial

Statements” in this Quarterly Report on Form 10-Q (this "Quarterly Report") and audited Consolidated Financial Statements for the years ended December 31, 2024 and 2023 of Immunic, Inc. filed with the Securities and Exchange Commission ("SEC"), in our Annual Report on Form 10-K on March 31 2025. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Immunic” refer to Immunic, Inc. and its subsidiaries.

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
The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward-looking statements as a result of various factors, including those noted below under the caption “Part II, Item 1A-Risk Factors,” and the risk factors described in our most recent Annual Report on Form 10-K filed with the SEC, and the differences may be material. These risk factors include, but are not limited to statements relating to our two development programs and the targeted diseases; the potential for vidofludimus calcium and IMU-856 to safely and effectively target diseases; the nature, strategy and focus of the Company; expectations regarding our capitalization and financial resources; the development, timing and commercial potential of any product candidates of the Company; and our ability to attract and retain certain personnel important to our ongoing operations and to maintain effective internal control over financial reporting.
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
Overview
Immunic, Inc. is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had approximately 90 employees as of April 30, 2025.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“RMS”), and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS ("RRMS"), progressive MS (”PMS”) and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”), Graft-versus-Host-Disease ("GvHD") and weight management; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.

The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), is being tested in ongoing MS trials as part of its overall clinical program in order to support potential approvals for patients with MS in major markets.

The Phase 3 ENSURE program of vidofludimus calcium in relapsing multiple sclerosis (“RMS”), comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, is currently ongoing. On October 22, 2024, we announced a positive outcome of an interim analysis of the ENSURE program, with an unblinded Independent Data Monitoring Committee ("IDMC") confirming that the predetermined futility criteria have not been met and recommending that both ENSURE trials should continue without changes, including no need for a potential increase of the sample size. Completion of the first of the ENSURE trials is currently anticipated in the second quarter of 2026; and the completion of the second ENSURE trial in the second half of 2026. Although we currently believe that each of these goals is achievable, they are each dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate.

Our Phase 2 CALLIPER trial of vidofludimus calcium in PMS was designed to corroborate vidofludimus calcium’s neuroprotective potential and to evaluate the clinical efficacy, safety and tolerability of vidofludimus calcium in a broad set of PMS patients to determine the suitability of advancing to a confirmatory Phase 3 program, On October 9, 2023, we announced positive interim data from the CALLIPER trial, showing biomarker evidence that vidofludimus calcium’s activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential. On April 30, 2025, we announced positive clinical data from the CALLIPER trial, showing substantial reductions in the relative risks of 24-week confirmed disability progression events and in thalamic brain volume as well as confirming the favorable safety and tolerability profile of vidofludimus calcium already observed in previous clinical trials.

If approved, we believe that vidofludimus calcium, with combined neuroprotective, anti-inflammatory, and antiviral effects as well as a favorable safety and tolerability profile, has the potential to be a unique treatment option targeted to the complex pathophysiology of MS. Preclinical data showed that vidofludimus calcium activates the neuroprotective transcription factor nuclear receptor-related 1 (“Nurr1”), which is associated with direct neuroprotective properties and may enhance the potential benefit for patients. Additionally, vidofludimus calcium is a known inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”), which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with the anti-inflammatory and antiviral effects of vidofludimus calcium. We believe that the combined mechanisms of vidofludimus calcium are unique in the MS space and support the therapeutic performance shown in our Phase 2 EMPhASIS trial in RRMS patients and in our Phase 2 CALLIPER trial in PMS patients. Vidofludimus calcium has shown a consistent pharmacokinetic, safety and tolerability profile in clinical trials reported, to date, and has already been exposed to approximately 2,700 human subjects and patients in either of the drug’s formulations.

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
•Completing the analysis of the full data set of the Phase 2 CALLIPER clinical trial and discussing the results with healthcare authorities to determine appropriate next steps for vidofludimus calcium in PMS.
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

Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $536.9 million as of March 31, 2025 and $511.4 million as of December 31, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the preclinical and clinical development of our product candidates and add personnel necessary to operate as a company with an advanced clinical pipeline of product candidates. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, additional equity financings, product licensing or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms, if at all.
From inception through March 31, 2025, we have raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, prefunded warrants and tranche rights. As of March 31, 2025, we had cash and cash equivalents of approximately $14.3 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital, but such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Vidofludimus Calcium Reduced Risk of Disability Worsening by 30% in Primary Progressive Multiple Sclerosis Patients from Phase 2 CALLIPER Trial

On April 30, 2025, we announced positive data from our Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. In the overall PMS patient population, vidofludimus calcium reduced the relative risk of 24-week confirmed disability worsening (“24wCDW”) events based on changes in the expanded disability status scale (“EDSS”) by 20% compared to placebo. Further analyses by disease subtype demonstrated that vidofludimus calcium was associated with a 30% reduction in the relative risk of 24wCDW events in the primary progressive multiple sclerosis study population compared to placebo and a respective 15% reduction in the non-active secondary progressive multiple sclerosis study population. A consistent reduction of disability worsening was observed in the different subpopulations with or without inflammatory gadolinium-enhanced lesion activity at baseline and during the study. Vidofludimus calcium reduced the relative risk of 24wCDW events in patients without gadolinium-enhancing lesions at baseline by 29% compared to placebo.

While vidofludimus calcium had a modest benefit on the exploratory primary magnetic resonance imaging (“MRI”) endpoint (annualized rate of percent brain volume change: 5% improvement compared to placebo), vidofludimus calcium substantially reduced the annualized rate of thalamic brain volume loss by 20% in patients with PMS compared to placebo. The total volume of new or enlarging T2 lesions showed a substantial difference between vidofludimus calcium and placebo over time, with vidofludimus calcium decreasing and placebo increasing (mean percent change, 3.19% benefit for vidofludimus calcium (-0.22%) over placebo (+2.97%) at month 24).

The top-line CALLIPER data set confirmed the favorable safety and tolerability profile of vidofludimus calcium already observed in previous clinical trials. No new safety signals were identified.

April 2025 Equity Offering

On April 9, 2025, Immunic entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 5,666,667 shares of the Company’s common stock, par value $0.0001 per share. The purchase price per Share was $0.90 for aggregate gross proceeds to the Company of approximately $5.1 million. The offer and sale of the Shares is referred to herein as the “Offering.” The Offering closed on April 10, 2025,

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the Offering raised from Investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of Common Stock, representing 5.0% of the Shares sold in the Offering (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable, in whole or in part, commencing 180 days from the date of the Placement Agency Agreement and expiring on the five year anniversary of the Placement Agency Agreement, at an initial exercise price per share of Common Stock of $1.125, which is equal to 125% of the price per Share to Investors in the Offering. The Placement Agent Warrants and the shares of Common Stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the Offering, after deducting commissions and the Company’s estimated offering expenses, was approximately $4.6 million.

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
Since our inception in March 2016, we have spent a total of approximately $399.8 million in research and development expenses through March 31, 2025.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our operating expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$21,533	$18,736	$2,797	15%
General and administrative	5,292	5,145	147	3%
Total operating expenses	$26,825	$23,881	$2,944	12%
Loss from operations	(26,825)	(23,881)	(2,944)	12%
Other income (expense):
Interest income	183	1,187	$(1,004)	(85)%
Change in fair value of the tranche rights	—	(4,796)	$4,796	N/A
Other income (expense), net	1,169	(2,094)	$3,263	(156)%
Total other income (expense)	1,352	(5,703)	$7,055	(124)%
Net loss	$(25,473)	$(29,584)	$4,111	(14)%

Research and development expenses increased by $2.8 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase reflects a $4.5 million increase in external development costs related to the vidofludimus calcium programs. The increase was offset by (i) a $1.2 million decrease in external development costs related to IMU-856 due to the completion of the Phase 1b clinical trial in celiac disease patients in 2024 and (ii) a $0.5 million decrease related costs across numerous categories.

General and administrative expenses increased by $0.2 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was due to (i) a $0.1 million increase in legal and consultancy expenses and (ii) a $0.1 million increase related costs across numerous categories.

Interest income decreased by $1.0 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to a lower average cash balance.

In the three months ended March 31, 2024, there was a non-cash charge related to the change in value of the tranche rights associated with the January 2024 Financing from January 8, 2024 until March 4, 2024. These tranches were initially classified as a liability, but were reclassified to equity on March 4, 2024, when stockholders approved the increase in our authorized shares from 130 million to 500 million shares of common stock and therefore the tranche 2 and tranche 3 rights needed to be revalued to fair value upon the reclassification to equity. There was no change in fair value of the tranche rights recognized in the three months ended March 31, 2025.

Other income (expense) increased by $3.3 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily attributable to (i) a $1.7 million expense related to the portion of deal costs from the January 2024 Financing related to the tranche rights that were established at the time of the deal closing in 2024, (ii) a $1.1 million grant income of the German Federal Ministry of Finance recognized in the first quarter 2025 and (iii) a $0.5 million increase across numerous categories.

Liquidity and Capital Resources
Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and has not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $536.9 million as of March 31, 2025 and $511.4 million as of December 31, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through March 31, 2025, we have raised net cash of approximately $430.9 million from private and public offerings of preferred stock, common stock, prefunded warrants and tranche rights. As of March 31, 2025, we had cash and cash equivalents of approximately $14.3 million.With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital, but such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2023 Registration Statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement resulting in a total S-3 shelf availability of approximately $412.3 million as of March 31, 2025.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of March 31, 2025, $80.0 million in capacity remains under the May 2024 ATM.

We agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the May 2024 ATM and have agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
We did not have any ATM activity during the three months ended March 31, 2025.
For the three months ended March 31, 2024, we raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000.
Equity Offerings
January 2024 Financing of up to $240 Million (the "January 2024 Financing")

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

The first tranche, which closed on January 8, 2024, resulted in the purchase by the Investors of an aggregate of $80 million of Common Stock (or pre-funded warrants) from the Company at a price of $1.43 per share; the second tranche is a conditional mandatory purchase by the Investors of an additional $80 million of Common Stock (or pre-funded warrants) from the Company at a price of $1.716 per share, equal to 120% of the price paid in the first tranche and is subject to the satisfaction of three conditions:

•release by the Company of topline data from its Phase 2b clinical trial of vidofludimus calcium (IMU-838) in progressive multiple sclerosis, which was released on April 30, 2025;
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

The January 2024 Financing resulted in gross proceeds to the Company of approximately $80 million in the first tranche, and an additional $80 million if and when the second tranche occurs. If the second tranche is completed and conditions for the third tranche are satisfied or waived, the Company could receive up to an additional $80 million in the third tranche. However, the amount of cash received in the third tranche would depend on the extent to which the Investors elect to fund the third tranche through a “cashless” or net settlement basis. Therefore, total gross proceeds from the offering to the Company could actually be between $80 million and $240 million. Gross proceeds to the Company will be reduced by fees paid to the placement agents, capital markets advisors and payments of transaction expenses. The Company has been using the net proceeds from the January 2024 Financing to fund the ongoing clinical development of its three lead product candidates, vidofludimus calcium (IMU-838), IMU-856 and IMU-381, and for other general corporate purposes.

April 2025 Equity Offering

On April 9, 2025, Immunic entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 5,666,667 shares of the Company’s common stock, par value $0.0001 per share. The purchase price per Share was $0.90 for aggregate gross proceeds to the Company of approximately $5.1 million. The offer and sale of the Shares is referred to herein as the “Offering.” The Offering closed on April 10, 2025,

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the Offering raised from Investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of Common Stock, representing 5.0% of the Shares sold in the Offering (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable, in whole or in part, commencing 180 days from the date of the Placement Agency Agreement and expiring on the five year anniversary of the Placement Agency Agreement, at an initial exercise price per share of Common Stock of $1.125, which is equal to 125% of the price per Share to Investors in the Offering. The Placement Agent Warrants and the shares of Common Stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the Offering, after deducting commissions and the Company’s estimated offering expenses, was approximately $4.6 million.
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
As of March 31, 2025, we had approximately $14.3 million in cash and cash equivalents.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2024	2023
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(21,776)	$(23,969)
Investing activities	$(47)	$(31)
Financing activities	$—	$74,464
Operating activities
During the three months ended March 31, 2025, operating activities used $21.8 million of cash. The use of cash primarily resulted from (i) our net loss of $25.5 million adjusted for non-cash charges of $2.5 million related to $2.4 million for stock-based compensation and $0.1 million related to depreciation and (ii) a $1.6 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2025 consisted primarily of a net increase of $2.4 million in accounts payable and other accrued expenses partially offset by $0.8 million decrease in our other current assets and prepaid expenses.
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
Investing activities
During the three months ended March 31, 2025, net investing activities used $47,000 due to the purchase of property and equipment.
During the three months ended March 31, 2024, net investing activities used $31,000 due to the purchase of property and equipment.
Financing Activities
There was no cash provided by financing activities for the three months ended March 31, 2025.

Net cash provided by financing activities was $74.4 million during the three months ended March 31, 2024 primarily consisting of net cash proceeds from the January 2024 Financing.
Off-Balance Sheet Arrangements
Through March 31, 2025, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Other Commitments and Obligations
See Note 2 - “Summary of Significant Accounting Policies - Collaboration Arrangements of the Notes to the condensed consolidated financial statements regarding the Company’s obligations under the option agreement with Daiichi Sankyo, which includes the potential payment of future development, regulatory and sales milestone payments, as well as royalties related to IMU-856.
Maturities of the operating lease obligation are as follows as of March 31, 2025:

2025	$585,000
2026	281,000
2027	82,000
2028	79,000
2029	—
Thereafter	—
Total	1,027,000
Interest	(52,000)
Present value of obligation	$975,000
Contractual Obligations
As of March 31, 2025, the Company has non-cancelable contractual obligations under certain agreements related to its development programs vidofludimus calcium and IMU-856 totaling approximately $2.6 million, all of which is expected to be paid in 2025 and 2026.
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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The standard was adopted for the annual period starting January 1, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents and investments of $14.3 million as of March 31, 2025, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. As of March 31, 2025, our German and Australian subsidiaries had net current liabilities (defined as current assets less current liabilities), subject to foreign currency translation risk, of $13.1 million. A change of approximately $1.3 million in net current liabilities would result as of March 31 2025, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the Euro. In addition, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2025, would have impacted our net loss by approximately $2.0 million, primarily due to the Euro.
Effects of Inflation and Tariffs
We have experienced a general increase in costs as a result of global inflation, however, we do not believe that inflation and changing prices had a material impact on our results of operations for any periods presented herein. We do not believe that currently enacted or proposed tariffs will have a material impact on our operations going forward, but the actual impact of potential or unannounced tariffs are not knowable at this time.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e)) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that as of March 31, 2025 our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 and the other information in this Report, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our Annual Report, and the following risk factor and the risks described in our Form 10-K and elsewhere in this Report occur, our business, operating results and financial condition could be seriously harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in our Annual Report and elsewhere in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).
Item 6. Exhibits

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunic, Inc.	8-K	3.1	March 8, 2024
4.1	2019 Omnibus Equity Incentive Plan, as amended,	S-8	4.2	August 21, 2023

4.2+	Amended and Restated 2021 Employee Stock Purchase Plan.	S-8	10.3	July 28, 2021
4.4	Form of Pre-Funded Warrant	8-K	4.1	January 4, 2024
4.5	Form of Placement Agent Warrant	8-K	4.1	April 9, 2025
10.1+	Addendum No. 6, dated August 29, 2024, to Employment Agreement, dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	September 3, 2024
10.2+	Employment Agreement, dated December 18, 2023, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	10.3	December 18, 2023
10.3	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	December 18, 2023
10.4	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	10.2	December 18, 2023
10.5	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	10.4	December 18, 2023
10.6	Securities Purchase Agreement, dated January 4, 2024, by and among the Company and the Investors.	8-K	10.1	January 4, 2024
10.7	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.8	Service Agreement, dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler.	10-K	10.5	February 23, 2023
10.9	Service Agreement, dated September 29, 2016, between Immunic AG and Daniel Vitt.	10-K	10.6	February 23, 2023
10.10+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.11+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
10.12+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.13+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.14+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.15+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.16+	Employee Agreement, dated July 9, 2024, between Immunic, Inc. and Jason Tardio	10-Q	10.16	August 8, 2024
10.17	Employment agreement dated December 13, 2024, between Immunic, Inc. and Dr. Daniel Vitt	8-K	10.1	December 18, 2024
10.18	Form of Placement Agency Agreement	8-K	10.1	April 9, 2025
10.19	Form of Securities Purchase Agreement	8-K	10.2	April 9, 2025
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: May 15, 2025                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025                    By: /s/ Glenn Whaley
    Glenn Whaley
    Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)