Form 10-Q
period 2025-06-30
IMMUNIC, INC.
filed 2025-08-07
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

On July 31, 2025, 98,650,590 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,310	$35,668
Other current assets and prepaid expenses	4,532	3,664
Total current assets	59,842	39,332
Property and equipment, net	612	545
Right-of-use assets	975	991
Total assets	$61,429	$40,868
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,893	$7,846
Accrued expenses	18,113	12,913
Other current liabilities	1,307	1,416
Total current liabilities	27,313	22,175
Long term liabilities
Operating lease liabilities	205	264
Total long-term liabilities	205	264
Total liabilities	27,518	22,439
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized and no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024, and 98,650,590 and 90,150,869 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	595,069	525,611
Accumulated other comprehensive income	2,525	4,209
Accumulated deficit	(563,692)	(511,399)
Total stockholders’ equity	33,911	18,429
Total liabilities and stockholders’ equity	$61,429	$40,868
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$21,369	$18,323	$42,902	$37,059
General and administrative	5,714	4,491	11,006	9,636
Total operating expenses	27,083	22,814	53,908	46,695
Loss from operations	(27,083)	(22,814)	(53,908)	(46,695)
Other income (expense):
Interest income	241	998	424	2,185
Change in fair value of the tranche rights	—	—	—	(4,796)
Other income (expense), net	22	436	1,191	(1,658)
Total other income (expense)	263	1,434	1,615	(4,269)
Net loss	$(26,820)	$(21,380)	$(52,293)	$(50,964)

Net loss per share, basic and diluted	$(0.20)	$(0.21)	$(0.45)	$(0.51)

Weighted-average common shares outstanding, basic and diluted	132,175,202	101,272,580	116,844,985	99,607,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(26,820)	$(21,380)	$(52,293)	$(50,964)
Other comprehensive income (loss):
Foreign currency translation	(1,399)	(505)	(1,684)	23
Total comprehensive loss	$(28,219)	$(21,885)	$(53,977)	$(50,941)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2025	90,150,869	$8	$525,611	$4,209	$(511,399)	$18,429
Net loss	—	—	—	—	(25,473)	(25,473)
Stock-based compensation	—	—	2,042	—	—	2,042
Foreign exchange translation adjustment	—	—	—	(285)	—	(285)
Balance at March 31, 2025	90,150,869	$8	$527,653	$3,924	$(536,872)	$(5,287)
Net loss	—	—	—	—	(26,820)	(26,820)
Stock-based compensation	—	—	1,899	—	—	1,899
Foreign exchange translation adjustment	—	—	—	(1,399)	—	(1,399)
Issuance of pre-funded warrants - May 2025 Offering, net of issuance costs of $4,332	—	—	60,661	—	—	60,661
Issuance of common stock - April 2025 Offering, net of issuance costs of $367	5,666,667	1	4,733	—	—	4,734
Exercise of pre-funded warrants from January 2024 Financing	2,613,057	—	—	—	—	—
Shares issued in connection with the Company's employee stock purchase plan	219,997	—	123	—	—	123
Balance at June 30, 2025	98,650,590	$9	$595,069	$2,525	$(563,692)	$33,911

Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2024	45,177,730	$4	$436,060	$3,759	$(410,892)	$28,931
Net loss	—	—	—	—	(29,584)	(29,584)
Stock-based compensation	—	—	2,750	—	—	2,750
Foreign exchange translation adjustment	—	—	—	528	—	528
Issuance of common stock and pre-funded warrants - January 2024 Financing, net of issuance costs of $4,037	44,751,286	4	52,360	—	—	52,364
Conversion of tranche rights liability to equity	—	—	28,396	—	—	28,396
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $6	150,000	—	191	—	—	191
Balance at March 31, 2024	90,079,016	$8	$519,757	$4,287	$(440,476)	$83,576
Net loss	—	—	—	—	(21,380)	(21,380)
Stock-based compensation	—	—	1,882	—	—	1,882
Foreign exchange translation adjustment	—	—	—	(505)	—	(505)
Balance at June 30, 2024	90,079,016	$8	$521,639	$3,782	$(461,856)	$63,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(52,293)	$(50,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	57
Unrealized foreign currency gain	—	(147)
Stock-based compensation	3,941	4,632
Non-cash lease expense	108	342
Change in fair value of tranche rights	—	4,796
Fees expensed as part of January 2024 Financing	—	1,690
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(429)	375
Accounts payable	(896)	2,977
Accrued expenses	3,447	(4,420)
Other liabilities	(231)	4
Operating lease liability	(118)	(350)
Net cash used in operating activities	(46,385)	(41,008)
Cash flows from investing activities:
Purchases of property and equipment	(83)	(211)
Net cash used in investing activities	(83)	(211)
Cash flows from financing activities:
Proceeds from public offering of common stock through At The Market Sales Agreement, net	—	191
Proceeds from January 2024 Financing, net of issuance costs	—	74,273
Proceeds from shares issued in connection with the Company's employee stock purchase plan	123	—
Proceeds from May 2025 Offering, net of issuance costs	60,661	—
Proceeds from April 2025 Offering, net of issuance costs	4,734	—
Net cash provided by financing activities	65,518	74,464
Effect of exchange rate changes on cash and cash equivalents	592	(221)
Net change in cash and cash equivalents	19,642	33,024
Cash and cash equivalents, beginning of period	35,668	46,674
Cash and cash equivalents, end of period	$55,310	$79,698
Supplemental disclosure of noncash investing and financing activities:
Conversion of tranche rights liability to equity upon increase in authorized shares	$—	$28,396
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company had approximately 90 employees as of July 31, 2025.
The Company is pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“RMS”), and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS ("RRMS"), progressive MS (“PMS”) and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease ("IBD"), Graft-versus-Host-Disease ("GvHD") and possibly weight management; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing additional funding to continue and potentially complete the development and commercialization of the Company's three development programs.
Financial Condition, Liquidity and Going Concern
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $563.7 million as of June 30, 2025 and $511.4 million as of December 31, 2024. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through June 30, 2025, Immunic has raised net cash of approximately $496.3 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of June 30, 2025, the Company had cash and cash equivalents of approximately $55.3 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these condensed consolidated financial statements included in this quarterly report without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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

Unaudited Interim Financial Information
Immunic has prepared the accompanying interim unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles, (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly Immunic’s consolidated financial position, consolidated results of operations, consolidated statement of stockholders’ equity (deficit) and consolidated cash flows for the periods and as of the dates presented. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the"SEC") on March 31, 2025. The nature of Immunic’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year or for corresponding interim periods in an any subsequent year.
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
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S. of approximately $47.9 million, Germany of approximately $7.3 million and Australia of approximately $0.1 million as of June 30, 2025. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and cash equivalents in the U.S. are held at JP Morgan and are primarily held in a U.S. Government money market fund account earning interest at a rate of 4.1% during the period ended June 30, 2025. Cash and cash equivalents in Germany are earning interest at a rate of 1.6% to 3.25% during the period ended June 30, 2025.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $43,000 and $31,000 for the three months ended June 30, 2025 and 2024, respectively, and $86,000 and $57,000 for the six months ended June 30, 2025 and 2024, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the six months ended June 30, 2025 and 2024.
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
Daiichi Sankyo Agreement
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
Ludwig-Maximilians-University Agreement
Effective June 30, 2025 Immunic AG entered into a licensing agreement with Ludwig-Maximilians-University for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments.
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of other (income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to 3.5 million Euros per year. We had recognized expense of $7,000 and income of $3,000 for the three months ended June 30, 2025 and 2024, respectively and $1.0 million and $39,000 of other income related to research activities performed during the six months ended June 30, 2025 and 2024, respectively.
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
The Company estimates the fair value of stock options using the Black-Scholes-Merton option-pricing model ("BSM"), which requires the use of estimates and subjective assumptions, including the risk-free interest rate, the expected dividend yield of the Company’s common stock, the expected volatility of the price of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.
Leases
The Company leases office space and office equipment. The underlying lease agreements have lease terms of less than 12 months and up to 60 months. Leases with terms of 12 months or less at inception are not included in the operating lease right of use asset and operating lease liability.
The Company has three existing leases for office and laboratory space. At inception of a lease agreement, the Company determines whether an agreement represents a lease and at commencement each lease agreement is assessed as to classification as an operating or financing lease. The Company's leases have been classified as operating leases and an operating lease right-of-use asset and an operating lease liability have been recorded on the Company’s consolidated balance sheet. A right-of-use lease asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents its commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term used in estimating future lease payments may include options to extend when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or changes in expectations regarding the lease term. Variable lease costs such as common area costs and property taxes are expensed as incurred.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of June 30, 2025 and December 31, 2024, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.

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
Warrants and Tranche Rights
The Company accounts for issued financial instruments either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). If financial instruments do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the financial instruments should be classified as a liability or as equity. Liability-classified financial instruments are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the financial instruments after the issuance date is recorded in the Consolidated Statements of Operations as a gain or loss. If financial instruments do not require liability classification under ASC 815-40, the instrument is classified in permanent equity. Equity-classified financial instruments are accounted for based on allocated proceeds on the issuance date with no subsequent measurement after the issuance date.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three and six months ended June 30, 2025 includes 8,580,507 pre-funded warrants from the January 2024 Financing and 86,666,667 pre-funded warrants from the May 2025 Offering that remain unexercised as of June 30, 2025. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three and six months ended June 30, 2024 includes 11,193,564 per-funded warrants from the January 2024 Financing that were unexercised as of June 30, 2024.
Potentially dilutive securities, which are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of June 30,
	2025	2024
Options to purchase common stock	25,853,605	10,819,558
Placement agent warrants	283,334	—
	26,136,939	10,819,558
Recently Issued and/or Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The standard was adopted by the Company for the annual period starting January 1, 2025.
On November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses in commonly presented expense captions such as inventory purchases, employee compensation, depreciation and intangible asset amortization. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	June 30, 2025	December 31, 2024
Prepaid clinical and related costs	$2,467	$1,871
VAT receivable	594	647
Prepaid insurance	610	198
Other	861	948
Total	$4,532	$3,664
Accounts Payable
Accounts Payable consist of (in thousands):

	June 30, 2025	December 31, 2024
Clinical costs	$7,015	$7,561
Legal and audit costs	743	31
Other	135	254
Total	$7,893	$7,846
Accrued Expenses
Accrued expenses consist of (in thousands):

	June 30, 2025	December 31, 2024
Accrued clinical and related costs	$16,227	$12,456
Accrued legal and audit costs	353	72
Accrued compensation	1,457	354
Accrued other	76	31
Total	$18,113	$12,913
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	June 30, 2025	December 31, 2024
Lease liabilities	$774	$740
Other	533	676
Total	$1,307	$1,416

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
The leases do not provide an implicit rate and, due to the lack of a commercially salable product, the Company is generally considered unable to obtain commercial credit. Therefore, the Company estimated its incremental interest rate to be 6% for the original leases and 8% for the New York City extension and German laboratory, considering the quoted rates for the lowest investment-grade debt. Immunic used its estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.
 Immunic’s operating lease costs and variable lease costs were $312,000 and $270,000 for the three months ended June 30, 2025 and 2024, respectively and $591,000 and $527,000 for the six months ended June 30, 2025 and 2024, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
Maturities of the operating lease obligation are as follows as of June 30, 2025 (in thousands):

2025	$415
2026	444
2027	85
2028	82
Total	$1,026
Interest	(47)
Present value of obligation	$979

5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$47,190	$47,190	$—	$—
Total assets at fair value	$47,190	$47,190	$—	$—

	Fair Value Measurement at Fair Value Measurement at December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$14,751	$14,751	$—	$—
Total assets at fair value	$14,751	$14,751	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds which are included as a component of cash and cash equivalents on the Consolidated Balance Sheet, realized gains and losses are included in interest income on the Consolidated Statements of Operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 4.1% in a U.S. Government money market fund.
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2025. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The Company recorded tranche rights of $23.6 million at January 8, 2024 as a result of the January 2024 Financing (see note 6). The fair value measurement of the tranche rights associated with the January 2024 Financing was classified as Level 3 under the fair value hierarchy. The fair value of the tranche rights was determined using a Black Scholes Option Pricing Model. The inputs to this model included a risk-free rate range of 3.93%-4.36%, a stock price volatility range of 105-115%, an expected dividend rate of 0% and remaining term of 1.81-4.81 years. This liability was revalued on March 4, 2024, upon stockholder approval to increase its authorized shares of common stock from 130 million to 500 million, which resulted in the reclassification of the tranche rights from a liability to equity. This revaluation resulted in an increase in the tranche rights liability of $4.8 million using a Black Scholes Option Pricing Model. The inputs to this model as of the date of the reclassification included a risk-free rate range of 4.16%-4.63%, a stock price volatility range of 90%-105%, an expected dividend rate of 0% and remaining term of 1.66-4.66 years. The inputs used in the determination of fair value of the liability are level 3 inputs. A rollforward of the fair value of the tranche rights is as follows (in thousands):

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
In November 2023, the Company filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. This registration statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement. As a result of the April 2025 Offering and May 2025 Offering, the amount available under the 2023 Shelf Registration Statement was reduced by $70.1 million to $342.2 million as of June 30, 2025.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of June 30, 2025, $80.0 million in capacity remains under the May 2024 ATM.
  The Company has agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the May 2024 ATM and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
The Company did not have any ATM activity during the three or six months ended June 30, 2025.
For the three and six months ended June 30, 2024, we raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000.
April 2025 Offering

On April 9, 2025, Immunic entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 5,666,667 shares of the Company’s common stock, par value $0.0001 per share. The purchase price per share was $0.90 for aggregate gross proceeds to the Company of approximately $5.1 million. The offer and sale of the shares is referred to herein as the “April 2025 Offering.” The April 2025 Offering closed on April 10, 2025.

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the April 2025 Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the April 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the April 2025 Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of common stock, representing 5.0% of the shares sold in the April 2025 Offering (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable, in whole or in part, commencing 180 days from the date of the Placement Agency Agreement and expiring on the five year anniversary of the Placement Agency Agreement, at an initial exercise price per share of common stock of $1.125, which is equal to 125% of the price per share to investors in the April 2025 Offering. The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the April 2025 Offering, after deducting commissions and the Company’s offering expenses, was approximately $4.7 million.

The April 2025 Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), on the Company’s Registration Statement on Form S-3 (Registration No. 333-275717), previously filed with the SEC, and declared effective on May 31, 2024.

May 2025 Equity Offering

On May 28, 2025, Immunic entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC, issuance and sale of (i) pre-funded warrants to purchase an aggregate of 86,666,667 shares of common stock, par value $0.0001 (“Common Stock”) of the Company (the “Pre-Funded Warrants”), (ii) accompanying series A warrants to purchase an aggregate of 86,666,667 shares of Common Stock of the Company (or Pre-Funded Warrants) (the “Series A Warrants”), and (iii) accompanying series B warrants to purchase an aggregate of 86,666,667 shares of Common Stock of the Company (or Pre-Funded Warrants) (the “Series B Warrants”) (the “May 2025 Offering”). The price per Pre-Funded Warrant and accompanying Series A Warrant and Series B Warrant was $0.7499.

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per share and will expire when exercised in full. Each Series A Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.75 per share and will expire on December 31, 2025. Each Series B Warrant is exercisable on the earlier of (i) October 1, 2025, (ii) the first day following any five trading days during which the volume weighted average price for the Common Stock of the Company during such five trading day period is $1.25 or greater (the “VWAP Target”), or (iii) immediately prior to the consummation of a Fundamental Transaction (as defined in the Series B Warrants) for one share of Common Stock at an exercise price of $0.75 per share and will expire five years from the date of issuance. Each Series A Warrant and Series B Warrant will immediately expire in proportion to the extent that the corresponding Pre-Funded Warrant is exercised prior to September 30, 2025; provided that this term will not apply to the Series B Warrants immediately as of the date of achievement of the VWAP Target. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant. Holders of Series A Warrants may, provided there is no effective registration statement or prospectus available which covers the warrants and shares of Common Stock issuable upon exercise of the Series A Warrants, in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Series A Warrant.

The Company is prohibited from effecting an exercise of any Pre-Funded Warrants, Series A Warrants or Series B Warrants to the extent that such exercise would result in the number of shares of Common Stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”), which percentage may be increased or decreased at the holder’s election, not to exceed 19.99%. Any increase to the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company. If a holder is not permitted to exercise a Series A Warrant or a Series B Warrant for Common Stock due to the Beneficial Ownership Limitation, then the holder may exercise such Series A Warrant or Series B Warrant for an equivalent number of Pre-Funded Warrants.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. The Company may receive up to an aggregate of $130 million of additional gross proceeds if the Series A Warrants and Series B Warrants are exercised in full for cash. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.

The May 2025 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-275717), as amended, previously filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2023, and declared effective by the SEC on May 31, 2024, as supplemented by the preliminary prospectus supplement, dated May 28, 2025, and a final prospectus supplement (the “Prospectus Supplement”) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on May 30, 2025. The closing of the May 2025 Offering took place on June 3, 2025.
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
•The second tranche is a conditional mandatory purchase by the Investors of an additional $80 million of Common Stock (or pre-funded warrants) from the Company at a price of $1.716 per share, equal to 120% of the price paid in the first tranche and is subject to the satisfaction of three conditions:
◦release by the Company of topline data from its Phase 2b clinical trial of vidofludimus calcium (IMU-838) in progressive multiple sclerosis, which data was announced on April 30, 2025;
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
The volume-weighted average share price and minimum trading volume conditions of the second and third tranches have not been satisfied as of June 30, 2025. Any of the conditions in the second or third tranches can be waived by holders of a majority of the outstanding securities (including the lead investor). The fair value methodology used by the Company assumed the conditions will be waived if the trading price of the stock exceeds the purchase price. Through June 30, 2025, the investors in the first tranche have not purchased any additional shares of common stock from the Company pursuant to the terms of the January 2024 Financing.

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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through June 30, 2025, no cash dividends had been declared or paid.
Notice of Non-Compliance with Nasdaq Listing Rule 5450(a)(1)

On June 27, 2025, Immunic, Inc. received a written notification (the “Notice Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until December 24, 2025 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. If we do not regain compliance by the end of the Initial Compliance Period, we may apply for an additional compliance period as provided for in the Notice Letter. Nasdaq’s determination of whether we qualify for an additional compliance period will depend on whether we will meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and a written notice of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

The Notice Letter has no immediate effect on the listing of our common stock on The Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. In the event that we do not regain compliance with Listing Rule 5450(a)(1) prior to the expiration of the Initial Compliance Period (or additional compliance period, if applicable), we will receive written notification that our securities are subject to delisting.

The Company intends to actively monitor the closing bid price of its common stock and is evaluating available options to regain compliance with the minimum bid price requirement. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or that the Company will otherwise remain in compliance with the other listing standards for the Nasdaq. If the Company’s common stock is delisted from Nasdaq, it could have a material adverse effect on the trading price and liquidity of the common stock.
Pre-funded Warrants
The Company issued 11,193,564 pre-funded warrants in connection with the January 2024 Financing, 2,613,057 of which were exercised in the quarter ended June 30, 2025 and 8,580,507 of which remain outstanding as of June 30, 2025.
Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, with such voting powers (if any), designations, powers, preferences, and relative, participating, optional or other rights, if any, and any qualifications, limitations or restrictions thereof, as shall be set by the Board of Directors. No preferred shares were issued or outstanding as of June 30, 2025.

Stock Reserved for Future Issuance
Shares reserved for future issuance at June 30, 2025 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	708,161
Pre-funded stock warrants	8,580,507
Placement agent warrants	283,334
Outstanding stock options	25,853,605
Shares reserved for the second tranche of the January 2024 financing	46,620,046
Maximum shares reserved for the second tranche of the January 2024 financing	46,620,046
Shares reserved for the May 2025 Pre-funded warrants	86,666,667
Shares reserved for the May 2025 Series A warrants	86,666,667
Maximum shares reserved for the May 2025 Series B warrants	86,666,667
Common stock options available for future grant:
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	596,224
Total common shares reserved for future issuance	389,308,174

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

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 491,839 shares life-to-date under the ESPP. The Company recognized $22,000 and $48,000 of expense related to the plan during the three and six months ended June 30, 2025, respectively. The Company recognized no expense related to the plan during the three and six months ended June 30, 2024, respectively.

Stock Option Programs

In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan, (as amended, the “2019 Plan”), which was adopted by the Board of Directors (the "Board") with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan included an evergreen provision that allowed for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2023 by a total of 4,408,871 shares. At the Company's Annual Stockholders meeting on June 28, 2023, stockholders voted to increase the allowable shares under the 2019 plan by 4,440,000 shares as well as to eliminate the evergreen provision. On March 4, 2024, the stockholders voted at the Company's Special Meeting to increase the allowable shares under the 2019 plan by 9,100,000 shares. On June 4, 2025, at the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to amend the terms of the 2019 Plan to, among other things, increase the allowable shares under the 2019 plan by 7,000,000 shares. The 2019 Plan (as amended on June 28, 2023 and

March 4, 2024) is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
Stock Option Repricing
On March 4, 2024, the Company's stockholders voted to approve the repricing of outstanding stock options having an exercise price above $3.00 per share to $1.72 per share. All other terms of the grant remained the same. There were 3,317,596 stock options that were repriced to $1.72 per share. The repricing resulted in $1.2 million of stock compensation being recognized by the Company over the remaining term of the repriced grants. $52,000 and $0.1 million was recognized in the three months and six months ended June 30, 2025, respectively and $17,000 and $1.0 million of this amount was recognized in the three months and six months ended June 30, 2024, respectively.
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
Movements during the year
The following table summarizes stock option activity for the six months ended June 30, 2025 and 2024, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	16,136,045	$1.52
Granted	9,937,100	$0.78
Exercised	—	$—
Forfeited or expired	(219,540)	$1.50
Outstanding as of June 30, 2025	25,853,605	$1.24	8.77	$—
Options exercisable as of June 30, 2025	7,042,889	$1.79	7.04	$—

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	6,196,140	$7.15
Granted	4,810,349	$1.22
Exercised	—	$—
Repricing Modification	—	$9.55
Forfeited or expired	(186,931)	$2.55
Outstanding as of June 30, 2024	10,819,558	$1.66	8.43	$1,875
Options exercisable as of June 30, 2024	3,606,762	$2.14	6.97	$—

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
Expected Volatility
The Company estimates expected volatility based on the historical volatility of its own stock. The historical volatility data was computed using the daily closing prices during the equivalent period of the calculated expected term of the stock-based awards.
Expected Term
The expected term of options is estimated considering the vesting period at the grant date, the life of the option and the average length of time similar grants have remained outstanding in the past.
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the six months ended June 30, 2025 and 2024 was $0.67 and $0.98, respectively. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.14%	4.10%
Expected dividend yield	0%	0%
Expected volatility	116.0%	99.6%
Expected term of options (years)	5.91	5.95
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$761,000	$842,000	$1,592,000	$2,005,000
General and administrative	1,138,000	1,040,000	2,349,000	2,627,000
Total	$1,899,000	$1,882,000	$3,941,000	$4,632,000
As of June 30, 2025, there was $15.6 million in total unrecognized compensation expense relating to the 2019 Plan, to be recognized over a weighted average period of 3.16 years. There was $28,000 and $24,000 of stock-based compensation expense during the three months ended June 30, 2025 related to the repricing included in general and administrative and research and development expense respectively. There was $56,000 and $49,000 of stock-based compensation expense during the six months ended June 30, 2025 related to the repricing included in general and administrative and research and development expense, respectively. There was $9,000 and $8,000 of stock-based compensation expense during the three months ended June 30, 2024 related to the repricing included in general and administrative and research and development expense respectively. There was

$0.6 million and $0.3 million of stock-based compensation expense during the six months ended June 30, 2024 related to the repricing included in general and administrative and research and development expense, respectively.
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
There are no longer any shares available for grant under the 2014 Plan as of June 30, 2025.
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
No expense was recorded for the plans assumed from Vital during the three or six months ended June 30, 2025 and 2024, respectively.

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

9. Commitments and Contingencies
Contractual Obligations
As of June 30, 2025, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium and IMU-856 totaling approximately $2.1 million, all of which is expected to be paid in 2025 and 2026.
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

Ludwig-Maximilians-University Agreement
Effective June 30, 2025 Immunic AG entered into a licensing agreement with Ludwig-Maximilians-University for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments.
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

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30:

	Three Months Ended June 30,
	2025	2024
Operating expenses:
Clinical product candidates	$17,710	$14,931
Pre-clinical product candidates	231	219
Employee costs- research and development	2,594	1,887
Employee costs-general and administrative	2,083	1,348
Non-cash stock compensation	1,899	1,882
Depreciation expense	43	34
Professional fees and other segment expenses	2,523	2,513
Total operating expenses	27,083	22,814
Loss from operations	(27,083)	(22,814)
Interest income	241	998
Other income (expense)	22	436
Net loss	$(26,820)	$(21,380)

	Six Months Ended June 30,
	2025	2024
Operating expenses:
Clinical product candidates	$35,491	$29,882
Pre-clinical product candidates	345	400
Employee costs- research and development	4,761	3,881
Employee costs-general and administrative	3,643	2,704
Non-cash stock compensation	3,941	4,632
Depreciation expense	86	57
Professional fees and other segment expenses	5,641	5,139
Total operating expenses	53,908	46,695
Loss from operations	(53,908)	(46,695)
Interest income	424	2,185
Change in fair value of the tranche rights	—	(4,796)
Other income (expense)	1,191	(1,658)
Net loss	$(52,293)	$(50,964)

11. Subsequent Events
Stock Appreciation Rights Plan
On July 7, 2025, the Board of Directors (the “Board”) of Immunic, Inc. (the “Company”) authorized grants, subject to the final approval of the Compensation Committee of the Board, of up to an aggregate of 35,000,000 stock appreciation rights (“SARs”) to the Company’s employees and executive officers. This includes an aggregate of 22,015,000 SARs to the Company’s executive officers. The SARs could be settled for cash, but it is the intention of the Company that these SARs will be settled for shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) provided the Company obtains stockholder approval to amend the Company’s 2019 Omnibus Equity Incentive Plan, as amended (the “Plan”), to provide for a sufficient number of shares of Common Stock to support the settlement of the SARs in shares of Common Stock. The Company intends to seek stockholder approval to increase the number of shares available under the Plan. The exercise price of each SAR is $0.77, the closing price of the Common Stock on July 7, 2025.

Of the 35,000,000 SARs, (i) 5,000,000 will be exercisable beginning August 1, 2026; (ii) up to 10,000,000 will be exercisable beginning August 1, 2026, subject to the exercise of the Company’s Series A warrants by the holders thereof; (iii) up to 10,000,000 will be exercisable beginning August 1, 2026, subject to the exercise of the Company’s Series B warrants by the holders thereof; (iv) up to 5,000,000 will be exercisable beginning August 1, 2026, subject to the Company’s issuance of Common Stock or pre-funded warrants to subscribers in connection with the second tranche of the Company’s January 4, 2024 private placement (the “January 2024 Offering”); and (v) up to 5,000,000 will be exercisable beginning August 1, 2026, subject to the issuance of Common Stock or pre-funded warrants to subscribers in connection with the third tranche of the January 2024 Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q (this "Quarterly Report") and audited Consolidated Financial Statements for the years ended December 31, 2024 and 2023 of Immunic, Inc. filed with the Securities and Exchange Commission ("SEC"), in our Annual Report on Form 10-K on March 31, 2025. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Immunic” refer to Immunic, Inc. and its subsidiaries.

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
Forward-looking statements discuss matters that are not historical facts. Our forward-looking statements involve assumptions that, if they ever materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. In this Quarterly Report, for example, we make forward-looking statements, among others, regarding our development programs, potential strategic options; financial estimates and projections; and the sufficiency of our capital resources to fund our operations.
The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward-looking statements as a result of various factors, including those noted below under the caption “Part II, Item 1A-Risk Factors,” and the risk factors described in our most recent Annual Report on Form 10-K filed with the SEC, and the differences may be material. These risk factors include, but are not limited to statements relating to our development programs and the targeted diseases; the potential for vidofludimus calcium and IMU-856 to safely and effectively target diseases; the nature, strategy and focus of the Company; expectations regarding our capitalization and financial resources; the development, timing and commercial potential of any product candidates of the Company; and our ability to attract and retain certain personnel important to our ongoing operations and to maintain effective internal control over financial reporting.
Although our forward-looking statements reflect the current good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof, except as required by law.
Overview
Immunic, Inc. (“Immunic," “we,” “us,” “our” or the "Company") is a biotechnology company developing a clinical pipeline of selective oral immunology therapies focused on treating chronic inflammatory and autoimmune diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had approximately 90 employees as of July 31, 2025.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“RMS”), and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS ("RRMS"), progressive MS (”PMS”) and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”), Graft-versus-Host-Disease ("GvHD") and possibly weight management; and the IMU-381 program, which is a next generation molecule being developed to specifically address the needs of gastrointestinal diseases.

The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), is being tested in ongoing MS trials as part of its overall clinical program in order to support potential approvals for patients with MS in major markets.

The Phase 3 ENSURE program of vidofludimus calcium in RMS, comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, is currently ongoing. On October 22, 2024, we announced a positive outcome of an interim analysis of the ENSURE program, with an unblinded Independent Data Monitoring Committee ("IDMC") confirming that the predetermined futility criteria have not been met and recommending that both ENSURE trials should continue without changes, including no need for a potential increase of the sample size. On June 5, 2025, we announced completion of enrollment for both ENSURE trials. Each of the trials enrolled adult patients with active RMS at more than 100 sites in 15 countries. In total, 1,121 patients in ENSURE-1 and 1,100 patients in ENSURE-2 have been randomized in a double-blinded fashion to either 30 mg daily doses of vidofludimus calcium or placebo. The top-line data for both ENSURE trials is expected by the end of 2026. Although we currently believe that this goal is achievable, it is dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate.

Our Phase 2 CALLIPER trial of vidofludimus calcium in PMS was designed to corroborate vidofludimus calcium’s neuroprotective potential and to evaluate the clinical efficacy, safety and tolerability of vidofludimus calcium in a broad set of PMS patients to determine the suitability of advancing to a confirmatory Phase 3 program. On October 9, 2023, we announced positive interim data from the CALLIPER trial, showing biomarker evidence that vidofludimus calcium’s activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential. In April and June 2025, we announced positive clinical data from the CALLIPER trial, showing substantial and medically relevant reductions in 24-week confirmed disability progression as well as in the annualized rate of thalamic brain volume loss and volume of new or enlarging T2 lesions. The top-line data also confirmed the favorable safety and tolerability profile of vidofludimus calcium already observed in previous clinical trials.

If approved, we believe that vidofludimus calcium, with combined neuroprotective, anti-inflammatory, and antiviral effects as well as a favorable safety and tolerability profile, has the potential to be a unique treatment option targeted to the complex pathophysiology of MS. Preclinical data showed that vidofludimus calcium activates the neuroprotective transcription factor nuclear receptor-related 1 (“Nurr1”), which is associated with direct neuroprotective effects and may enhance the potential benefit for patients. Additionally, vidofludimus calcium is a known inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”), which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with the anti-inflammatory and antiviral effects of vidofludimus calcium. We believe that the combined mechanisms of vidofludimus calcium are unique in the MS space and support the therapeutic performance observed in our Phase 2 EMPhASIS trial in RRMS patients and in our Phase 2 CALLIPER trial in PMS patients. Vidofludimus calcium has shown a consistent pharmacokinetic, safety and tolerability profile in clinical trials reported, to date, and has already been exposed to approximately 2,700 human subjects and patients in either of the drug’s formulations.

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

Data from a Phase 1b clinical trial in celiac disease patients during periods of gluten-free diet and gluten challenge demonstrated positive effects for IMU-856 over placebo in four key dimensions of celiac disease pathophysiology: protection of the gut architecture, improvement of patients’ symptoms, biomarker response, and enhancement of nutrient absorption. IMU-856 was also observed to be safe and well-tolerated in this trial. In a post hoc analysis of this Phase 1b clinical trial, IMU-856 demonstrated a dose-dependent increase of endogenous glucagon-like peptide-1 (“GLP-1”) levels. IMU-856 also showed a dose-dependent reduction of body weight gain and food consumption in preclinical in vivo testing. These two effects may indicate the potential for IMU-856 as an oral treatment option for weight management. Contingent on financing, licensing or partnering, we are currently preparing further clinical testing of IMU-856.

Immunic has selected IMU-381 as a development candidate to specifically address the needs of gastrointestinal diseases. IMU-381 is a next generation molecule with improved overall properties, supported by a series of chemical derivatives. IMU-381 is currently in preclinical testing.

Additional research and development activities remain ongoing through preclinical research examining the potential to treat a broad set of neuroinflammatory, autoimmune and viral diseases with new molecules leveraging our chemical and pharmacological research platform as well as generated intellectual property in these areas. We are also exploring several options to possibly support further development of certain assets and technologies, including a potential spin-off into a new company and potential licensing transactions.

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
•Executing the IMU-856 development program, including preparation of additional clinical testing.
•Continuing preclinical research to complement the existing clinical activities, explore additional indications for potential future development and generating additional molecules for potential future development.
•Facilitating readiness for potential commercial launch of our product candidates, if regulatory approvals are received, through targeted and stage-appropriate pre-commercial activities.
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

Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $563.7 million as of June 30, 2025 and $511.4 million as of December 31, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through June 30, 2025, we have raised net cash of approximately $496.3 million from private and public offerings of common stock, pre-funded warrants, common stock purchase warrants and tranche rights. As of June 30, 2025, we had cash and cash equivalents of approximately $55.3 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements included in this Quarterly Report without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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

Vidofludimus Calcium Reduced Risk of Disability Worsening by 30% in Primary Progressive Multiple Sclerosis Patients from Phase 2 CALLIPER Trial

On April 30, 2025, we announced positive data from our Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. In the overall PMS patient population, vidofludimus calcium reduced the relative risk of 24-week confirmed disability worsening (“24wCDW”) events based on changes in the expanded disability status scale (“EDSS”) by 20% compared to placebo. Further analyses by disease subtype demonstrated that vidofludimus calcium was associated with a 30% reduction in the relative risk of 24wCDW events in the primary progressive multiple sclerosis ("PPMS") study population compared to placebo and a respective 15% reduction in the non-active secondary progressive multiple sclerosis (“naSPMS”) study population. A consistent reduction of disability worsening was observed in the different subpopulations with or without inflammatory gadolinium-enhanced lesion activity at baseline and during the study. Vidofludimus calcium reduced the relative risk of 24wCDW events in patients without gadolinium-enhancing lesions at baseline by 29% compared to placebo.

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

The top-line CALLIPER data set supports the favorable safety and tolerability profile of vidofludimus calcium already observed in previous clinical trials. No new safety signals were identified.

Additional Data from Phase 2 CALLIPER Trial of Vidofludimus Calcium in PMS

On June 5, 2025, we announced additional data from our Phase 2 CALLIPER trial in PMS, further supporting the positive top-line results announced on April 30, 2025, and underlining vidofludimus calcium's neuroprotective potential. Building on the top-line data showing reductions in the relative risk of 24wCDW events based on the EDSS at the end of the main treatment period, newly available data for the secondary endpoint of time to 24wCDW based on the EDSS further reinforces the neuroprotective potential of vidofludimus calcium. In the overall PMS patient population (n=467), vidofludimus calcium demonstrated a clinically meaningful reduction of the hazard ratio (“HR”) for 24wCDW by 24% compared to placebo (HR 0.76). Further analyses by disease subtype showed that vidofludimus calcium was associated with a 33% reduction in 24wCDW in the PPMS study population (n=152) compared to placebo (HR 0.67), a 19% reduction in the naSPMS study population (n=268) compared to placebo (HR 0.81), and a 34% reduction in the active secondary progressive multiple sclerosis (“aSPMS”) study population (n=47) compared to placebo (HR 0.66).)

Similarly, consistent with the top-line data, further analyses of subpopulations – both with and without inflammatory gadolinium-enhanced lesion activity at baseline, who are largely shown to not benefit from current anti-inflammatory therapies – continued to demonstrate promising results. For the overall population, vidofludimus calcium reduced 24wCDW in patients without evidence of gadolinium-enhancing lesions at baseline by 34% compared to placebo (HR 0.66). Encouraging results were likewise observed for the PPMS (reduction in 24wCDW: 35%; HR 0.65) and naSPMS (reduction in 24wCDW: 30%; HR 0.70) study populations compared to placebo.

Completion of Enrollment for Both Phase 3 ENSURE Trials of Vidofludimus Calcium in RMS

On June 5, 2025, we also announced completion of enrollment for both Phase 3 ENSURE trials. The ENSURE program comprises two identical multicenter, randomized, double-blind Phase 3 trials designed to evaluate the efficacy, safety and tolerability of vidofludimus calcium versus placebo in RMS patients. Each of the trials, titled ENSURE-1 and ENSURE-2, enrolled adult patients with active RMS at more than 100 sites in 15 countries, including the United States, India and countries in the Middle East and North Africa (“MENA”) region, Latin America, and Central and Eastern Europe. In total, 1,121 patients in ENSURE-1 and 1,100 patients in ENSURE-2 have been randomized in a double-blinded fashion to either 30 mg daily doses of vidofludimus calcium or placebo. The primary endpoint for both trials is time to first relapse up to 72 weeks. Secondary endpoints include time to confirmed disability worsening based on the EDSS, volume of new T2-lesions, time to sustained clinically relevant changes in cognition, and MRI-based endpoints. The top-line data from both ENSURE trials is expected by the end of 2026, which should allow for a synchronized readout and a pooled assessment of the confirmed disability worsening secondary endpoint.

New, Positive Long-Term Open-Label Extension Data From Phase 2 EMPhASIS Trial of Vidofludimus Calcium in RRMS

On June 24, 2025, we announced new long-term open-label extension (“OLE”) data from our Phase 2 EMPhASIS trial in patients with RRMS. The data at week 144 showed that 92.3% of patients remained free of 12-week CDW, and 92.7% free of 24-week CDW. A total of 29 CDW events were confirmed at 12 weeks following the trigger event through week 144. Of these, 44.8% were associated with relapse-associated worsening (“RAW”), while only 13.8% were associated with progression independent of relapse activity (“PIRA”). Additionally, the cumulative data available from the EMPhASIS OLE period, thus far, further reinforces the favorable safety and tolerability profile of vidofludimus calcium, showing low discontinuation rates and low rates of treatment-emergent and serious adverse events. Importantly, no new safety signals have emerged during treatment durations up to 5.5 years.

The Phase 2 EMPhASIS trial in RRMS includes an optional OLE period for up to 9.5 years to evaluate long-term safety and tolerability of vidofludimus calcium. Of the 268 patients that started the double-blind main treatment period, 254 patients continued in the OLE period. At the time of data cutoff on January 14, 2025, 182 patients (71.6% of patients starting OLE) were evaluated up to week 144, which translates into approximately 952 overall treatment years.
April 2025 Offering

On April 9, 2025, Immunic entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 5,666,667 shares of the Company’s common stock, par value $0.0001 per share. The purchase price per share was $0.90 for aggregate gross proceeds to the Company of approximately $5.1 million. The offer and sale of the shares is referred to herein as the “April 2025 Offering.” The April 2025 Offering closed on April 10, 2025.

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the April 2025 Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the April 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the April 2025 Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of common stock, representing 5.0% of the shares sold in the April 2025 Offering (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable, in whole or in part, commencing 180 days from the date of the Placement Agency Agreement and expiring on the five year anniversary of the Placement Agency Agreement, at an initial exercise price per share of common stock of $1.125, which is equal to 125% of the price per share to investors in the April 2025 Offering. The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the April 2025 Offering, after deducting commissions and the Company’s offering expenses, was approximately $4.7 million.

The April 2025 Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), on the Company’s Registration Statement on Form S-3 (Registration No. 333-275717), previously filed with the SEC, and declared effective on May 31, 2024.

May 2025 Equity Offering

On May 28, 2025, Immunic entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC, issuance and sale of (i) pre-funded warrants to purchase an aggregate of 86,666,667 shares of common stock, par value $0.0001 (“Common Stock”) of the Company (the “Pre-Funded Warrants”), (ii) accompanying series A warrants to purchase an aggregate of 86,666,667 shares of Common Stock of the Company (or Pre-Funded Warrants) (the “Series A Warrants”), and (iii) accompanying series B warrants to purchase an aggregate of 86,666,667 shares of Common Stock of the

Company (or Pre-Funded Warrants) (the “Series B Warrants”) (the “May 2025 Offering”). The price per Pre-Funded Warrant and accompanying Series A Warrant and Series B Warrant was $0.7499.

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per share and will expire when exercised in full. Each Series A Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.75 per share and will expire on December 31, 2025. Each Series B Warrant is exercisable on the earlier of (i) October 1, 2025, (ii) the first day following any five trading days during which the volume weighted average price for the Common Stock of the Company during such five trading day period is $1.25 or greater (the “VWAP Target”), or (iii) immediately prior to the consummation of a Fundamental Transaction (as defined in the Series B Warrants) for one share of Common Stock at an exercise price of $0.75 per share and will expire five years from the date of issuance. Each Series A Warrant and Series B Warrant will immediately expire in proportion to the extent that the corresponding Pre-Funded Warrant is exercised prior to September 30, 2025; provided that this term will not apply to the Series B Warrants immediately as of the date of achievement of the VWAP Target. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant. Holders of Series A Warrants may, provided there is no effective registration statement or prospectus available which covers the warrants and shares of Common Stock issuable upon exercise of the Series A Warrants, in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Series A Warrant.

The Company is prohibited from effecting an exercise of any Pre-Funded Warrants, Series A Warrants or Series B Warrants to the extent that such exercise would result in the number of shares of Common Stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”), which percentage may be increased or decreased at the holder’s election, not to exceed 19.99%. Any increase to the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company. If a holder is not permitted to exercise a Series A Warrant or a Series B Warrant for Common Stock due to the Beneficial Ownership Limitation, then the holder may exercise such Series A Warrant or Series B Warrant for an equivalent number of Pre-Funded Warrants.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. The Company may receive up to an aggregate of $130 million of additional gross proceeds if the Series A Warrants and Series B Warrants are exercised in full for cash. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.

The May 2025 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-275717), as amended, previously filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2023, and declared effective by the SEC on May 31, 2024, as supplemented by the preliminary prospectus supplement, dated May 28, 2025, and a final prospectus supplement (the “Prospectus Supplement”) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on May 30, 2025. The closing of the May 2025 Offering took place on June 3, 2025.

Notice of Non-Compliance with Nasdaq Listing Rule 5450(a)(1)

On June 27, 2025, Immunic received a written notification (the “Notice Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until December 24, 2025 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. If we do not regain compliance by the end of the Initial Compliance Period, we may apply for an additional compliance period as provided for in the Notice Letter. Nasdaq’s determination of whether we qualify for an additional compliance period will depend on whether we will meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and a written notice of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

The Notice Letter has no immediate effect on the listing of our common stock on The Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. In the event that we do not regain compliance with Listing Rule 5450(a)(1) prior to the expiration of the Initial Compliance Period (or additional compliance period, if applicable), we will receive written notification that our securities are subject to delisting.

The Company intends to actively monitor the closing bid price of its common stock and is evaluating available options to regain compliance with the minimum bid price requirement. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or that the Company will otherwise remain in compliance with the other listing standards for the Nasdaq.

If the Company’s common stock is delisted from Nasdaq, it could have a material adverse effect on the trading price and liquidity of the Company’s common stock.

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
Since our inception in March 2016, we have spent a total of approximately $421.2 million in research and development expenses through June 30, 2025.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, IMU-856 and IMU-381. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program, for clinical trials in MS and UC.
Our research and development expenses are expected to increase in the foreseeable future as we continue to conduct ongoing research and development activities, initiate new preclinical and clinical trials and build our pipeline of product candidates. Our research and development expenses may also increase in the foreseeable future due to the current inflationary environment as well as supply chain shortages and tariffs, which result in increased costs. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving regulatory approval for any of our product candidates.
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
Other Income (Expense), Net
Other income (expense) primarily consists of (i) deal costs from the January 2024 Financing related to tranche rights that were established at the time of the deal closing (ii) a research and development tax incentive related to clinical trials performed in Australia and (iii) a German Government research and development grant.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our operating expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
	2025	2024	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$21,369	$18,323	$3,046	17%
General and administrative	5,714	4,491	1,223	27%
Total operating expenses	27,083	22,814	4,269	19%
Loss from operations	(27,083)	(22,814)	(4,269)	19%
Other income:
Interest income	241	998	(757)	(76)%
Other income, net	22	436	(414)	(95)%
Total other income	263	1,434	(1,171)	(82)%
Net loss	$(26,820)	$(21,380)	$(5,440)	25%

Research and development expenses increased by $3.0 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase reflects (i) a $2.6 million increase in external development costs related to the vidofludimus calcium programs and (ii) a $0.6 million increase in personnel expenses. The increase was offset by a $0.2 million decrease related costs across numerous categories.

General and administrative expenses increased by $1.2 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was due to (i) a $0.8 million increase in personnel expenses and (ii) a $0.4 million increase in legal and consultancy expenses.

Interest income decreased by $0.8 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due primarily to a lower average cash balance.

Other income decreased by $0.4 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was attributable to activity across numerous categories.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our operating expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
	2025	2024	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$42,902	$37,059	$5,843	16%
General and administrative	11,006	9,636	1,370	14%
Total operating expenses	53,908	46,695	7,213	15%
Loss from operations	(53,908)	(46,695)	(7,213)	15%
Other income (expense):
Interest income	424	2,185	(1,761)	(81)%
Change in fair value of the tranche rights	—	(4,796)	4,796	N/A
Other income (expense), net	1,191	(1,658)	2,849	(172)%
Total other income (expense)	1,615	(4,269)	5,884	(138)%
Net loss	$(52,293)	$(50,964)	$(1,329)	3%

Research and development expenses increased by $5.8 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase reflects a $7.3 million increase in external development costs related to the vidofludimus calcium programs. The increase was offset by (i) a $1.5 million decrease in external development costs related to IMU-856 due to the completion of the Phase 1b clinical trial in celiac disease patients in 2024.

General and administrative expenses increased by $1.4 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was due to (i) a $0.7 million increase related to personnel expenses, (ii) a $0.5 million increase in legal and consultancy expenses and (iii) a $0.2 million increase related costs across numerous categories.

Interest income decreased by $1.8 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to a lower average cash balance.

In the six months ended June 30, 2024, there was a non-cash charge related to the change in value of the tranche rights associated with the January 2024 Financing from January 8, 2024 until March 4, 2024. These tranches were initially classified as a liability, but were reclassified to equity on March 4, 2024, when stockholders approved the increase in our authorized shares from 130 million to 500 million shares of common stock and therefore the tranche 2 and tranche 3 rights needed to be revalued to fair value upon the reclassification to equity. There was no change in fair value of the tranche rights recognized in the six months ended June 30, 2025.

Other income (expense) increased by $2.8 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily attributable to (i) a $1.7 million expense related to the portion of deal costs from the January 2024 Financing related to the tranche rights that were established at the time of the deal closing in 2024, (ii) $1.0 million of grant income from the German Federal Ministry of Finance recognized in the first quarter 2025 and (iii) a $0.1 million increase across numerous categories.

Liquidity and Capital Resources
Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $563.7 million as of June 30, 2025 and $511.4 million as of December 31, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through June 30, 2025, we have raised net cash of approximately $496.3 million from private and public offerings of common stock, prefunded warrants, common stock purchase warrants and tranche rights. As of June 30, 2025, we had cash and cash equivalents of approximately $55.3 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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

In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2023 Registration Statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement, As a result of the April 2025 Offering and May 2025 Offering, the amount available under the 2023 Shelf Registration Statement was reduced by $70.1 million to $342.2 million as of June 30, 2025.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of June 30, 2025, $80.0 million in capacity remains under the May 2024 ATM.

We agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the May 2024 ATM and have agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
We did not have any ATM activity during the six months ended June 30, 2025.
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
April 2025 Offering

On April 9, 2025, Immunic entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 5,666,667 shares of the Company’s common stock, par value $0.0001 per share. The purchase price per share was $0.90 for aggregate gross proceeds to the Company of approximately $5.1 million. The offer and sale of the shares is referred to herein as the “April 2025 Offering.” The April 2025 Offering closed on April 10, 2025.

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the April 2025 Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the April 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the April 2025 Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of common stock, representing 5.0% of the shares sold in the April 2025 Offering (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable, in whole or in part, commencing 180 days from the date of the Placement Agency Agreement and expiring on the five year anniversary of the Placement Agency Agreement, at an initial exercise price per share of common stock of $1.125, which is equal to 125% of the price per share to investors in the April 2025 Offering. The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the April 2025 Offering, after deducting commissions and the Company’s offering expenses, was approximately $4.7 million.

The April 2025 Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), on the Company’s Registration Statement on Form S-3 (Registration No. 333-275717), previously filed with the SEC, and declared effective on May 31, 2024.

May 2025 Equity Offering

On May 28, 2025, Immunic entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC, issuance and sale of (i) pre-funded warrants to purchase an aggregate of 86,666,667 shares of common stock, par value $0.0001 (“Common Stock”) of the Company (the “Pre-Funded Warrants”), (ii) accompanying series A warrants to purchase an aggregate of 86,666,667 shares of Common Stock of the Company (or Pre-Funded Warrants) (the “Series A Warrants”), and (iii) accompanying series B warrants to purchase an aggregate of 86,666,667 shares of Common Stock of the Company (or Pre-Funded Warrants) (the “Series B Warrants”) (the “May 2025 Offering”). The price per Pre-Funded Warrant and accompanying Series A Warrant and Series B Warrant was $0.7499.

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per share and will expire when exercised in full. Each Series A Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.75 per share and will expire on December 31, 2025. Each Series B Warrant is exercisable on the earlier of (i) October 1, 2025, (ii) the first day following any five trading days during which the volume weighted average price for the Common Stock of the Company during such five trading day period is $1.25 or greater (the “VWAP Target”), or (iii) immediately prior to the consummation of a Fundamental Transaction (as defined in the Series B Warrants) for one share of Common Stock at an exercise price of $0.75 per share and will expire five years from the date of issuance. Each Series A Warrant and Series B Warrant will immediately expire in proportion to the extent that the corresponding Pre-Funded Warrant is exercised prior to September 30, 2025; provided that this term will not apply to the Series B Warrants immediately as of the date of achievement of the VWAP Target. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant. Holders of Series A Warrants may, provided there is no effective registration statement or prospectus available which covers the warrants and shares of Common Stock issuable upon exercise of the Series A Warrants, in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Series A Warrant.

The Company is prohibited from effecting an exercise of any Pre-Funded Warrants, Series A Warrants or Series B Warrants to the extent that such exercise would result in the number of shares of Common Stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”), which percentage may be increased or decreased at the holder’s election, not to exceed 19.99%. Any increase to the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company. If a holder is not permitted to exercise a Series A Warrant or a Series B Warrant for Common Stock due to the Beneficial Ownership Limitation, then the holder may exercise such Series A Warrant or Series B Warrant for an equivalent number of Pre-Funded Warrants.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. The Company may receive up to an aggregate of $130 million of additional gross proceeds if the Series A Warrants and Series B Warrants are exercised in full for cash. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.

The May 2025 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-275717), as amended, previously filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2023, and declared effective by the SEC on May 31, 2024, as supplemented by the preliminary prospectus supplement, dated May 28, 2025, and a final prospectus supplement (the “Prospectus Supplement”) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on May 30, 2025. The closing of the May 2025 Offering took place on June 3, 2025.
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

The first tranche, which closed on January 8, 2024, resulted in the purchase by the Investors of an aggregate of $80 million of Common Stock (or pre-funded warrants) from the Company at a price of $1.43 per share; The second tranche is a conditional mandatory purchase by the Investors of an additional $80 million of Common Stock (or pre-funded warrants) from the Company at a price of $1.716 per share, equal to 120% of the price paid in the first tranche and is subject to the satisfaction of three conditions:

•release by the Company of topline data from its Phase 2b clinical trial of vidofludimus calcium (IMU-838) in progressive multiple sclerosis, which data was released on April 30, 2025;
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
Until such time, if ever, as we can generate substantial product revenues, we will seek to finance our cash needs through a combination of stock offerings, debt financings, strategic alliances, collaborations and licensing arrangements. We do not expect to achieve revenue from product sales prior to the use of all the net proceeds from our public and private offerings to date. We do not have any committed external source of funds. Additional funds may not be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of our stockholders will be diluted and it may be on terms that are not favorable to us or our stockholders. Sales of equity securities will also be more difficult for at least the foreseeable future because of general volatility in the equity markets for companies like us and the relatively low trading price of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt or other terms that are not favorable to us or our stockholders. Also, the cost of debt financing has increased due to the rise in interest rates over the past few years. If we raise additional funds through collaborations and licensing arrangements with third parties, we would expect to relinquish substantial rights to our technologies or our future products, or grant licenses on terms that may not be favorable to us. If we were to complete a merger, or other business combination, we may relinquish all control over the organization and could experience detrimental tax effects. If we are unable to raise adequate funds, we may have to curtail our product development programs and liquidate some or all of our assets. Any of these factors could harm our operating results and could result in substantial declines in the trading price of our common stock.
As of June 30, 2025, we had cash and cash equivalents of approximately $55.3 million.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(46,385)	$(41,008)
Investing activities	(83)	(211)
Financing activities	65,518	74,464
Operating activities
During the six months ended June 30, 2025, operating activities used $46.4 million of cash. The use of cash primarily resulted from (i) our net loss of $52.3 million adjusted for non-cash charges of $4.1 million related to $3.9 million for stock-based compensation, $0.1 million related to non-cash lease expense and $0.1 million related to depreciation (ii) a $1.8 million net decrease in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2025 consisted primarily of a $2.3 million increase in our other current liabilities partially offset by a decrease in other current assets and prepaid expenses of $0.4 million.
During the six months ended June 30, 2024, operating activities used $41.0 million of cash. The use of cash primarily resulted from (i) our net loss of $51.0 million adjusted for non-cash charges of $11.4 million related to a $4.8 million change in the fair value of the tranche rights, $4.6 million for stock-based compensation, $0.3 million related to non-cash lease expense and $0.1 million for depreciation expense as well as $1.7 million in fees expensed as part of the January 2024 Financing, partially offset by a $0.1 million foreign currency gain and (ii) a $1.4 million net decrease in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2024 consisted primarily of a $1.8 million decrease in our other current liabilities partially offset by an increase in other current assets and prepaid expenses of $0.4 million.
Investing activities
During the six months ended June 30, 2025, net investing activities used $0.1 million due to the purchase of property and equipment.
During the six months ended June 30, 2024, net investing activities used $0.2 million due to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $65.5 million during the six months ended June 30, 2025 primarily consisting of net cash proceeds from the April 2025 Offering and the May 2025 Offering.
Net cash provided by financing activities was $74.4 million during the six months ended June 30, 2024 primarily consisting of net cash proceeds from the January 2024 Financing.

Off-Balance Sheet Arrangements
Through June 30, 2025, we have not entered into any transaction, agreement or other arrangements, and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Other Commitments and Obligations
See Note 2 - “Summary of Significant Accounting Policies - Collaboration Arrangements of the Notes to the condensed consolidated financial statements regarding the Company’s obligations under the option agreement with Daiichi Sankyo and Ludwig-Maximilians-University which includes the potential payment of future development, regulatory and sales milestone payments.
Maturities of the operating lease obligation are as follows as of June 30, 2025:

2025	$415,000
2026	444,000
2027	85,000
2028	82,000
Total	$1,026,000
Interest	(47,000)
Present value of obligation	$979,000
As of June 30, 2025, we had non-cancelable contractual obligations under certain agreements related to our development programs for vidofludimus calcium and IMU-856 totaling approximately $2.1 million, all of which is expected to be paid in 2025 and 2026.
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
Recently Issued Accounting Standards
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

We had cash and cash equivalents of $55.3 million as of June 30, 2025, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of June 30, 2025, our German and Australian subsidiaries had net current liabilities (defined as current assets less current liabilities), subject to foreign currency translation risk, of $13.9 million. A change of approximately $1.4 million in net current assets would result as of June 30, 2025, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2025, would have impacted our net loss by approximately $4.1 million, primarily due to the euro.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e)) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that as of June 30, 2025 our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 and the other information in this Report, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our Annual Report, and the following risk factor and the risks described in our Form 10-K and elsewhere in this Report occur, our business, operating results and financial condition could be seriously harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and elsewhere in this Quarterly Report.
Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

On June 27, 2025, the Company received the Notice Letter from Nasdaq notifying the Company that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until December 24, 2025, to regain compliance with the minimum bid price requirement. If we do not regain compliance by the end of the Initial Compliance Period, we may apply for an additional compliance period as provided for in the Notice Letter. Nasdaq’s determination of whether we qualify for an additional compliance period will depend on whether we will meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and a written notice of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

The Notice Letter has no immediate effect on the listing of our common stock on The Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. In the event that we do not regain compliance with Listing Rule 5450(a)(1) prior to the expiration of the Initial Compliance Period (or additional compliance period, if applicable), we will receive written notification that our securities are subject to delisting.

The Company intends to actively monitor the closing bid price of its common stock and is evaluating available options to regain compliance with the minimum bid price requirement. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or that the Company will otherwise remain in compliance with the other listing standards for the Nasdaq. Any delisting of the Company’s common stock from Nasdaq, including as a result of its inability to regain compliance with Nasdaq Listing Rule 5450(a)(1), could adversely affect the Company’s ability to attract new investors, reduce the liquidity of its outstanding shares of common stock, reduce its ability to raise additional capital, reduce the price at which its common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for the Company’s stockholders. The Company cannot assure its investors that its common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the-counter quotation system. In addition, delisting of the Company’s common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in the Company’s common stock and might deter certain institutions and persons from investing in the Company’s securities at all. For these reasons and others, delisting could adversely affect the Company’s business, financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) During the six months ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

Item 6. Exhibits
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
1.1	Underwriting Agreement, dated as of May 28, 2025, by and between Immunic, Inc. and Leerink Partners LLC	8-K	1.1	May 30, 2025
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunic, Inc.	8-K	3.1	March 8, 2024
4.1	2019 Omnibus Equity Incentive Plan, as amended,	S-8	4.2	August 21, 2023
4.2+	Amended and Restated 2021 Employee Stock Purchase Plan.	S-8	10.3	July 28, 2021
4.4	Form of Pre-Funded Warrant	8-K	4.1	January 4, 2024
4.5	Form of Placement Agent Warrant	8-K	4.1	April 9, 2025
4.6	Form of Pre-Funded Warrant	8-K	4.1	May 30, 2025
4.7	Form of Series A Warrant	8-K	4.2	May 30, 2025
4.8	Form of Series B Warrant	8-K	4.3	May 30, 2025
10.1+	Addendum No. 6, dated August 29, 2024, to Employment Agreement, dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	September 3, 2024
10.2+	Employment Agreement, dated December 18, 2023, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	10.3	December 18, 2023
10.3	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	December 18, 2023
10.4	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	10.2	December 18, 2023
10.5	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	10.4	December 18, 2023
10.6	Securities Purchase Agreement, dated January 4, 2024, by and among the Company and the Investors.	8-K	10.1	January 4, 2024

10.7	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.8	Service Agreement, dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler.	10-K	10.5	February 23, 2023
10.9	Service Agreement, dated September 29, 2016, between Immunic AG and Daniel Vitt.	10-K	10.6	February 23, 2023
10.10+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.11+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
10.12+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.13+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.14+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.15+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.16+	Employee Agreement, dated July 9, 2024, between Immunic, Inc. and Jason Tardio	10-Q	10.16	August 8, 2024
10.17	Employment agreement dated December 13, 2024, between Immunic, Inc. and Dr. Daniel Vitt	8-K	10.1	December 18, 2024
10.18	Form of Placement Agency Agreement	8-K	10.1	April 9, 2025
10.19	Form of Securities Purchase Agreement	8-K	10.2	April 9, 2025
10.20	Sales Agreement, dated as of May 2, 2022, between SVB Securities LLC and Immunic, Inc.	8-K	10.1	5/2/2022
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: August 7, 2025                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President