Form 10-Q
period 2025-09-30
IMMUNIC, INC.
filed 2025-11-13
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

On November 11, 2025, 120,284,724 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,132	$35,668
Other current assets and prepaid expenses	4,141	3,664
Total current assets	39,273	39,332
Property and equipment, net	640	545
Right-of-use assets, net	791	991
Total assets	$40,704	$40,868
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,918	$7,846
Accrued expenses	19,454	12,913
Other current liabilities	2,707	1,416
Total current liabilities	30,079	22,175
Long-term liabilities
Operating lease liabilities	126	264
Total long-term liabilities	126	264
Total liabilities	30,205	22,439
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024, and 98,650,590 and 90,150,869 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	597,179	525,611
Accumulated other comprehensive income	2,582	4,209
Accumulated deficit	(589,271)	(511,399)
Total stockholders’ equity	10,499	18,429
Total liabilities and stockholders’ equity	$40,704	$40,868
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$20,012	$21,370	$62,914	$58,429
General and administrative	5,981	4,356	16,987	13,992
Total operating expenses	25,993	25,726	79,901	72,421
Loss from operations	(25,993)	(25,726)	(79,901)	(72,421)
Other income (expense):
Interest income	419	776	843	2,961
Change in fair value of the tranche rights	—	—	—	(4,796)
Other income (expense), net	(5)	582	1,186	(1,076)
Total other income (expense)	414	1,358	2,029	(2,911)
Net loss	$(25,579)	$(24,368)	$(77,872)	$(75,332)

Net loss per share, basic and diluted	$(0.13)	$(0.24)	$(0.55)	$(0.75)

Weighted-average common shares outstanding, basic and diluted	193,897,764	101,272,580	142,811,489	99,998,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(25,579)	$(24,368)	$(77,872)	$(75,332)
Other comprehensive income (loss):
Foreign currency translation	57	104	(1,627)	127
Total comprehensive loss	$(25,522)	$(24,264)	$(79,499)	$(75,205)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	90,150,869	$8	$525,611	$4,209	$(511,399)	$18,429
Net loss	—	—	—	—	(25,473)	(25,473)
Stock-based compensation	—	—	2,042	—	—	2,042
Foreign exchange translation adjustment	—	—	—	(285)	—	(285)
Balance at March 31, 2025	90,150,869	$8	$527,653	$3,924	$(536,872)	$(5,287)
Net loss	—	—	—	—	(26,820)	(26,820)
Stock-based compensation	—	—	1,899	—	—	1,899
Foreign exchange translation adjustment	—	—	—	(1,399)	—	(1,399)
Issuance of pre-funded warrants - May 2025 Offering, net of issuance costs of $4,332	—	—	60,661	—	—	60,661
Issuance of common stock - April 2025 Offering, net of issuance costs of $367	5,666,667	1	4,733	—	—	4,734
Exercise of pre-funded warrants from January 2024 Financing	2,613,057	—	—	—	—	—
Shares issued in connection with the Company's employee stock purchase plan	219,997	—	123	—	—	123
Balance at June 30, 2025	98,650,590	$9	$595,069	$2,525	$(563,692)	$33,911
Net loss	—	—	—	—	(25,579)	(25,579)
Stock-based compensation	—	—	2,110	—	—	2,110
Foreign exchange translation adjustment	—	—	—	57	—	57
Balance at September 30, 2025	98,650,590	$9	$597,179	$2,582	$(589,271)	$10,499

Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	45,177,730	$4	$436,060	$3,759	$(410,892)	$28,931
Net loss	—	—	—	—	(29,584)	(29,584)
Stock-based compensation	—	—	2,750	—	—	2,750
Foreign exchange translation adjustment	—	—	—	528	—	528
Issuance of common stock and pre-funded warrants - January 2024 Financing, net of issuance costs of $4,037	44,751,286	4	52,360	—	—	52,364
Conversion of tranche rights liability to equity	—	—	28,396	—	—	28,396
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $6	150,000	—	191	—	—	191
Balance at March 31, 2024	90,079,016	$8	$519,757	$4,287	$(440,476)	$83,576
Net loss	—	—	—	—	(21,380)	(21,380)
Stock-based compensation	—	—	1,882	—	—	1,882
Foreign exchange translation adjustment	—	—	—	(505)	—	(505)
Balance at June 30, 2024	90,079,016	$8	$521,639	$3,782	$(461,856)	$63,573
Net loss	—	—	—	—	(24,368)	(24,368)
Stock-based compensation	—	—	1,910	—	—	1,910
Foreign exchange translation adjustment	—	—	—	104	—	104
Balance at September 30, 2024	90,079,016	$8	$523,549	$3,886	$(486,224)	$41,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(77,872)	$(75,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	99
Unrealized foreign currency gain	—	(91)
Stock-based compensation	7,555	6,542
Non-cash lease expense	156	355
Change in fair value of tranche rights	—	4,796
Fees expensed as part of January 2024 Financing	—	1,690
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(45)	1,460
Accounts payable	(927)	871
Accrued expenses	4,875	(1,900)
Operating lease liabilities	(168)	(373)
Other liabilities	(225)	80
Net cash used in operating activities	(66,525)	(61,803)
Cash flows from investing activities:
Purchases of property and equipment	(150)	(261)
Net cash used in investing activities	(150)	(261)
Cash flows from financing activities:
Proceeds from May 2025 Offering, net of issuance costs	60,661	—
Proceeds from April Offering, net of issuance costs	4,734	—
Proceeds from public offering of common stock through At The Market Sales Agreement, net	—	191
Proceeds from January 2024 Financing, net of issuance costs	—	74,273
Proceeds from shares issued in connection with the Company's Employee Stock Purchase Plan	123	—
Net cash provided by financing activities	65,518	74,464
Effect of exchange rate changes on cash and cash equivalents	621	(3)
Net change in cash and cash equivalents	(536)	12,397
Cash and cash equivalents, beginning of period	35,668	46,674
Cash and cash equivalents, end of period	$35,132	$59,071
Supplemental disclosure of noncash investing and financing activities:
Conversion of tranche rights liability to equity upon increase in authorized shares	$—	$28,396
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a late-stage biotechnology company pioneering the development of novel oral therapies for neurologic and gastrointestinal diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company had approximately 90 employees as of November 3, 2025.
The Company is pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“RMS”), and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS ("RRMS"), progressive MS (“PMS”) and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease ("IBD"), Graft-versus-Host-Disease ("GvHD") and possibly weight management; and the IMU-381 program, which is a next generation molecule being developed to specifically address gastrointestinal diseases.
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing substantial additional funding to continue and potentially complete the development and commercialization of the Company's three development programs.
Financial Condition, Liquidity and Going Concern
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $589.3 million as of September 30, 2025 and $511.4 million as of December 31, 2024. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through September 30, 2025, Immunic has raised net cash of approximately $496.3 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of September 30, 2025, the Company had cash and cash equivalents of approximately $35.1 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these condensed consolidated financial statements included in this quarterly report without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S. of approximately $26.6 million, Germany of approximately $8.4 million and Australia of approximately $0.1 million as of September 30, 2025. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and cash equivalents in the U.S. are held at JP Morgan and are primarily held in a U.S. Government money market fund account earning interest at a rate of 4.0% during the period ended September 30, 2025. Cash and cash equivalents in Germany are earning interest at a rate of 1.6% to 2.75% during the period ended September 30, 2025.
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
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 3 assets or liabilities for the periods presented. The Company did have tranche rights that were at level 3 during the first quarter of 2024 and Stock Appreciation Rights liability during the third quarter of 2025.
The carrying value of cash and cash equivalents, other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximates fair value due to the short period of time to maturity.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $40,000 and $42,000 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $126,000 and $99,000 for the nine months ended September 30, 2025 and 2024, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and nine months ended September 30, 2025 and 2024.
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
Ludwig-Maximilians-University Agreement
Effective June 30, 2025 Immunic AG entered into a licensing agreement with the Ludwig-Maximilians-University, located in Germany, for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement, the Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments related to these molecules none of which have been earned as of September 30, 2025.
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of other (income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to 3.5 million Euros per year. We recognized other income of $0 and $703,000 for the three months ended September 30, 2025 and 2024, respectively and $1.0 million and $742,000 of other income related to research activities performed during the nine months ended September 30, 2025 and 2024, respectively.
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
Share-Based Compensation
Stock Options
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
Stock Appreciation Rights ("SARs")
The Company may issue SARs to its employees in exchange for services. The Company estimates the fair value of SARs using a Monte Carlo simulation, which requires the use of estimates and subjective assumptions, including the risk-free interest rate, the probability of a corporate transaction, the expected dividend yield of the Company's common stock, the expected volatility of the price of the Company's common stock, and the expected term of the SARs. These estimates involve inherent uncertainties and the application of management's judgment. If factors change and different assumptions are used, the Company's stock-based compensation expense could be materially different in the future.
If SARs meet the requirements to be classified as a liability, the Company shall measure the SARs at each reporting date at their fair value and recognize expense based on the latest fair value for the percentage the requisite service period that has been provided for each vesting condition contained within the SAR award which may relate to service, market and performance conditions depending on the terms of the award.
Leases
The Company leases office space and office equipment. The underlying lease agreements have lease terms of less than 12 months and up to 60 months. Leases with terms of 12 months or less at inception are not included in the operating lease right of use asset and operating lease liability.
The Company has three existing leases for office and laboratory space. At inception of a lease agreement, the Company determines whether an agreement represents a lease and at commencement each lease agreement is assessed as to classification as an operating or financing lease. The Company's leases have been classified as operating leases and an operating lease right-of-use asset and an operating lease liability have been recorded on the Company’s consolidated balance sheet for leases that have terms greater than 12 months. A right-of-use lease asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents its commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term used in estimating future lease payments may include options to extend when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or changes in expectations regarding the lease term. Variable lease costs such as common area costs and property taxes are expensed as incurred.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of September 30, 2025 and December 31, 2024, respectively, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company is subject to U.S. federal, New York, California, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2019 through 2023 are subject to audit by German and Australian tax authorities. The Company is currently under examination by German tax authorities for its Immunic AG and Immunic GMBH subsidiaries for the years ended 2021-2023.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three and nine months ended September 30, 2025 includes 8,580,507 pre-funded warrants from the January 2024 Financing and 86,666,667 pre-funded warrants from the May 2025 Offering that remain unexercised as of September 30, 2025. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three and nine months ended September 30, 2024 includes 11,193,564 pre-funded warrants from the January 2024 Financing that were unexercised as of September 30, 2024.

Potentially dilutive securities, which are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of September 30,
	2025	2024
Options to purchase common stock	25,728,497	11,546,138
Placement agent warrants	283,334	—
	26,011,831	11,546,138
Recently Issued and/or Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The standard will be adopted by the Company for the annual period starting January 1, 2025.
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses in commonly presented expense captions such as inventory purchases, employee compensation, depreciation and intangible asset amortization. The disclosure requirement may be applied prospectively for the current year or retrospectively for all prior periods presented in the financial statements. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	September 30, 2025	December 31, 2024
Prepaid clinical and related costs	$2,646	$1,871
VAT receivable	177	647
Prepaid insurance	500	198
Other	818	948
Total	$4,141	$3,664
Accounts Payable
Accounts Payable consist of (in thousands):

	September 30, 2025	December 31, 2024
Clinical costs	$7,349	$7,561
Legal and audit costs	130	31
Other	439	254
Total	$7,918	$7,846

Accrued Expenses
Accrued Expenses consist of (in thousands):

	September 30, 2025	December 31, 2024
Accrued clinical and related costs	$17,163	$12,456
Accrued legal and audit costs	179	72
Accrued compensation	1,767	354
Accrued other	345	31
Total	$19,454	$12,913
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	September 30, 2025	December 31, 2024
Lease liabilities	$666	$740
SARs liability	1,504	—
Other	537	676
Total	2,707	1,416

4. Operating Leases
The Company leases certain office space under non-cancelable operating leases. The New York City office lease terminates on July 31, 2026, the lease for the research laboratory in Planegg, Germany terminates on November 30, 2028. The lease term has expired for the Gräfelfing, Germany office, however, the Company is currently operating on a one-year monthly rolling lease and the Company needs to provide one-years notice to terminate the lease. Renewal options were not included in calculating the right of use asset and liabilities for this facility. These agreements include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease was extended on November 8, 2024 for an additional 12 months resulting in the new lease termination date of July 31, 2026. The New York City lease has a renewal option, but this was not included in calculating the right of use asset and liabilities. In February 2023, the Company leased space in Germany for a research laboratory. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions. There were net additions of $448,000 related to the extension of the New York City lease and Gräfelfing offices during the year ended December 31, 2024.
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
 Immunic’s operating lease costs and variable lease costs were $325,000 and $260,000 for the three months ended September 30, 2025 and 2024, respectively and $916,000 and $787,000 for the nine months ended September 30, 2025 and 2024, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of the operating lease obligation are as follows as of September 30, 2025 (in thousands):

2025	$212
2026	449
2027	87
2028	84
2029	—
Thereafter	—
Total	832
Interest	(40)
Present Value of obligation	$792

5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$26,027	$26,027	$—	$—
Total assets at fair value	$26,027	$26,027	$—	$—

	Fair Value Measurement at December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$14,751	$14,751	$—	$—
Total assets	$14,751	$14,751	$—	$—
There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds which are included as a component of cash and cash equivalents on the Consolidated Balance Sheet, realized gains and losses are included in interest income on the Consolidated Statements of Operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 4.0% in a U.S. Government money market fund.
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2025. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The Company recorded tranche rights of $23.6 million at January 8, 2024 as a result of the January 2024 Financing (see note 6). The fair value measurement of the tranche rights associated with the January 2024 Financing was classified as Level 3 under the fair value hierarchy. The fair value of the tranche rights was determined using a Black Scholes Option Pricing Model. The inputs to this model included a risk-free rate range of 3.93%-4.36%, a stock price volatility range of 105%-115%, an expected dividend rate of 0% and remaining term of 1.81-4.81 years. This liability was revalued on March 4, 2024, upon stockholder approval to increase its authorized shares of common stock from 130 million to 500 million, which resulted in the reclassification of the tranche rights from a liability to equity. This revaluation resulted in an increase in the tranche rights liability of $4.8 million using a Black Scholes Option Pricing Model. The inputs to this model as of the date of the reclassification included a risk-free rate range of 4.16%-4.63%, a stock price volatility range of 90%-105%, an expected dividend rate of 0% and remaining term of 1.66-4.66 years. The inputs used in the determination of fair value of the liability are level 3 inputs. A roll-forward of the fair value of the tranche rights is as follows (in thousands):

December 31, 2023	$—
Fair value as of January 8, 2024	$23,600
Change in fair value through March 4, 2024	$4,796
Reclassification to equity in March 2024	$(28,396)
December 31, 2024	$—
The Company recorded a SARs liability of $1.5 million as of September 30, 2025 as a result of the grant of up to 35 million SARs (see note 7). The fair value of the SARs liability was classified as Level 3 under the fair value hierarchy.
The Company utilized a Monte Carlo simulation model in conjunction with a Probability-Weighted Expected Return Model (“PWERM”) to estimate the fair value of the SARs liabilities. This valuation model incorporates various assumptions, including stock price volatility, risk-free interest rate, and the expected term of the underlying equity instruments and SARs.

The following table summarizes the key assumptions used in estimating the fair value of the SARs at issuance and on September 30, 2025:

	July 7, 2025	September 30, 2025
Expected term (years)	1-2.90	0.90-2.80
Risk-free interest rate	4.17%-4.38%	3.79%-4.11%
Stock price volatility	85%-115%	85%-115%
Probability (1)	50%-50%	50%-50%
Dividend rate	—%	—%

(1) Scenario probability was based on timing expectations of the Company that a corporate transaction occurring was estimated at 50%; and a corporate transaction not occurring at 50%.
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

In November 2023, the Company filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. This registration statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement. As a result of the April 2025 Offering and May 2025 Offering, the amount available under the 2023 Shelf Registration Statement was reduced by $70.1 million to $342.2 million as of September 30, 2025.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of September 30, 2025, $80.0 million in capacity remains under the May 2024 ATM.
  The Company has agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the May 2024 ATM and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
The Company did not have any ATM activity during the three or nine months ended September 30, 2025.
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
Equity Offerings
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

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the April 2025 Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the April 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the April 2025 Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of common stock, representing 5.0% of the shares sold in the April 2025 Offering (the “Placement Agent Warrants”). The Placement Agent Warrants became exercisable, in whole or in part, commencing 180 days from the date of the Placement Agency Agreement and will expire on the five year anniversary of the Placement Agency Agreement, at an initial exercise price per share of common stock of $1.125, which is equal to 125% of the price per share to investors in the April 2025 Offering. The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the April 2025 Offering, after deducting commissions and the Company’s offering expenses, was approximately $4.7 million.

The shares issued in the April 2025 Offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), on the Company’s Registration Statement on Form S-3 (Registration No. 333-275717), previously filed with the SEC, and declared effective on May 31, 2024.

May 2025 Equity Offering

On May 28, 2025, Immunic entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC, issuance and sale of (i) pre-funded warrants to purchase an aggregate of 86,666,667 shares of common stock, of the Company (the “Pre-Funded Warrants”), (ii) accompanying series A warrants to purchase an aggregate of 86,666,667 shares of common stock of the Company (or Pre-Funded Warrants) (the “Series A Warrants”), and (iii) accompanying series B warrants to purchase an aggregate of 86,666,667 shares of common stock of the Company (or Pre-Funded Warrants) (the “Series B Warrants”) (the “May 2025 Offering”). The price per Pre-Funded Warrant and accompanying Series A Warrant and Series B Warrant was $0.7499.

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

The May 2025 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-275717), as amended, previously filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2023, and declared effective by the SEC on May 31, 2024, as supplemented by the preliminary prospectus supplement, dated May 28, 2025, and a final prospectus supplement (the “Prospectus Supplement”) filed with the SEC pursuant to Rule 424(b) under the Securities Act, on May 30, 2025. The closing of the May 2025 Offering took place on June 3, 2025.
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
•The second tranche was a conditional mandatory purchase by the Investors of an additional $80 million of Common Stock (or pre-funded warrants) from the Company at a price of $1.716 per share, equal to 120% of the price paid in the first tranche and is subject to the satisfaction of three conditions:
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
•The third tranche needed to occur no later than three years after the second tranche and was conditioned on the same volume-weighted average share price and minimum trading volumes as the second tranche. The third tranche provided for the issuance of $80 million of shares of common stock (or pre-funded warrants) at the same price per share as the second tranche, but permits investors to fund their purchase obligations on a “cashless” or net settlement basis, which would reduce the cash proceeds to be raised by the Company in the January 2024 Financing.

The January 2024 Financing resulted in gross proceeds to the Company of approximately $80 million in the first tranche. The second and third tranches of this financing were not exercised and expired on October 31, 2025.

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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through September 30, 2025, no cash dividends had been declared or paid.
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

The Company has been actively monitoring the closing bid price of its common stock and has been evaluating available options to regain compliance with the minimum bid price requirement and remain listed on the Nasdaq Global Select Market. However, the closing bid price of our common stock remains well below the minimum $1.00 per share requirement and the Company may not be able to regain compliance with the minimum bid price requirement before expiration of the Initial Compliance Period on December 24, 2025. Therefore, the Company is currently considering whether to apply for initial listing on the Nasdaq Capital Market to seek an additional 180-day compliance period to regain compliance with the minimum $1.00 closing bid price requirement. If we pursue that course, Nasdaq’s determination of whether we qualify for an additional compliance period will depend on whether we will meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market (with the exception of the minimum bid price requirement). Even if we are able to list on the Nasdaq Capital Market, we might not remain in compliance with the other listing standards for the Nasdaq. A switch in the trading market of the Company’s common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market could be expected to have a material adverse effect on the trading price and liquidity of the common stock.
Pre-funded Warrants
The Company issued 11,193,564 pre-funded warrants in connection with the January 2024 Financing, 2,613,057 of which were exercised in the quarter ended June 30, 2025 and 8,580,507 of which remain outstanding as of September 30, 2025.
The Company issued 86,666,667 pre-funded warrants in connection with the May 2025 Offering, All of which were outstanding as of September 30, 2025.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, with such voting powers (if any), designations, powers, preferences, and relative, participating, optional or other rights, if any, and any qualifications, limitations or restrictions thereof, as shall be set by the Board of Directors. No preferred shares were issued or outstanding as of September 30, 2025.

Stock Reserved for Future Issuance
Shares reserved for future issuance at September 30, 2025 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	708,161
Shares reserved for the January 2024 Pre-funded stock warrants	8,580,507
Placement agent warrants	283,334
Outstanding stock options	25,728,497
Shares reserved for the second tranche of the January 2024 financing	46,620,046
Maximum shares reserved for the third tranche of the January 2024 financing	46,620,046
Shares reserved for the May 2025 Pre-funded warrants	86,666,667
Shares reserved for the May 2025 Series A warrants	86,666,667
Maximum shares reserved for the May 2025 Series B warrants	86,666,667
Common stock options available for future grant:
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	721,332
Total common shares reserved for future issuance	389,308,174
The second and third tranches of this financing were not exercised and expired on October 31, 2025 and are therefore no longer reserved for future issuance at November 11, 2025. In addition, 21,635,000 of the May 2025 Pre-funded warrants were exercised as of November 11, 2025 and no longer reserved for future issuance.

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

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 491,839 shares life-to-date under the ESPP. The Company recognized $22,000 and $70,000 of expense related to the plan during the three and nine months ended September 30, 2025, respectively. The Company recognized $24,000 of expense related to the plan during the three and nine months ended September 30, 2024.

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
Stock Option Repricing
On March 4, 2024, the Company's stockholders voted to approve the repricing of outstanding stock options having an exercise price above $3.00 per share to $1.72 per share. All other terms of the grant remained the same. There were 3,317,596 stock options that were repriced to $1.72 per share. The repricing resulted in $1.2 million of stock compensation being recognized by the Company over the remaining term of the repriced grants. $0 and $0.1 million was recognized in the three months and nine months ended September 30, 2025, respectively and $86,000 and $1.0 million of this amount was recognized in the three months and nine months ended September 30, 2024, respectively.
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
Movements during the year
The following table summarizes stock option activity for the nine months ended September 30, 2025 and 2024, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	16,136,045	$1.52
Granted	9,937,100	$0.78
Exercised	—	$—	—
Forfeited or expired	(344,648)	$3.49
Outstanding as of September 30, 2025	25,728,497	$1.21	8.56	$1,058,962
Options exercisable as of September 30, 2025	8,105,832	$1.62	7.14	$39,947

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	6,196,140	$7.15
Granted	5,715,349	$1.23
Exercised	—	$—
Repricing modification	—	$9.55
Forfeited or expired	(365,351)	$2.08
Outstanding as of September 30, 2024	11,546,138	$1.63	8.33	$2,794,286
Options exercisable as of September 30, 2024	4,171,969	$2.09	7.07	$329,830
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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the nine months ended September 30, 2025 and 2024 was $0.67 and $0.99, respectively. The following are the underlying assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.14%	4.11%
Expected dividend yield	0%	0%
Expected volatility	116.0%	100.0%
Expected term of options (years)	5.91	5.95
As of September 30, 2025, there was $13.9 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 3.0 years.

Stock Appreciation Rights Plan
On July 7, 2025, the Board of Directors of Immunic, Inc. authorized grants, of up to an aggregate of 35,000,000 stock appreciation rights (“SARs”) to the Company’s employees and executive officers. The SARs are settleable in cash until such time in which the Company has sufficient number of shares of common stock to support settlement of the SARs with shares. The Company intends to seek stockholder approval to increase the number of shares available under the Company's 2019 Omnibus Equity Incentive Plan. The exercise price of each SAR is $0.765, the closing price of the common stock on July 7, 2025.

The approximately 35,000,000 SARs granted consist of five distinct tranches:

•Time Based SARs (TB SARs): There were 5,000,000 TB SAR's issued which will be exercisable beginning August 1, 2026. The number of TB SARs exercisable is fixed, and their exercisability is only subject to the time vesting condition. The TB SARs vest on August 1, 2026 and expire ten years from the date of grant.
•SARs tied to the exercise of Series A Warrants (SA SARs): The maximum number of SA SARs is capped at up to 10,000,000, but the number of SARs exercisable is determined based on the percentage of Series A Warrants to be exercised out of a total of 86,666,667 shares of Series A Warrants issued. Vesting of SA SARs are subject to service and implied market conditions. The SA SARs vest on August 1, 2026 and expire ten years from the date of grant.
•SARs tied to the exercise of Series B Warrants (SB SARs): The maximum number of SB SARs is capped at up to 10,000,000, but the number of SARs exercisable is determined based on the percentage of Series B Warrants to be exercised out of a total of 86,666,667 shares of Series B Warrants issued. Vesting of SB SARs are subject to service and implied market conditions. The SB SARs vest on August 1, 2026 and expire ten years from the date of grant.
•SARs tied to the issuance of Tranche Two Shares (T2 SARs): The maximum number of T2 SARs is capped at up to 5,000,000, but the number of SARs exercisable is determined based on the percentage of Tranche Two Shares to be issued out of a total of 46,620,046 shares. Vesting of T2 SARs are subject to service, implied performance and market conditions. These SARs will not be exercised as the second tranche from the January 4, 2024 Financing was not exercised by October 31, 2025.
•SARs tied to the issuance of Tranche Three Shares (T3 SARs): The maximum number of T3 SARs is capped at up to 5,000,000, but the number of SARs exercisable is determined based on the percentage of Tranche Three Shares to be issued out of a total of 46,620,046 shares. Vesting of T3 SARs are subject to service, implied performance and market conditions. These SARs will not be exercised as the second tranche from the January 4, 2024 Financing was not exercised by October 31, 2025.

The Company evaluates the classification of the awards for equity or liability treatment based on the terms of the agreement and contemplates whether adequate authorized shares exists to settle the exercise of the SARs with shares. The SARs will be liability classified until the Company receives shareholder approval to increase the number of shares available for issuance under the Plan. If approval is received, the the Company will then control the settlement of the SARS in shares and will meet all other criteria to be classified as equity. SARs are currently classified as liability awards and measured at fair value at each reporting date.

The Company’s SARs activity is as follows:

SARs grants	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at January 1, 2025	—	$—
SARs granted	34,998,367	$0.765
SARs forfeited or expired	—	$—
Balance at September 30, 2025	34,998,367	$0.765	9.76	$4,080,809
Exercisable at September 30, 2025	—	$—	—	$—

The September 30, 2025 fair value of the SARs is $0.404 per share for TB SARs, $0.326 per share for SA SARs, $0.394 per share for SB SARs, $0.013 for T2 SARs, and $0.013 for T3 SARs.

For the three months and nine months ended September 30, 2025, the Company recognized $1.5 million compensation expenses and corresponding liability for the same amount for the SARs. As of September 30, 2025, the unrecognized compensation expense is $7.8 million which is expected to be recognized over a weighted average period of 1.31 years.

The Company utilized a Monte Carlo simulation model in conjunction with a Probability-Weighted Expected Return Model (“PWERM”) to estimate the fair value of the SARs liabilities. This valuation model incorporates various assumptions, including stock price volatility, risk-free interest rate, and the expected term of the underlying equity instruments and SARs.

The following table summarizes the key assumptions used in estimating the fair value of the SARs at issuance and on September 30, 2025:

	July 7, 2025	September 30, 2025
Expected term (years)	1-2.90	0.90-2.80
Risk-free interest rate	4.17%-4.38%	3.79%-4.11%
Stock price volatility	85%-115%	85%-115%
Probability (1)	50%-50%	50%-50%
Dividend rate	—%	—%

(1) Scenario probability was based on timing expectations of the Company that a corporate transaction occurring was estimated at 50%; and a corporate transaction not occurring at 50%.
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,539,000	$811,000	$3,131,000	$2,816,000
General and administrative	2,075,000	1,099,000	4,424,000	3,726,000
Total	$3,614,000	$1,910,000	$7,555,000	$6,542,000
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
There are no longer any shares available for grant under the 2014 Plan as of September 30, 2025.
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
No expense was recorded for the plans assumed from Vital during the three or nine months ended September 30, 2025 and 2024, respectively.

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

9. Commitments and Contingencies
Contractual Obligations
As of September 30, 2025, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium and IMU-856 totaling approximately $2.5 million, all of which is expected to be paid in 2025 and 2026.
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
Ludwig-Maximilians-University Agreement
Effective June 30, 2025, Immunic AG entered into a licensing agreement with the Ludwig-Maximilians-University, located in Germany, for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement, the Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments for these molecules.
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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30:

	Three Months Ended September 30,
	2025	2024
Operating expenses:
Clinical product candidates	$15,285	17,338
Pre-clinical product candidates	480	359
Employee costs- research and development	2,463	2,074
Employee costs-general and administrative	1,661	1,575
Non-cash stock compensation	3,614	1,910
Depreciation expense	40	42
Professional fees and other segment expenses	2,450	2,428
Total operating expenses	25,993	25,726
Loss from operations	(25,993)	(25,726)
Interest income	419	776
Other income (expense)	(5)	582
Net loss	$(25,579)	$(24,368)

	Nine Months Ended September 30,
	2025	2024
Operating expenses:
Clinical product candidates	$50,776	47,220
Pre-clinical product candidates	825	760
Employee costs- research and development	7,224	5,955
Employee costs-general and administrative	5,305	4,279
Non-cash stock compensation	7,555	6,541
Depreciation expense	126	99
Professional fees and other segment expenses	8,090	7,567
Total operating expenses	79,901	72,421
Loss from operations	(79,901)	(72,421)
Interest income	843	2,961
Change in fair value of the tranche rights	—	(4,796)
Other income (expense)	1,186	(1,076)
Net loss	$(77,872)	$(75,332)

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
Overview
Immunic, Inc. (“Immunic," “we,” “us,” “our” or the "Company") is a late-stage biotechnology company pioneering the development of novel oral therapies for neurologic and gastrointestinal diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had approximately 90 employees as of November 3, 2025.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“RMS”), and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting MS ("RRMS"), progressive MS (”PMS”) and moderate-to-severe ulcerative colitis (“UC”); the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”), Graft-versus-Host-Disease ("GvHD") and possibly weight management; and the IMU-381 program, which is a next generation molecule being developed to specifically address gastrointestinal diseases.

The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), is being tested in ongoing MS trials as part of its overall clinical development program in order to support potential regulatory approvals for patients with MS in major markets.

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

Our Phase 2 CALLIPER trial of vidofludimus calcium in PMS was designed to corroborate vidofludimus calcium’s neuroprotective potential and to evaluate the clinical efficacy, safety and tolerability of vidofludimus calcium in a broad set of PMS patients to determine the suitability of advancing to a confirmatory Phase 3 program. On October 9, 2023, we announced positive interim data from the CALLIPER trial, showing biomarker evidence that vidofludimus calcium’s activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential. In 2025, we announced positive clinical data from the CALLIPER trial, showing substantial and medically relevant reductions in 24-week confirmed disability progression across disability endpoints, patient populations and subgroups without evidence of focal inflammation; substantial and statistically significant data regarding confirmed disability improvement; and reductions in the annualized rate of thalamic brain volume loss and volume of new or enlarging T2 lesions. The data also confirmed the favorable safety and tolerability profile of vidofludimus calcium already observed in previous clinical trials.

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

Immunic has selected IMU-381 as a development candidate to specifically address gastrointestinal diseases. IMU-381 is a next generation molecule with improved overall properties, supported by a series of chemical derivatives. IMU-381 is currently in preclinical testing.

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
•Completing the analysis of the full data set of the Phase 2 CALLIPER clinical trial and continuing to discuss the results with healthcare authorities to determine appropriate next steps for vidofludimus calcium in PMS.
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

Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $589.3 million as of September 30, 2025 and $511.4 million as of December 31, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the development of our product candidates and add personnel necessary to advance our pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to the timing of development programs.
From inception through September 30, 2025, we have raised net cash of approximately $496.3 million from private and public offerings of common stock, pre-funded warrants, common stock purchase warrants and tranche rights. As of September 30, 2025, we had cash and cash equivalents of approximately $35.1 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements included in this Quarterly Report without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Key Status Updates

Presented Key Vidofludimus Calcium Data at the 41st Congress of ECTRIMS, Highlighting Its Potential in MS
On September 24, 2025, we presented key vidofludimus calcium data at the 41st Congress of the European Committee for Treatment and Research in Multiple Sclerosis (“ECTRIMS”). The results from our Phase 2 CALLIPER trial in PMS, also selected for the Best of ECTRIMS 2025 slide deck, highlight vidofludimus calcium's neuroprotective potential and its promise to slow disease progression in patients with or without focal inflammation. Importantly, the consistent 24-week confirmed disability worsening (“24wCDW”) results across disability endpoints, patient populations and subgroups, including in patients without evidence of baseline inflammatory gadolinium-enhancing (“Gd+”) lesions during magnetic resonance imaging (“MRI”), were seen both in the overall population and in the primary progressive multiple sclerosis (“PPMS”) and non-active secondary progressive multiple sclerosis (“naSPMS”) subgroups. Additionally, newly available data regarding 24-week confirmed disability improvement (“24wCDI”) showed an over two-fold probability for vidofludimus calcium over placebo, statistically significant in the overall PMS population, with consistent trends across the subtypes. The CALLIPER findings support clinically measurable neuroprotective effects of vidofludimus calcium, consistent with its Nurr1 activation mechanism. We believe that, since 24wCDW is an accepted regulatory endpoint to demonstrate clinical benefit in PMS, this evidence of clinical activity merits further investigation and de-risks a potential Phase 3 program.
Moreover, at ECTRIMS, we also presented additional long-term data from the open-label extension (“OLE”) period of our Phase 2 EMPhASIS trial in RRMS which further reinforced the robust efficacy signals and favorable safety and tolerability observed, to date. The long-term EMPhASIS OLE data demonstrated that vidofludimus calcium was well-tolerated in patients with RRMS for treatment durations of up to 5.5 years. Among 182 patients remaining on therapy as of January 14, 2025, cumulative exposure totaled approximately 952 treatment years, with an annualized discontinuation rate of only approximately 6.4%. The most common treatment-emergent adverse events were mild, with low rates of renal and liver-related events and no new safety signals observed. Serious adverse events were infrequent and none were deemed related to treatment. These results suggest a favorable long-term safety and tolerability profile for vidofludimus calcium in RRMS.

Received Notice of Allowance from the United States Patent and Trademark Office Protecting Vidofludimus Calcium's Dose Strengths in PMS

On September 9, 2025, we announced that we received a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for patent application 18/529,946, entitled "Treatment of multiple sclerosis comprising DHODH inhibitors." Specifically, the resulting patent covers dose strengths associated with vidofludimus calcium and other salt forms as well as free acid forms, at a daily dose of about 10 mg to 45 mg, for the treatment of PMS, including the sub-groups PPMS and secondary progressive multiple sclerosis (“SPMS”). The patent is expected to provide protection into 2041, and a potential Patent Term Extension may offer additional market exclusivity in the United States. Allowance of this new key patent represents a significant advancement for vidofludimus calcium program in PMS and further strengthens its robust, multi-layered intellectual property portfolio.

New, Positive Long-Term Open-Label Extension Data From Phase 2 EMPhASIS Trial of Vidofludimus Calcium in RRMS

On June 24, 2025, we announced new long-term OLE data from our Phase 2 EMPhASIS trial in patients with RRMS. The data at week 144 showed that 92.3% of patients remained free of 12-week CDW, and 92.7% free of 24-week CDW. A total of 29 CDW events were confirmed at 12 weeks following the trigger event through week 144. Of these, 44.8% were associated with relapse-associated worsening (“RAW”), while only 13.8% were associated with progression independent of relapse activity (“PIRA”). Additionally, the cumulative data available from the EMPhASIS OLE period, thus far, further reinforces the favorable safety and tolerability profile of vidofludimus calcium, showing low discontinuation rates and low rates of treatment-emergent and serious adverse events. Importantly, no new safety signals have emerged during treatment durations up to 5.5 years.

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

Completion of Enrollment for Both Phase 3 ENSURE Trials of Vidofludimus Calcium in RMS

On June 5, 2025, we also announced completion of enrollment for both Phase 3 ENSURE trials. The ENSURE program comprises two identical multicenter, randomized, double-blind Phase 3 trials designed to evaluate the efficacy, safety and tolerability of vidofludimus calcium versus placebo in RMS patients. Each of the trials, titled ENSURE-1 and ENSURE-2, enrolled adult patients with active RMS at more than 100 sites in 15 countries, including the United States, India and countries in the Middle East and North Africa (“MENA”) region, Latin America, and Central and Eastern Europe. In total, 1,121 patients in ENSURE-1 and 1,100 patients in ENSURE-2 have been randomized in a double-blinded fashion to either 30 mg daily doses of vidofludimus calcium or placebo. The primary endpoint for both trials is time to first relapse up to 72 weeks. Secondary endpoints include time to confirmed disability worsening based on the expanded disability status scale ("EDSS"), volume of new T2-lesions, time to sustained clinically relevant changes in cognition, and MRI-based endpoints. The top-line data from both ENSURE trials is expected by the end of 2026, which should allow for a synchronized readout and a pooled assessment of the confirmed disability worsening secondary endpoint.

Additional Data from Phase 2 CALLIPER Trial of Vidofludimus Calcium in PMS

On June 5, 2025, we announced additional data from our Phase 2 CALLIPER trial in PMS, further supporting the positive top-line results announced on April 30, 2025. Building on the top-line data showing reductions in the relative risk of 24wCDW events based on the EDSS at the end of the main treatment period, newly available data for the secondary endpoint of time to 24wCDW based on the EDSS further reinforces the neuroprotective potential of vidofludimus calcium in the overall PMS patient population and in the PPMS, naSPMS and active secondary progressive multiple sclerosis (“aSPMS”) subtypes. Similarly, consistent with the top-line data, further analyses of subpopulations – both with and without inflammatory gadolinium-enhanced lesion activity at baseline, who are largely shown to not benefit from current anti-inflammatory therapies – continued to demonstrate promising results for the overall study population as well as the PPMS and naSPMS subtypes.

Vidofludimus Calcium Reduced Risk of Disability Worsening in Progressive Multiple Sclerosis Patients from Phase 2 CALLIPER Trial

On April 30, 2025, we announced positive data from our Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. In the overall PMS patient population, vidofludimus calcium reduced the relative risk of 24wCDW events based on changes in the EDSS compared to placebo. Further analyses by disease subtype demonstrated that vidofludimus calcium was associated with similar reductions in the relative risk of 24wCDW events in the PPMS and the naSPMS study populations compared to placebo. A consistent reduction of disability worsening was observed in the different subpopulations with or without inflammatory gadolinium-enhanced lesion activity at baseline and during the study. Vidofludimus calcium reduced the relative risk of 24wCDW events in patients without gadolinium-enhancing lesions at baseline compared to placebo.

While vidofludimus calcium had a modest benefit on the exploratory primary MRI endpoint, vidofludimus calcium substantially reduced the annualized rate of thalamic brain volume loss in patients with PMS compared to placebo. The total volume of new or enlarging T2 lesions showed a substantial difference between vidofludimus calcium and placebo over time, with vidofludimus calcium decreasing and placebo increasing.

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

The Company has been actively monitoring the closing bid price of its common stock and has been evaluating available options to regain compliance with the minimum bid price requirement and remain listed on the Nasdaq Global Select Market. However, the closing bid price of our common stock remains well below the minimum $1.00 per share requirement and the Company may not be able to regain compliance with the minimum bid price requirement before expiration of the Initial Compliance Period on December 24, 2025. Therefore, the Company is currently considering whether to apply for initial listing on the Nasdaq Capital Market to seek an additional 180-day compliance period to regain compliance with the minimum $1.00 closing bid price requirement. If we pursue that course, Nasdaq’s determination of whether we qualify for an additional compliance period will depend on whether we will meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market (with the exception of the minimum bid price requirement). Even if we are able to list on the Nasdaq Capital Market, we might not remain in compliance with the other listing standards for the Nasdaq. A switch in the trading market of the Company’s common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market could be expected to have a material adverse effect on the trading price and liquidity of the common stock.

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
Since our inception in March 2016, we have spent a total of approximately $441.2 million in research and development expenses through September 30, 2025.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our operating expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
	2025	2024	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$20,012	$21,370	$(1,358)	(6)%
General and administrative	5,981	4,356	1,625	37%
Total operating expenses	25,993	25,726	267	1%
Loss from operations	(25,993)	(25,726)	(267)	1%
Other income:
Interest income	419	776	$(357)	(46)%
Other income, net	(5)	582	$(587)	(101)%
Total other income	414	1,358	(944)	(70)%
Net loss	$(25,579)	$(24,368)	$(1,211)	5%

Research and development expenses decreased by $1.4 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease reflects (i) a $1.3 million decrease in external development costs related to IMU-856, (ii) a $1.1 million decrease in external development costs related to the completion of the Phase 2 Caliper trial in the prior year and (iii) a $0.2 million decrease related to costs across numerous categories. The decrease was offset by a $1.2 million increase in personnel expenses for research and development, of which $0.8 million were related to non-cash share-based compensation.

General and administrative expenses increased by $1.6 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was due to (i) a $1.2 million increase in personnel expenses, of which $1.0 million is related to non-cash share-based compensation and (ii) a $0.4 million increase related to costs across numerous categories.

Interest income decreased by $0.4 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a lower average cash balance.

Other income decreased by $0.6 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in research and development tax incentives for clinical trials in Australia due to lower clinical trial spend in Australia.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our operating expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$62,914	$58,429	$4,485	8%
General and administrative	16,987	13,992	2,995	21%
Total operating expenses	79,901	72,421	7,480	10%
Loss from operations	(79,901)	(72,421)	(7,480)	10%
Other income (expense):
Interest income	843	2,961	(2,118)	(72)%
Change in fair value of the tranche rights	—	(4,796)	4,796	N/A
Other income (expense), net	1,186	(1,076)	2,262	(210)%
Total other income (expense)	2,029	(2,911)	4,940	(170)%
Net loss	$(77,872)	$(75,332)	$(2,540)	3%

Research and development expenses increased by $4.5 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase reflects (i) a $6.2 million increase in external development costs related to the Phase 3 ENSURE trials and (ii) a $1.6 million increase in personnel expenses for research and development of which $0.4 million was related to non-cash stock compensation. The increase was offset by (i) a $2.7 million decrease in external development costs related to IMU-856 primarily due to the timing of the purchase of drug supply for this program and (ii) a $0.6 million decrease across numerous categories.

General and administrative expenses increased by $3.0 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was due to (i) a $1.8 million increase related to personnel expenses, of which $0.8 million was related to non-cash stock compensation, (ii) a $0.6 million increase in legal and consultancy expenses and (iii) a $0.6 million increase related to costs across numerous categories.

Interest income decreased by $2.1 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to a lower average cash balance.

In the nine months ended September 30, 2024, there was a non-cash charge related to the change in value of the tranche rights associated with the January 2024 Financing from January 8, 2024 until March 4, 2024. These tranches were initially classified as a liability, but were reclassified to equity on March 4, 2024, when stockholders approved the increase in our authorized shares from 130 million to 500 million shares of common stock and therefore the tranche 2 and tranche 3 rights needed to be revalued to fair value upon the reclassification to equity. There was no change in fair value of the tranche rights recognized in the nine months ended September 30, 2025.

Other income (expense) increased by $2.3 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily attributable to (i) a $1.7 million expense related to the portion of deal costs from the January 2024 Financing related to the tranche rights that were established at the time of the deal closing in 2024, (ii) $1.0 million of grant income from the German Federal Ministry of Finance recognized in the first quarter 2025 and (iii) a $0.3 million increase across numerous categories. The increase was offset by a $0.7 million decrease in research and development tax incentives for clinical trials in Australia due to lower clinical trial spend in Australia.

Liquidity and Capital Resources
Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $589.3 million as of September 30, 2025 and $511.4 million as of December 31, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through September 30, 2025, we have raised net cash of approximately $496.3 million from private and public offerings of common stock, prefunded warrants, common stock purchase warrants and tranche rights. As of September 30, 2025, we had cash and cash equivalents of approximately $35.1 million. With these funds, the Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these consolidated financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company, its clinical development program, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2023 Registration Statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement, As a result of the April 2025 Offering and May 2025 Offering, the amount available under the 2023 Shelf Registration Statement was reduced by $70.1 million to $342.2 million as of September 30, 2025.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of September 30, 2025, $80.0 million in capacity remains under the May 2024 ATM.
We agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the May 2024 ATM and have agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
We did not have any ATM activity during the three or nine months ended September 30, 2025.
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

Equity Offerings
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

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the April 2025 Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the April 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the April 2025 Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of common stock, representing 5.0% of the shares sold in the April 2025 Offering (the “Placement Agent Warrants”). The Placement Agent Warrants became exercisable, in whole or in part, commencing 180 days from the date of the Placement Agency Agreement and will expire on the five year anniversary of the Placement Agency Agreement, at an initial exercise price per share of common stock of $1.125, which is equal to 125% of the price per share to investors in the April 2025 Offering. The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the April 2025 Offering, after deducting commissions and the Company’s offering expenses, was approximately $4.7 million.

The shares issued in the April 2025 Offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), on the Company’s Registration Statement on Form S-3 (Registration No. 333-275717), previously filed with the SEC, and declared effective on May 31, 2024.

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

The May 2025 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-275717), as amended, previously filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2023, and declared effective by the SEC on May 31, 2024, as supplemented by the preliminary prospectus supplement, dated May 28, 2025, and a final prospectus supplement (the “Prospectus Supplement”) filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 30, 2025. The closing of the May 2025 Offering took place on June 3, 2025.
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

The first tranche, which closed on January 8, 2024, resulted in the purchase by the Investors of an aggregate of $80 million of Common Stock (or pre-funded warrants) from the Company at a price of $1.43 per share; the second and third tranches of this financing were not exercised and expired on October 31, 2025.
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
As of September 30, 2025, we had cash and cash equivalents of approximately $35.1 million.
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(66,525)	$(61,803)
Investing activities	(150)	(261)
Financing activities	65,518	74,464

Operating activities
During the nine months ended September 30, 2025, operating activities used $66.5 million of cash. The use of cash primarily resulted from (i) our net loss of $77.9 million adjusted for non-cash charges of $7.8 million related to $7.6 million for stock-based compensation, $0.1 million related to non-cash lease expense and $0.1 million related to depreciation and (ii) a net increase in operating assets and liabilities of $3.5 million. Changes in our operating assets and liabilities during the nine months ended September 30, 2025 consisted primarily of (i) a $3.6 million increase in our other current liabilities partially offset by a (ii) a decrease of $0.1 million in our other current assets and prepaid expenses.
During the nine months ended September 30, 2024, operating activities used $61.8 million of cash. The use of cash primarily resulted from (i) our net loss of $75.3 million adjusted for non-cash charges of $7.0 million related to stock-based compensation, non-cash lease expense, unrealized foreign currency gains and depreciation and amortization, $4.8 million related to a change in the fair value of the tranche rights, $1.7 million for fees expensed as part of the January 2024 financing and (ii) a net increase in operating assets and liabilities of $0.1 million. Changes in our operating assets and liabilities during the nine months ended September 30, 2024 consisted primarily of (i) a $1.5 million increase in our other current assets and prepaid expenses and (ii) a decrease of $1.4 million in our other current liabilities.
Investing activities
During the nine months ended September 30, 2025, net investing activities used $0.2 million due to the purchase of property and equipment.
During the nine months ended September 30, 2024, net investing activities used $0.3 million due to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $65.5 million during the nine months ended September 30, 2025 primarily consisting of net cash proceeds from the April 2025 Offering and the May 2025 Offering.
Net cash provided by financing activities was $74.4 million during the nine months ended September 30, 2024 primarily consisting of net cash proceeds from the January 2024 Financing and $0.2 million of net proceeds from sale of common stock through our At The Market Sales Agreement.
Off-Balance Sheet Arrangements
Through September 30, 2025, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
Maturities of the operating lease obligation are as follows as of September 30, 2025:

2025	$212,000
2026	449,000
2027	87,000
2028	84,000
2029	—
Thereafter	—
Total	832,000
Interest	(40,000)
Present Value of obligation	$792,000

As of September 30, 2025, we have non-cancelable contractual obligations under certain agreements related to our development programs IMU-838, IMU-935 and IMU-856 totaling approximately $2.5 million, all of which is expected to be paid in 2025 and 2026.
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
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses in commonly presented expense captions such as inventory purchases, employee compensation, depreciation and intangible asset amortization. The disclosure requirement may be applied prospectively for the current year or retrospectively for all prior periods presented in the financial statements. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $35.1 million as of September 30, 2025, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheets. As of September 30, 2025, our German and Australian subsidiaries had net current liabilities (defined as current assets less current liabilities), subject to foreign currency translation risk, of $14.6 million. An increase of approximately $1.4 million in net current liabilities would result as of September 30, 2025, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the Euro. In addition, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2025 would have impacted our net loss by approximately $6.1 million, primarily due to the Euro.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 and the other information in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our Annual Report, and the following risk factor and the risks described in our Form 10-K and elsewhere in this Quarterly Report occur, our business, operating results and financial condition could be seriously harmed. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and elsewhere in this Quarterly Report.
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

The Company has been actively monitoring the closing bid price of its common stock and has been evaluating available options to regain compliance with the minimum bid price requirement and remain listed on the Nasdaq Global Select Market. However, the closing bid price of our common stock remains well below the minimum $1.00 per share requirement and the Company may not be able to regain compliance with the minimum bid price requirement before expiration of the Initial Compliance Period on December 24, 2025. Therefore, the Company is currently considering whether to apply for initial listing on the Nasdaq Capital Market to seek an additional 180-day compliance period to regain compliance with the minimum $1.00 closing bid price requirement. If we pursue that course, Nasdaq’s determination of whether we qualify for an additional compliance period will depend on whether we will meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market (with the exception of the minimum bid price requirement). Even if we are able to list on the Nasdaq Capital Market, we might not remain in compliance with the other listing standards for the Nasdaq. A switch in the trading market of the Company’s common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market could be expected to have a material adverse effect on the trading price and liquidity of the common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

(a)    Not applicable.

(b)    Not applicable.

(c) During the nine months ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).
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

IMMUNIC, INC.

Date: November 13, 2025                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer and President