Form 10-K
period 2025-12-31
IMMUNIC, INC.
filed 2026-02-26
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2025 was $83.1 million.
On February 24, 2026, 130,464,825 shares of common stock, $0.0001 par value, were outstanding.
Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

Immunic, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2025

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

PART I
Item 1. Business.

Overview
Immunic, Inc. (“Immunic," “we,” “us,” “our” or the "Company") is a late-stage biotechnology company pioneering the development of novel oral therapies for neurologic and gastrointestinal diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had 92 employees as of February 1, 2026.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“RMS”), and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting multiple sclerosis ("RRMS"), progressive multiple sclerosis (”PMS”) and other diseases; the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”), and Graft-versus-Host-Disease ("GvHD"); and the IMU-381 program, which comprises next-generation molecules in preclinical testing for neurologic, gastrointestinal and other autoimmune diseases leveraging our nuclear receptor-related 1 (“Nurr1”) platform.

The following table summarizes the potential indications, clinical targets and clinical development status of our three product candidates:

Our most advanced drug candidate, vidofludimus calcium (IMU-838), is being tested in ongoing multiple sclerosis (“MS”) trials as part of its overall clinical development program in order to support potential regulatory approvals for patients with MS in major markets.

The Phase 3 ENSURE program of vidofludimus calcium in RMS, comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, is currently ongoing. In October 2024, we announced a positive outcome of an interim analysis of the ENSURE program, with an unblinded Independent Data Monitoring Committee ("IDMC") confirming that the predetermined futility criteria have not been met and recommending that both ENSURE trials should continue without changes, including no need for a potential increase of the sample size. In June 2025, we announced completion of enrollment for both ENSURE trials. Each of the trials enrolled adult patients with active RMS at more than 100 sites in 15 countries. In total, 1,121 patients in ENSURE-1 and 1,100 patients in ENSURE-2 have been randomized in a double-blinded fashion to either 30 mg daily doses of vidofludimus calcium or placebo. The top-line data for both ENSURE trials is expected by the end of 2026. Although we currently believe that this goal is achievable, it is dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate.

Our Phase 2 CALLIPER trial of vidofludimus calcium in PMS was designed to corroborate vidofludimus calcium’s neuroprotective potential and to evaluate the clinical efficacy, safety and tolerability of vidofludimus calcium in a broad set of

PMS patients to determine the suitability of advancing to a confirmatory Phase 3 program. In 2025, we announced the results from the CALLIPER trial, showing substantial and medically relevant reductions in 24-week confirmed disability progression (“24wCDW”) across patient populations and subgroups without evidence of focal inflammation; substantial and statistically significant data regarding 24-week confirmed disability improvement (“24wCDI”); and reductions in the annualized rate of thalamic brain volume loss and volume of new or enlarging T2 lesions. The data also confirmed the favorable safety and tolerability profile of vidofludimus calcium already observed in previous clinical trials.

If approved, we believe that vidofludimus calcium, with combined neuroprotective, anti-inflammatory, and antiviral effects as well as a favorable safety and tolerability profile, has the potential to be a unique treatment option targeted to the complex pathophysiology of MS. Preclinical data showed that vidofludimus calcium activates the neuroprotective transcription factor Nurr1, which is associated with direct neuroprotective effects and may enhance the potential benefit for patients. Additionally, vidofludimus calcium is a selective inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”), which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with the anti-inflammatory and antiviral effects of vidofludimus calcium. We believe that the combined mechanisms of vidofludimus calcium are unique in the MS space and support the therapeutic performance observed in our Phase 2 EMPhASIS trial in RRMS patients and in our Phase 2 CALLIPER trial in PMS patients. Vidofludimus calcium has shown a consistent pharmacokinetic, safety and tolerability profile in clinical trials reported, to date, and has already been exposed to more than 3,400 human subjects and patients in either of the drug’s formulations.

IMU-856 is an orally available and systemically acting small molecule modulator that targets Sirtuin 6 (“SIRT6”), a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. Based on preclinical data, we believe this compound may represent a unique treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, GvHD and other intestinal barrier function associated diseases. Based on preclinical investigations demonstrating no suppression of immune cells, IMU-856 may have the potential to maintain immune surveillance for patients during therapy, which would be an important advantage versus immunosuppressive medications and may allow the potential for combination with available treatments in multiple gastroenterological diseases.

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

We have selected the IMU-381 program to leverage our Nurr1 platform for neurologic, gastrointestinal and other autoimmune diseases. The platform comprises next-generation molecules, including a series of chemical derivatives, with improved overall properties. The IMU-381 program is currently in preclinical testing.

Additional research and development activities remain ongoing through preclinical research examining the potential to treat a broad set of neuroinflammatory, autoimmune and viral diseases with new molecules leveraging our chemical and pharmacological research platform as well as generated intellectual property in these areas. We are also exploring several options to possibly support further development of certain assets and technologies, including a potential spin-off into a new company and potential licensing transactions. Through our wholly-owned subsidiary Gliomic Therapeutics Inc., we are pursuing the use of new compounds in brain cancers leveraging our expertise in DHODH inhibition.

We expect to continue to lead most of our research and development activities from our Gräfelfing, Germany location, where dedicated scientific, regulatory, clinical and medical teams conduct their activities. Due to these teams' key relationships with local and international service providers and academic partners, we anticipate that this should result in more timely and cost-effective execution of our development programs. In addition, we are using our subsidiary in Melbourne, Australia to perform research and development activities in the Australasia region. We also conduct preclinical work in our laboratory in Martinsried, Germany and in Halle/Saale, Germany and through a collaboration with the Fraunhofer Institute.

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
•Determining appropriate next steps for vidofludimus calcium in PMS, following the successful completion of the Phase 2 CALLIPER clinical trial and feedback from healthcare authorities.
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

Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $608.6 million as of December 31, 2025 and $511.4 million as of December 31, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the development of our product candidates and add personnel necessary to advance our pipeline of product candidates as well as prepare for potential commercialization of vidofludimus calcium. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of development programs.
From inception through December 31, 2025, we have raised net cash of approximately $496.3 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of December 31, 2025, we had cash and cash equivalents of approximately $15.5 million. On February 17, 2026, we announced the closing of a private placement with net cash proceeds of approximately $187.0 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.

Key Status Updates

February 2026 Private Placement

Securities Purchase Agreement

On February 12, 2026, we into a securities purchase agreement (the “February Securities Purchase Agreement”) with certain accredited investors (the “February Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “February 2026 Offering”), pre-funded warrants (the “February 2026 Pre-Funded Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Pre-Funded Warrants, the “February 2026 Pre-Funded Warrant Shares”) to purchase up to 0.0001 shares of Common Stock, with each February 2026 Pre-Funded Warrant accompanied by a warrant to purchase (i) a share of Common Stock or (ii) a pre-funded warrant to purchase a share of Common Stock (collectively, the “February 2026 Common Warrants” and together with the February 2026 Pre-Funded Warrants, the “February 2026 Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Common Warrants, the “February 2026 Common Warrant Shares”, and together with the February 2026 Pre-Funded Warrant Shares, the “February 2026 Warrant Shares”).

The purchase price for each February 2026 Pre-Funded Warrant and accompanying February 2026 Common Warrant was $0.873120. Each February 2026 Pre-Funded Warrant is immediately exercisable at a price of $0.0001 per share. Each February 2026 Common Warrant is exercisable at a price $0.873220 per share (subject to adjustment as set forth therein) following the completion of the Reverse Stock Split (as defined below) until the earlier of (i) 30 trading days following the date of our initial public announcement of topline data from its Phase 3 ENSURE trials (for the avoidance of doubt, the later date of the initial public announcement of topline data from ENSURE-1 or ENSURE-2, if announced separately) (the “Topline Data Announcement”), (ii) immediately upon the exercise of the February 2026 Pre-Funded Warrants if such exercise of February 2026 Pre-Funded Warrants is prior to the Topline Data Announcement, provided that if the February 2026 Pre-Funded Warrant is not exercised in full, the February 2026 Common Warrant expires proportionally only to the extent the Pre-Funded Warrant is exercised, and (iii) February 17, 2031.

The Offering closed on February 17, 2026 (the “February 2026 Closing Date”).

The aggregate gross proceeds to the Company from the issuance and sale of the February 2026 Warrants was approximately $200 million, before deducting fees to be paid to the placement agents and financial advisors of the Company and other estimated offering expenses payable by the Company. The aggregate exercise price of the February 2026 Warrants is approximately $200 million.

Leerink Partners LLC acted as lead placement agent for the Offering, Stifel, Guggenheim Securities, William Blair, LifeSci Capital, B. Riley Securities and Brookline Capital Markets, a division of Arcadia Securities, LLC also acted as placement agents for the February 2026 Offering. As compensation in connection with the February 2026 Offering, we agreed to pay the placement agents a fee equal to 6% of the aggregate gross proceeds received by us (i) upon the issuance of the February 2026 Warrants at closing and (ii) upon the cash exercise of the February 2026 Common Warrants.

The Offering

We intend to use the net proceeds from the February 2026 Offering to fund our clinical trials and operations and for working capital and other general corporate purposes.

The securities issued in the February 2026 Offering have not been registered under the Securities Act, and until so registered the securities may not be offered or sold absent registration or availability of an applicable exemption from registration. There is no established public trading market for the February 2026 Warrants, and we do not intend to list such securities on any national securities exchange or nationally recognized trading system.

In connection with the February 2026 Offering, we and each February 2026 Investor entered into a registration rights agreement simultaneously with the February 2026 Securities Purchase Agreement (the “February 2026 Registration Rights Agreement”). Pursuant to the February 2026 Registration Rights Agreement, as promptly as reasonably practicable following the February 2026 Closing Date but, in any event, not later than 45 days thereafter (the “Filing Date”) we shall file a resale registration statement on Form S-3 (or Form S-1 if Form S-3 is not available) providing for the resale by the Investors of the Registrable Securities (as defined in the February 2026 Registration Rights Agreement) and to use reasonable best efforts to cause such resale registration statement to be declared effective by the staff of the Securities and Exchange Commission (the “SEC”) at the earliest possible date but no later than the earlier of (a) the 60th calendar day following the Filing Date if the SEC notifies us that it will review the registration statement and (b) the fifth business day after we are notified by the SEC that the registration statement will not be “reviewed” or will not be subject to further review or (ii) the fifth business day following the receipt of Reverse Split Stockholder Approval (as defined below) and the consummation of the Reverse Stock Split.

The February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement contain certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement were made solely for the benefit of the parties to the February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement, respectively, and may be subject to limitations agreed upon by the contracting parties.

Special Meeting and Reverse Stock Split

The February 2026 Securities Purchase Agreement provides that no later than three days following the February 2026 Closing Date, we must file a preliminary proxy statement with the SEC for the purpose of receiving stockholder approval (“Reverse Split Stockholder Approval”) of an amendment to our certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding Common Stock, at a ratio of not less than 10:1 (the “Reverse Stock Split”). The Company filed this proxy statement on February 20, 2026.

Royalty Purchase Agreement

As previously disclosed, on June 3, 2025, the Company issued series B common stock warrants to purchase up to an aggregate of 86,666,667 shares of Common Stock (or prefunded warrants to purchase shares of Common Stock) in an underwritten public offering (the “Series B Warrants”). On February 12, 2026, the Company entered into a purchase and sale agreement (the “Royalty Purchase Agreement”) with certain Series B Warrant holders who had purchased a predetermined number of Series B Warrants (each a “Participating Series B Holder”) and BVF Partners, L.P. (“BVF”), acting as royalty interest agent (the “Warrant Exchange”).

Pursuant to the Royalty Purchase Agreement, the Participating Series B Holders will exchange an aggregate of 51,087,000 Series B Warrants for a pro rata share of an aggregate 5% synthetic royalty on future sales of the Company’s vidofludimus calcium program in any country (the “Royalty Interests”). The pro rata share for each Participating Series B Holder is equal to the number of Series B Warrants exchanged by such Participating Series B Holder divided by the number of Series B Warrants exchanged by all Participating Series B Holders (expressed as a percentage). Royalty Interests will be due and payable quarterly by the Company to the Participating Series B Holders following the First Commercial Sale (as defined in the Royalty Purchase Agreement).

Pursuant to the Royalty Purchase Agreement, the Company has agreed to specified affirmative and negative covenants, including without limitation covenants regarding periodic reporting of information by the Company to the Participating Series B Holders, and audits of royalties paid under the Royalty Purchase Agreement. The Royalty Purchase Agreement also contains representations and warranties, other covenants, indemnification obligations, and other provisions customary for transactions of this nature.

On the Closing Date, Series B Warrants to purchase up to an aggregate of 51,087,000 shares of Common Stock were surrendered by Participating Series B Holders and cancelled, and Series B Warrants to purchase up to an aggregate of 35,579,667 shares of Common Stock remain issued and outstanding.

Changes to the Board of Directors – Appointment of Director

On February 12, 2026, our board of directors (the “Board”), following the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), appointed Thor Nagel, an Analyst with BVF, to the Board until the 2026 annual meeting of stockholders as a Class III director or until his respective successors are duly elected and qualified.

Changes to the Board of Directors – Appointment of Chair

On February 12, 2026, following the recommendation of the Committee, the Board appointed Simona Skerjanec, a member of the Board since July 2024, to serve as Interim Chairperson of the Board. Dr. Duane Nash, former Chairman, remains a member of the Board.

Changes to the Board of Directors – Resignation of Director

On February 12, 2026, Maria Törnsén resigned as a member of the Board in connection with the February Offering. The resignation of Ms. Törnsén was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board and the Company are deeply grateful for Ms. Törnsén’s service, dedication, and contributions to the Company.

CEO Search

Our Co-Founder and Chief Executive Officer, Dr. Daniel Vitt, and the Board will begin a search for a new CEO with deep commercial expertise in the MS space to lead Immunic through its next stage of growth and into commercialization. Subsequently, Dr. Vitt plans to transition to a new senior executive role focused on strengthening the company's scientific strategy and driving portfolio advancement. He will continue to support the organization in this capacity and as a member of the Board of Directors.

Presented Additional Phase 2 CALLIPER Trial Data for Vidofludimus Calcium at the ACTRIMS Forum 2026

On February 4, 2026, we announced the presentation of additional data from our Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS at the Americas Committee for Treatment and Research in Multiple Sclerosis (“ACTRIMS”) Forum 2026. The findings presented in two poster presentations provide additional evidence of vidofludimus calcium’s effects on key biological drivers of disease progression, including antiviral immune responses linked to Epstein-Barr virus (“EBV”)

and magnetic resonance imaging (“MRI”) markers of both acute-focal and chronic-compartmentalized inflammation. The findings further reinforce our belief that vidofludimus calcium has the potential to address underlying mechanisms of disease progression in MS patients.

Presented Key Vidofludimus Calcium Data at the 41st Congress of ECTRIMS, Highlighting Its Potential in MS

On September 24, 2025, we announced presentations of key vidofludimus calcium data at the 41st Congress of the European Committee for Treatment and Research in Multiple Sclerosis (“ECTRIMS”). The results from our Phase 2 CALLIPER trial in PMS, also selected for the Best of ECTRIMS 2025 slide deck, highlighted vidofludimus calcium's neuroprotective potential and its promise to slow disease progression in patients with or without focal inflammation. Importantly, the consistent 24wCDW results across patient populations and subgroups, including in patients without evidence of baseline inflammatory gadolinium-enhancing (“Gd+”) lesions during MRI, were seen both in the overall population and in the primary progressive multiple sclerosis (“PPMS”) and non-active secondary progressive multiple sclerosis (“naSPMS”) subgroups. Additionally, data regarding 24wCDI showed an over two-fold probability for vidofludimus calcium over placebo, statistically significant in the overall PMS population, with consistent trends across the subtypes. The CALLIPER findings support our hypothesis of clinically measurable neuroprotective effects of vidofludimus calcium, consistent with its Nurr1 activation mechanism. We believe that, since 24wCDW is an accepted regulatory endpoint to demonstrate clinical benefit in PMS, this evidence of clinical activity merits further investigation and de-risks a potential Phase 3 program.

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

New, Positive Long-Term Open-Label Extension Data from Phase 2 EMPhASIS Trial of Vidofludimus Calcium in RRMS

On June 24, 2025, we announced new long-term OLE data from our Phase 2 EMPhASIS trial in patients with RRMS. The data at week 144 showed that 92.3% of patients remained free of 12wCDW, and 92.7% free of 24wCDW. A total of 29 CDW events were confirmed at 12 weeks following the trigger event through week 144. Of these, 44.8% were associated with relapse-associated worsening (“RAW”), while only 13.8% were associated with progression independent of relapse activity (“PIRA”). Additionally, the cumulative data available from the EMPhASIS OLE period, thus far, further reinforces the favorable safety and tolerability profile of vidofludimus calcium, showing low discontinuation rates and low rates of treatment-emergent and serious adverse events. Importantly, no new safety signals have emerged during treatment durations up to 5.5 years.

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

Completion of Enrollment for Both Phase 3 ENSURE Trials of Vidofludimus Calcium in RMS

On June 5, 2025, we announced completion of enrollment for both Phase 3 ENSURE trials. The ENSURE program comprises two identical multicenter, randomized, double-blind Phase 3 trials designed to evaluate the efficacy, safety and tolerability of vidofludimus calcium versus placebo in RMS patients. Each of the trials, titled ENSURE-1 and ENSURE-2, enrolled adult patients with active RMS at more than 100 sites in 15 countries, including the United States, India and countries in the Middle East and North Africa (“MENA”) region, Latin America, and Central and Eastern Europe. In total, 1,121 patients in ENSURE-1 and 1,100 patients in ENSURE-2 have been randomized in a double-blinded fashion to either 30 mg daily doses of vidofludimus calcium or placebo. The primary endpoint for both trials is time to first relapse up to 72 weeks. Secondary endpoints include time to confirmed disability worsening based on the expanded disability status scale ("EDSS"), volume of new T2-lesions, time to sustained clinically relevant changes in cognition, and MRI-based endpoints. The top-line data from both ENSURE trials is expected by the end of 2026, which should allow for a synchronized readout and a pooled assessment of the confirmed disability worsening secondary endpoint.

Additional Data from Phase 2 CALLIPER Trial of Vidofludimus Calcium in PMS

On June 5, 2025, we also announced additional data from our Phase 2 CALLIPER trial in PMS, further supporting the positive top-line results announced on April 30, 2025. Building on the top-line data showing reductions in the relative risk of 24wCDW events based on the EDSS at the end of the main treatment period, data for the secondary endpoint of time to 24wCDW based on the EDSS further reinforced the neuroprotective potential of vidofludimus calcium in the overall PMS patient population and in the PPMS, naSPMS and active secondary progressive multiple sclerosis (“aSPMS”) subtypes. Similarly, consistent with the top-line data, further analyses of subpopulations – both with and without inflammatory gadolinium-enhanced lesion activity at baseline, who are largely shown to not benefit from current anti-inflammatory therapies – continued to demonstrate promising results for the overall study population as well as the PPMS and naSPMS subtypes.

Vidofludimus Calcium Reduced Risk of Disability Worsening in Progressive Multiple Sclerosis Patients from Phase 2 CALLIPER Trial

On April 30, 2025, we announced the results from our Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. In the overall PMS patient population, vidofludimus calcium reduced the relative risk of 24wCDW events based on changes in the EDSS compared to placebo. Further analyses by disease subtype demonstrated that vidofludimus calcium was associated with similar reductions in the relative risk of 24wCDW events in the PPMS and the naSPMS study populations compared to placebo. A consistent reduction of disability worsening was observed in the different subpopulations with or without inflammatory gadolinium-enhanced lesion activity at baseline and during the study. Vidofludimus calcium reduced the relative risk of 24wCDW events in patients without gadolinium-enhancing lesions at baseline compared to placebo.

While vidofludimus calcium had a modest benefit on the exploratory primary MRI endpoint, it substantially reduced the annualized rate of thalamic brain volume loss in patients with PMS compared to placebo. The total volume of new or enlarging T2 lesions showed a substantial difference between vidofludimus calcium and placebo over time, with vidofludimus calcium decreasing and placebo increasing.

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

April 2025 Offering

On April 9, 2025, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 5,666,667 shares of our Common Stock (the “April 2025 Shares”). The purchase price per share was $0.90 for aggregate gross proceeds of approximately $5.1 million. The offer and sale of the shares is referred to herein as the “April 2025 Offering.” The April 2025 Offering closed on April 10, 2025.

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the April 2025 Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the April 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the April 2025 Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of common stock, representing 5.0% of the shares sold in the April 2025 Offering (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable, in whole or in part, for five years from the anniversary of the Placement Agency Agreement, at an initial exercise price per share of common stock of $1.125, which is equal to 125% of the price per share to investors in the April 2025 Offering. The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the April 2025 Offering, after deducting commissions and the Company’s offering expenses, was approximately $4.7 million.

The April 2025 shares were registered under the Securities Act, on the Company’s Registration Statement on Form S-3 (Registration No. 333-275717), previously filed with the SEC, and declared effective on May 31, 2024.

May 2025 Equity Offering

On May 28, 2025, we entered into an underwriting agreement (the “May 2025 Underwriting Agreement”) with Leerink Partners LLC, for the issuance and sale of (i) pre-funded warrants to purchase an aggregate of 86,666,667 shares of Common stock (the “May 2025 Pre-Funded Warrants”), (ii) accompanying series A warrants to purchase an aggregate of 86,666,667 shares of Common Stock (or Pre-Funded Warrants) (the “Series A Warrants”), and (iii) accompanying series B warrants to purchase an aggregate of 86,666,667 shares of Common Stock (or Pre-Funded Warrants) (the “Series B Warrants”) (the “May 2025 Offering”). The price per May 2025 Pre-Funded Warrant and accompanying Series A Warrant and Series B Warrant was $0.7499.

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per share and will expire when exercised in full. The Series A Warrants are exercisable for one share of Common Stock at an exercise price of $0.75 per share. All but 10,666,667 of the Series A Warrants expired on December 31, 2025. The expiration date for the remaining 10,666,667 Series A Warrants was extended to February 28, 2026. Each Series B Warrant is exercisable on the earlier of (i) October 1, 2025, (ii) the first day following any five trading days during which the volume weighted average price for the Common Stock of the Company during such five trading day period is $1.25 or greater (the “VWAP Target”), or (iii) immediately prior to the consummation of a Fundamental Transaction (as defined in the Series B Warrants) for one share of Common Stock at an exercise price of $0.75 per share and will expire five years from the date of issuance. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. On February 12, 2026, as part of the Royalty Purchase Agreement, 51,087,000 warrants were exchanged for the right to share a 5% royalty and 35,579,667 Series B warrants are still outstanding (see note 12 "Subsequent events"). The Company may receive up to an aggregate of approximately $27 million of additional gross proceeds if the remaining Series B Warrants are exercised in full for cash and up to $8.0 million gross proceeds if the remaining Series A Warrants are exercised for cash. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.

The May 2025 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-275717), as amended, previously filed with the SEC on November 22, 2023, and declared effective by the SEC on May 31, 2024, as supplemented by the preliminary prospectus supplement, dated May 28, 2025, and a final prospectus supplement filed with the SEC pursuant to Rule 424(b) under the Securities Act, on May 30, 2025. The closing of the May 2025 Offering took place on June 3, 2025.

Transfer of Nasdaq Market Listing and Notice of Non-Compliance with Nasdaq Listing Rule 5450(a)(1)

On January 5, 2026, we were notified by the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that our application to transfer the listing of our Common Stock from the Nasdaq Global Select Market to the Nasdaq Capital Market had been approved (the “Approval”). The common stock was transferred to the Nasdaq Capital Market at the opening of business on January 7, 2026. The common stock will continue to trade under the symbol “IMUX.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

As previously disclosed, on June 27, 2025, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share for Common Stock had closed below $1.00 for the previous 30 consecutive business days (the “Bid Price Rule”). We were given a 180-day grace period, until December 24, 2025, to regain compliance with the rule. We had not regained compliance with the Bid Price Rule by December 24, 2025. Therefore, we transferred the listing of our Common Stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. As a result of the Approval, we have been granted an additional 180-day grace period, or until June 22, 2026, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Common Stock must be at least $1.00 for at least 10 consecutive business days on or prior to June 22, 2026. If we fail to regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist the Common Stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”), but there can be no assurance that the Panel would grant our request for continued listing. As a condition of the Approval imposed by Nasdaq Listing Rule 5810(c)(3)(a)(i), we notified Nasdaq that it would seek to implement a reverse stock split, if necessary, to regain compliance with the Bid Price Rule. The Company filed a proxy statement to obtain shareholder approval for a reverse stock split on February 20, 2026.

Product Acquisition History

Our wholly-owned German subsidiary Immunic AG acquired vidofludimus calcium in September 2016 through an asset acquisition from 4SC AG (hereinafter, “4SC”), a publicly traded company based in Planegg-Martinsried, Germany. On March 31, 2021, Immunic AG and 4SC entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of a 4.4% royalty on net sales for $17.25 million. The payment was made 50% in cash and 50% in shares of Immunic’s common stock.

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

Leadership

We are led by a team of dedicated and committed experienced professionals with an entrepreneurial spirit and track record of successful licensing transactions in the healthcare industry, worldwide. The team brings together several decades of leadership experience in the pharmaceutical industry with a strong scientific background and sound knowledge in drug discovery, product development, chemistry, manufacturing and controls processes, intellectual property, clinical trial design, health economics and market access, commercial launch, merger and acquisitions, capital markets, corporate finance, business development, regulatory affairs and project valuation. Our team members are inventors on project-related patents and have successfully published project-related scientific publications.

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

Additionally, vidofludimus calcium is a selective inhibitor of the enzyme DHODH, which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with the anti-inflammatory and antiviral effects of vidofludimus calcium. By inhibiting DHODH, a key enzyme of pyrimidine de novo biosynthesis, highly metabolically active T and B immune cells experience metabolic stress, which leads to a modulation of their activity and function. By addressing only highly metabolically active immune cells, vidofludimus calcium may reduce focal inflammation in the brain, without impacting normal acting immune cells.

Based on the selectivity toward metabolically activated cells, with a high need for ribonucleic acid and deoxyribonucleic acid production, DHODH inhibition also leads to a direct antiviral effect, which has been observed in various virus infected cells, such as EBV infections, hepatitis C virus infections, severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) infections, cytomegalovirus infections and even hemorrhagic fever-causing viruses, such as Arena virus infections. Treatment with vidofludimus calcium may avoid virus infections and reactivations, one of the major drawbacks of the long-term use of traditional immunomodulators. In addition, the blockage of reactivation of EBV could be of highest importance for MS patients, as infection with and reactivation of EBV was brought into connection with disease onset and progression (Bjornevik et al., 2022/Lanz et al., 2022/Schneider-Hohendorf et al., 2022).

Efficacy of vidofludimus has been observed in several animal disease models for MS, IBD, as well as systemic lupus erythematosus and transplant rejection. Previous filings by us with the SEC have summarized the development history of vidofludimus and the previous amorphous formulation of the free acid form of vidofludimus. After the asset acquisition from 4SC, we developed and filed several new patent applications for a new specific polymorph of the calcium salt formulation of vidofludimus, vidofludimus calcium, which we believe exhibits improved physicochemical and pharmacokinetic (“PK”) properties.

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

Currently, several clinical pharmacology studies and related analyses are ongoing that are intended to support regulatory filings of vidofludimus calcium.

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

PMS includes primary progressive MS (“PPMS”) and secondary progressive MS (“SPMS”). PPMS is characterized by steadily worsening neurologic function from the onset of symptoms without initial relapse or remissions. SPMS is identified following an initial relapsing-remitting course, after which the disease becomes more steadily progressive, with or without other disease activity present. Active SPMS, the progressive disease form where relapses and MRI lesions are still present, is generally counted to the RMS spectrum. The forms of SPMS that are considered part of the PMS spectrum are non-active SPMS (where disability worsening occurs despite no relapses observed in the last 24 months and no MRI lesions present in the last 12 months) or non-relapsing SPMS (where no relapses occurred in the last 24 months, but MRI lesions may be present at any time).

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

According to the National Multiple Sclerosis Society (2019), there are nearly one million patients in the United States living with MS. The MS International Federation (2021) indicates there are more than one million patients with MS in Europe as well. The disease has a large economic impact as it affects mainly young adults in the prime working age, peaking around 30 years old, although MS can occur in children and in adults. MS is up to three times more common in women than in men (Green J, Dunn WH 2012). MS affects twice as many women and men in certain age cohorts and is more common in areas inhabited by people of northern European ancestry, such as Europe, the United States, Canada, New Zealand and parts of Australia.

Evolution in Understanding of Disease Drivers of MS

The presence of a “smoldering disease” in the background of MS that leads to PIRA was suggested by a large meta-analysis of clinical data in more than 35,000 MS patients (Lublin et al., 2022). PIRA was traditionally believed to be the dominant driver of disease worsening in PMS and this was confirmed by this study as well. However, the study also found that approximately half of the disability accumulating in RMS patients were not related to relapse activity. This suggests that other mechanisms including PIRA already contribute half of the disability to disease progression in RMS – already from early stages of the disease. In addition, this investigation found that currently available drugs were able to delay or avoid disability associated with relapse activity but were unable to diminish the impact of PIRA. This confirms that PIRA presumably is caused by a process that is not addressed by currently used anti-inflammatory medications which predominantly address focal inflammation in MS. Therefore, the medical need to find treatments with a neuroprotective potential to substantially influence PIRA remains high.

Bjornevik et al. (2022) shed additional light on the role of EBV infection previously postulated to trigger MS. They analyzed EBV antibodies in serum from 801 individuals who developed MS among a cohort of more than 10 million people active in the US military over a 20-year period (1993 to 2013). Risk of MS increased 32-fold after infection with EBV but was not increased after infection with other viruses, including the similarly transmitted cytomegalovirus. Serum levels of neurofilament light chain (“NfL”), a biomarker of axonal damage, increased only after EBV seroconversion. These findings cannot be explained by any known risk factor for MS and suggest EBV as the leading cause of MS. In addition, antibody producing cells directed against the latent EBV protein EBNA1 were found in the cerebrospinal fluid of MS patients. Cross reactivity of anti-EBNA1 antibodies against GlialCAM, a protein that is predominantly expressed in glial cells in the CNS and potentially important in the myelination process of axons, further corroborates the connection between EBV infections and pathologic processes in MS (Lanz et al., 2022). Schneider-Hohendorf et al. (2022) investigated the T cell repertoire in MS patients and control populations, basically highlighting the top antigens that are seen by T cells on an ongoing basis. The study found that EBV-related antigens were on top of the list of antigens seen by T cells in MS patients but not in other EBV-infected populations. These results suggest that ongoing EBV reactivation seems to be an ongoing trigger for the immune system in MS patients and may be the trigger for disease progression and ongoing neurodegenerative processes.

Current Treatment Options

There are currently two main approaches to treating RMS. Some therapies, such as short-term corticosteroid medications, are used for treating relapses of MS symptoms. Other approaches are used as long-term treatments to reduce the number of relapses and prevent or slow down disability progression. The latter are referred to as disease-modifying therapies. We intend to develop vidofludimus calcium as a disease-modifying therapy for MS.

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

Bruton's tyrosine kinase inhibitors (“BTKi”) have been developed and assessed for both relapsing forms of MS and progressive forms such as PPMS and SPMS. Evobrutinib’s development was ultimately stopped after Phase 3 trials failed to meet their primary endpoints, leading to discontinuation for lack of efficacy. Tolebrutinib’s development faced regulatory challenges due to reports of liver toxicity, resulting in a partial clinical hold by the U.S. Food and Drug Administration (“FDA”). Most recently, Phase 3 trials for this product failed to meet their primary endpoint in the RMS indication, and in December 2025, the FDA issued a complete response letter clarifying they could not establish a favorable benefit-risk profile for tolebrutinib for indication non-relapsing SPMS. Fenebrutinib remains in Phase 3 studies, with one of two studies in RMS reported to have met the primary endpoint, and an additional Phase 3 study in PPMS reported to have met the primary endpoint as well. Remibrutinib also continues its clinical development.

It is generally accepted that current disease-modifying therapies (“DMTs”) are effective in controlling acute focal neuroinflammation resulting in symptoms related to a relapse, however, so far, available DMTs seem to lack significant efficacy effects against progression of the disease independent of MS activity and relapses resulting from smoldering processes such as compartmentalized neuroinflammation and neurodegeneration. These, together with improved safety and tolerability profiles, are considered key unmet needs for the treatment of MS.

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

Current Development Plan and Clinical Studies

Depending on the results of our ongoing clinical trials, we believe that vidofludimus calcium has the potential to demonstrate medically important advantages versus other treatments, due to its safety and tolerability profile as well as its neuroprotective, anti-inflammatory, and anti-viral effects observed, to date. Vidofludimus calcium could provide MS patients with a distinctive therapy that is uniquely matched to the biological drivers of MS. In clinical trials, to date, it has shown data indicating:

•Lower rates of confirmed disability worsening and increased rates of confirmed disability improvement.
•Robust MRI lesion suppression, comparing favorably to other medications commercially available for RMS.
•A robust decrease in serum NfL, a biomarker for axonal damage, observed in patients with both RMS and PMS.
•Potent Nurr1 activation, which is involved in protection of relevant neurons from cell death.
•A targeted effect on hyperactive immune cells without suppression of normal immune function.
•Favorable safety and tolerability profile, with low rates of treatment-emergent adverse events, serious adverse events and adverse events leading to treatment discontinuations, distinguishing vidofludimus calcium from other oral RMS treatments.
•A very low discontinuation rate for MS patients, which indicates an encouraging combination of tolerability and efficacy as well as maintenance of normal quality-of-life.

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

The Phase 2 EMPhASIS trial in RRMS includes an optional long-term open-label extension (“OLE”) period for up to 9.5 years to evaluate long-term safety and tolerability of vidofludimus calcium. Of the 268 patients that started the double-blind main treatment period, 254 patients continued in the OLE period.

On November 17, 2022, we reported an interim analysis of the long-term OLE period with data extraction in October 2022, when 209 patients remained on treatment in the OLE phase, some of whom have already received more than 180 continuous weeks (approximately four years) of active treatment with vidofludimus calcium. Long-term open-label treatment with vidofludimus calcium was associated with a low rate of confirmed disability worsening over time, comparing favorably to historical trial data for currently available MS medications. During the 24-week double-blind main treatment period, 12wCDW and 24wCDW events occurred in 1.6% of subjects in the combined vidofludimus calcium treatment arms as compared to 3.7% in the placebo group. In the OLE phase, the proportion of patients free from 12wCDW was 97.6% after 48 weeks and 94.5% after 96 weeks of vidofludimus calcium treatment as compared to the start of the OLE phase. Similar results were observed for 24wCDW and sustained CDW. The OLE phase also showed low relapse activity.

On June 24, 2025, we announced additional long-term OLE data from the EMPhASIS trial. The data at week 144 showed that 92.3% of patients remained free of 12wCDW, and 92.7% free of 24wCDW. A total of 29 CDW events were confirmed at 12 weeks following the trigger event through week 144. Of these, 44.8% were associated with RAW, while only 13.8% were associated with PIRA. Additionally, the cumulative data available from the EMPhASIS OLE period, thus far, further reinforced the favorable safety and tolerability profile of vidofludimus calcium, showing low discontinuation rates and low rates of treatment-emergent and serious adverse events. Importantly, no new safety signals have emerged during treatment durations up to 5.5 years. The most common treatment-emergent adverse events were mild, with low rates of renal and liver-related events. Serious adverse events were infrequent and none were deemed related to treatment. At the time of data cutoff on January 14, 2025, 182 patients were evaluated up to week 144, which translates into approximately 952 overall treatment years, with a low annualized discontinuation rate of approximately 6.4%.

As of January 2026, more than 170 patients continue to be treated in the OLE phase of the EMPhASIS trial, with more than five total treatment years.

Further information regarding our EMPhASIS trial in RRMS can be found on ClinicalTrials.gov under the identifier NCT03846219.

Phase 3 Program of Vidofludimus Calcium in RMS (ENSURE-1 and ENSURE-2 Trials)

On July 1, 2021, we announced FDA clearance of our Investigational New Drug (“IND”) application for the Phase 3 ENSURE program of vidofludimus calcium in patients with RMS. The ENSURE program comprises two identical multicenter, randomized, double-blind Phase 3 clinical trials designed to evaluate the efficacy, safety, and tolerability of vidofludimus calcium versus placebo in RMS patients. The primary endpoint for both clinical trials is time to first relapse up to 72 weeks. Secondary endpoints include total number of new and /or enlarging T2 MRI lesions, time to confirmed disability worsening based on EDSS, number of gadolinium enhancing T1 MRI lesions, and other clinical and MRI-based endpoints. With regard to the endpoints assessing disability, the ENSURE program will apply a synchronized readout and a pooled assessment across both clinical trials.

The ENSURE trials are being run concurrently. The first patient in ENSURE-1 was enrolled in November 2021. The first patient in ENSURE-2 was enrolled in January 2022. On June 5, 2025, we announced completion of enrollment for both ENSURE trials. Each of the trials enrolled adult patients with active RMS at more than 100 sites in 15 countries, including the United States, India and countries in the MENA region, Latin America, and Central and Eastern Europe. In total, 1,121 patients in ENSURE-1 and 1,100 patients in ENSURE-2 have been randomized in a double-blinded fashion to either 30 mg daily doses of vidofludimus calcium or placebo. The top-line data for both ENSURE trials is expected by the end of 2026.

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

Phase 2 Clinical Trial of Vidofludimus Calcium in PMS (CALLIPER Trial)

On July 1, 2021, we announced that the FDA also cleared our separate IND application for the Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. The multicenter, randomized, double-blind, placebo-controlled trial was designed to corroborate vidofludimus calcium’s neuroprotective potential and to evaluate the clinical efficacy, safety and tolerability of vidofludimus calcium in a broad set of PMS patients to determine the suitability of advancing to a confirmatory Phase 3 program. The first patient was enrolled in September 2021. Completion of enrollment was announced in August 2023, with 467 patients with primary PMS, or active or non-active secondary PMS enrolled at more than 70 sites in North America, Western, Central and Eastern Europe. Patients were randomized to either 45 mg daily doses of vidofludimus calcium or placebo in a double-blinded fashion.

On October 9, 2023, we announced positive interim data from the CALLIPER trial, showing biomarker evidence that vidofludimus calcium’s activity extends beyond the previously observed anti-inflammatory effects, thereby further reinforcing its neuroprotective potential.

On April 30, 2025, we announced the results from our Phase 2 CALLIPER trial. In the overall PMS patient population, vidofludimus calcium reduced the relative risk of 24wCDW events based on changes in the EDSS compared to placebo. Consistent reductions in disability worsening were observed in the PPMS and naSPMS subtypes as well as in different subpopulations with or without inflammatory gadolinium-enhanced lesion activity at baseline and during the study. While vidofludimus calcium had a modest benefit on the exploratory primary MRI endpoint, it substantially reduced the annualized rate of thalamic brain volume loss in patients with PMS compared to placebo. The total volume of new or enlarging T2 lesions showed a substantial difference between vidofludimus calcium and placebo over time, with vidofludimus calcium decreasing and placebo increasing. The top-line CALLIPER data set supports the favorable safety and tolerability profile of vidofludimus calcium already observed in previous clinical trials. No new safety signals were identified.

On June 5, 2025, we announced additional data from our Phase 2 CALLIPER trial. Building on the top-line data showing reductions in the relative risk of 24wCDW events based on the EDSS at the end of the main treatment period, data for the secondary endpoint of time to 24wCDW based on the EDSS further reinforced the neuroprotective potential of vidofludimus calcium in the overall PMS patient population and in the PPMS, naSPMS and active secondary progressive multiple sclerosis (“aSPMS”) subtypes. Similarly, consistent with the top-line data, further analyses of subpopulations – both with and without inflammatory gadolinium-enhanced lesion activity at baseline, who are largely shown to not benefit from current anti-inflammatory therapies – continued to demonstrate promising results for the overall study population as well as the PPMS and naSPMS subtypes.

On September 24, 2025, we announced presentations of key vidofludimus calcium data at the 41st Congress of ECTRIMS. The results from our Phase 2 CALLIPER trial, also selected for the Best of ECTRIMS 2025 slide deck, highlight vidofludimus calcium's neuroprotective potential and its promise to slow disease progression in patients with or without focal inflammation. Importantly, the consistent 24wCDW results across patient populations and subgroups, including in patients without evidence of baseline inflammatory Gd+ lesions during MRI, were seen both in the overall population and in the PPMS and naSPMS subgroups. Additionally, data regarding 24wCDI showed an over two-fold probability for vidofludimus calcium over placebo, statistically significant in the overall PMS population, with consistent trends across the subtypes. The CALLIPER findings support the hypothesis of neuroprotective effects of vidofludimus calcium, consistent with its Nurr1 activation mechanism. We believe that, since 24wCDW is an accepted regulatory endpoint to demonstrate clinical benefit in PMS, this evidence of clinical activity merits further investigation and de-risks a potential Phase 3 program.

We have conducted regulatory interactions with health authorities, including the FDA and the European Medicines Agency (“EMA”), following the data from the CALLIPER trial. These interactions were intended to obtain regulatory feedback on the clinical data package and to discuss potential next steps for the further development of vidofludimus calcium in PMS. The feedback received from the FDA included considerations related to the overall benefit-risk profile of vidofludimus calcium in the PMS population, the need for additional clinical data to support potential registration, and the context of available approved therapies. We believe that this feedback provides a clear path forward for starting a confirmatory program for vidofludimus calcium in PMS populations.

As of January 2026, more than 350 patients continue to be treated in the OLE phase of the CALLIPER trial.

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

Vidofludimus Calcium Registration Plan

All of our drug development candidates require approval from the FDA (for the United States), EMA (for the European Union) and other national competent authorities (for any other territory) before they can be marketed for sale in the applicable jurisdiction. The activities required before drugs or biologics may be marketed in the United States include:

•In vitro and in vivo preclinical safety and mechanistic studies and formulation and stability studies;
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

The FDA reviews all available data relating to safety, efficacy and quality and assesses the risk/benefit profile of a product candidate before granting approval. The data assessed by the FDA in reviewing an NDA includes preclinical testing data, including animal data, chemistry, manufacturing and controls (“CMC”) data, PK, pharmacodynamic (“PD”) and drug-drug interaction data, as well as human clinical safety and efficacy data. Moreover, an agreement for a pediatric development plan (“PSP”) is required to be achieved with the FDA prior to NDA submission. Such PSP agreements have been reached with the FDA, who waived Immunic’s requirement to conduct clinical studies in pediatric patients for both RMS and PMS.

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

Vidofludimus Calcium Manufacturing and Formulation

Vidofludimus calcium is formulated as a white, uncoated immediate release tablet. Dose strengths for clinical trials are 5 mg, 15 mg, 22.5 mg, 30 mg and 45 mg, and a matching placebo. The tablets are packaged in high-density polyethylene (“HDPE”) bottles, protected from moisture with desiccant in the cap. Vidofludimus calcium has been synthesized in several batches of up to 80 kg each of active pharmaceutical ingredient (“API”) and a drug product batch size of up to 500,000 tablets has been produced by manufacturers under contract with us. Our existing API manufacturer has the capacity for manufacturing of up to metric tons.

The execution of Phase 3 clinical trials usually requires the use of a commercial formulation of the investigational drug manufactured at commercially usable quantities. Manufactures under contract with us have developed and produced a formulation of vidofludimus calcium which would allow commercially usable production batches. A Phase 1 bioequivalence study between the early development stage formulation and the final formulation of vidofludimus calcium, manufactured with different manufacturing processes, was completed and showed bioequivalence regarding drug exposure curve in blood plasma (area under the curve). A confirmatory relative bioavailability and food effect study demonstrated a high bioavailability of tablets as compared to a drinking solution and confirmed the in vitro finding of a complete and fast dissolution profile in human subjects. No food effect on the uptake or elimination of vidofludimus calcium after administration of the tablets was observed.

Additional investigations regarding metabolite characterization, metabolic modeling and potential drug-drug interactions, as well as other activities relating to clinical pharmacology are either completed, ongoing or planned in anticipation for presentation to regulatory authorities.

Vidofludimus Calcium Intellectual Property, Licenses and Royalties

We follow a multi-layered intellectual property (“IP”) approach for vidofludimus calcium. Currently, 10 independent patent families are expected to provide exclusivity up to 2044 in the United States, or even beyond. Currently, 4 to 5 granted patents are ready for prospective listing in the Orange Book, the FDA's publication of Approved Drug Products with Therapeutic Equivalence Evaluations.

Vidofludimus calcium is protected by several layers of granted patents in the United States, Europe and other jurisdictions around the world. These patents are directed towards composition-of-matter for forms of vidofludimus calcium; the treatment of RRMS with a specific dose strength used in the clinical trials; the treatment of PMS with specific dose strengths used in the clinical trials; the dosing regimens, including those used in clinical trials for the treatment of MS, as well as composition-of-matter of a specific polymorph of vidofludimus calcium and a related method of production of the material. In the United States, these patents provide protection into 2041, unless extended further. In addition, pending applications are directed towards the use of vidofludimus calcium and other salt forms as well as free acid forms for treating neurodegenerative diseases, which, if granted, could provide protection up to 2044, unless extended further, and the pharmaceutical product (formulation, production process and impurity profile), which, if granted, could provide protection up to 2045, unless extended further. An additional patent, covering the treatment of long COVID, has been granted in the US and in Europe, also providing protection until 2041. Further undisclosed patent applications dedicated to strengthening the exclusivity period are currently in process. In addition to the patent exclusivity, vidofludimus calcium, as a new chemical entity, also is expected to benefit from regulatory data protection.

Vidofludimus calcium was acquired in a transaction with 4SC in September 2016. We have subsequently submitted additional patent applications for independently developed intellectual property. On March 31, 2021, our German subsidiary, Immunic AG, and 4SC entered into a Settlement Agreement, pursuant to which Immunic AG settled its remaining obligation of a 4.4% royalty on net sales for $17.25 million. The payment was made 50% in cash and 50% in shares of our common stock.

IMU-856

IMU-856 is an orally available and systemically acting small molecule modulator that targets SIRT6, a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. Based on preclinical data, we believe this compound may represent a unique treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, GvHD and other intestinal barrier function associated diseases.

We believe that, because IMU-856 has been shown in preclinical investigations to avoid suppression of immune cells, it may therefore have the potential to maintain immune surveillance for patients during therapy, which would be an important advantage versus immunosuppressive medications and may allow the potential for combination with available treatments in multiple gastroenterological diseases.

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

Effects on enteric hormones such as GLP-1 have been shown to provide additional favorable outcomes in multiple gastrointestinal diseases. The observed GLP-1 effects of IMU-856 may therefore provide an additional mechanism to strengthen its clinical value. We believe that this should be further evaluated in future clinical development.

Contingent on financing, licensing or partnering, we are currently preparing further clinical testing of IMU-856.

IMU-856 Manufacturing and Formulation

The API of the IMU-856 drug product is a small molecule compound, formulated as a tablet. For the Phase 1/1b clinical trial, IMU-856 was synthesized at up to 8 kg scale. Developed dose strengths were 10 mg, 40 mg, 80 mg and 160 mg, and a matching placebo. The tablets were packaged in HDPE bottles. The tablets were produced by a manufacturer under contract with us and finally released for the clinical trial by a vendor in Australia. For Phase 2 clinical testing, we have developed a new, improved formulation of IMU-856 for 60 mg, 150 mg and 240 mg dose strengths, which is stable and its manufacturing process robust.

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

A patent application covering composition-of-matter of IMU-856 and related pharmaceutical compositions has been granted in the US and other jurisdictions and is expected to provide protection into at least 2038, without accounting for potential patent term extension. In addition, pending applications for IMU-856 are directed towards the treatment of inflammatory/gastrointestinal diseases (e.g., celiac disease), reducing body weight and/or induction of satiety, and treatment of GvHD. A further undisclosed patent application dedicated to other diseases has been filed.

IMU-381

We have selected the IMU-381 program to leverage our Nurr1 platform for neurologic, gastrointestinal and other autoimmune diseases. The platform comprises next-generation molecules, including a series of chemical derivatives, with improved overall properties. The IMU-381 program is currently in preclinical testing.

Gliomic Therapeutics: Synthetic Lethality for Genetically-Defined Brain Tumors

Through our wholly-owned subsidiary Gliomic Therapeutics Inc., we are pursuing the use of new compounds in brain cancers leveraging our expertise in DHODH inhibition.

A group of prominent scientists from Harvard Medical School and the University of Texas Southwestern discovered that certain genetically defined groups of brain cancer appear to be exceptionally sensitive to DHODH inhibition. We worked with this group to develop a series of drug candidates specifically for neuro-oncology with unusually high potency, brain penetrance, and target selectivity. These candidates have been subsequently tested in vitro and in vivo, showing not only highly selective killing of tumor cells, but also increased survival in animals implanted intracranially with patient-derived tumor cells, as well as early evidence of very favorable tolerability in mice. In order to retain Immunic’s focus on our Phase 3 program in MS, as well as our broader clinical focus on immunologic diseases, Gliomic was spun out to pursue the use of these new compounds in brain cancers. Importantly, for critical scientific reasons, these new compounds would not be appropriate in MS, do not target Nurr1 activation and therefore are not competitive with vidofludimus calcium.

At the moment, Gliomic is a very lean organization, owned entirely by Immunic, with a single employee under the direction of Immunic itself, who is focused on obtaining external funding for Gliomic. As a wholly owned entity, Gliomic coordinates all of its activities with Immunic, and Immunic retains the final authority and priority in all matters. Any moneys being spent by Gliomic now are modest, and entirely at the discretion of Immunic itself.

We plan to provide additional updates in the foreseeable future.

Government Regulation - All Products

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. All of Immunic’s drug development candidates require approval from the FDA (for the United States), EMA (for the European Union) and/or other national competent authorities (for any other territory) before they can be marketed for sale in the applicable jurisdiction. The activities required before drugs or biologics may be marketed in the United States include:
•In vitro and in vivo preclinical safety and mechanistic studies and formulation and stability studies;
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

As a condition to a product’s regulatory approval, the FDA may require a sponsor to conduct Phase 4 studies designed to further assess the drug’s safety and effectiveness after NDA approval, or may require other testing and surveillance programs to monitor the safety of the approved product. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (“REMS”) to assure the safe use of the drug. A REMS could include medication guides, communication plans to healthcare professionals or other activities to assure safe use, such as provider certification or training, restricted distribution methods, and patient registries.

Research and Development

We recognized $82.0 million and $80.0 million in research and development expenses in the years ended December 31, 2025 and 2024, respectively.

Geographic Information

Substantially all of our long-lived assets were located within both the United States and Germany in 2025 and 2024.

Human Capital

As of February 1, 2026, we had 92 employees, nine of whom held M.D. degrees and 30 of whom held Ph.D. degrees. Of the employees, 68 were engaged in research and development and 24 in administration. We consider our employee relations to be good.

We emphasize several measures and objectives in managing our human capital assets, including, among others, (i) employee safety and wellness, (ii) talent acquisition and retention, (iii) employee engagement, development and training, (iv) diversity and inclusion and (v) compensation. These targeted ideals may include annual bonuses, stock-based compensation awards, a 401(k) plan, healthcare and insurance benefits, paid time-off, family leave, child-care, and employee assistance programs. We also provide our employees with access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors.

Corporate Information and Website

Prior to April 12, 2019, we were a clinical-stage biotherapeutic company known as Vital Therapies, Inc. that had historically been focused on the development of a cell-based therapy targeting the treatment of acute forms of liver failure. Vital Therapies, Inc. was originally incorporated in the State of California in May of 2003 as Vitagen Acquisition Corp., subsequently changed its name to Vital Therapies, Inc. in June 2003, and reincorporated in Delaware in January 2004. In April 2019, we completed an exchange transaction with Immunic AG pursuant to which holders of ordinary shares of Immunic AG exchanged all of their shares for shares of our common stock, resulting in Immunic AG becoming our wholly owned subsidiary. Following the exchange, we changed our name to Immunic, Inc. and we became a clinical-stage biopharmaceutical company focused on the development of selective oral therapies in immunology.

Our corporate headquarters are located at 1200 Avenue of the Americas, Suite 200, New York, New York 10036. We also have an office at Lochhamer Schlag 21, 82166 Gräfelfing, Germany and a research laboratory at Fraunhoferstraße 1, 82152 Planegg, Germany. Our telephone number is (332) 255-9818.

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
•We are a clinical-stage company with a limited operating history, have incurred significant losses since 2016, expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
•We currently have no product sales revenue and may never generate product revenue.
•We will require substantial additional capital, and our failure to obtain financing when needed on acceptable terms, or at all, could force us to delay, reduce or terminate our development programs or commercialization efforts; additional financings may be dilutive and may impose significant restrictions on our operations.
•Our business and clinical development timelines could be adversely affected by macroeconomic conditions and global events, including inflation, changes in interest rates, tariffs and retaliatory measures, supply chain disruptions, public health crises and geopolitical conflicts, including the ongoing military action involving Russia and Ukraine.
•Our success depends on the timely and successful development of our product candidates, and clinical development is lengthy, expensive and uncertain; clinical failure can occur at any stage and results from earlier studies may not be predictive of later results.
•Our product candidates may cause undesirable adverse effects or have other characteristics that could delay or prevent regulatory approval, limit labeling, or result in significant negative consequences if approval is obtained.
•The regulatory approval process is lengthy, time-consuming and inherently unpredictable, and we may be unable to obtain or maintain marketing approval for our product candidates.
•Even if approved, our ability to successfully commercialize any product candidates will depend on market acceptance, our ability to build or access sales and marketing capabilities, third-party coverage and reimbursement, and our ability to compete effectively.
•We face significant competition, and the potential market size for our product candidates may be smaller than we estimate.
•We depend on our ability to attract and retain key personnel and to establish and maintain strategic relationships and collaborations, and we may not realize the anticipated benefits of any such arrangements.
•Our ability to protect and enforce our intellectual property rights is uncertain, and failure to do so could impair our competitive position.
•We are subject to the risks and costs of operating as a public company, and our failure to meet Nasdaq continued listing requirements, including the $1.00 minimum bid price requirement, could result in delisting.
•The market price of our common stock has been and may continue to be volatile, and we do not expect to pay cash dividends in the foreseeable future.

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

Adverse macroeconomic conditions, including inflation, slower growth or recession, higher interest rates, currency fluctuations, supply chain delays or shortages, high unemployment or personnel shortages could hurt our business. We have continued to see a general increase in many of our costs as a result of inflation, although inflation has not yet had a material impact on our results of operations. However, the economies of Germany, the United States, Australia and other countries in which we do business have experienced high rates of inflation in recent years, and, if inflation were to continue for a prolonged period of time or the rate of inflation in our markets were to increase, or if a global recession were to occur, our expenses could increase substantially, resulting in increased losses from operations and net loss. A downturn in the economic environment can also lead to limitations on our ability to obtain financing, reduced liquidity and declines in our stock price.

Our clinical trials have been delayed as a result of the ongoing military action by Russia in Ukraine and the continuation of this conflict could have further adverse effects on our business.

Our clinical trials of vidofludimus calcium were originally planned to be conducted at more than 60 sites in Ukraine and Russia, but most had to be relocated to other countries because of the invasion of Ukraine by Russia in February 2022 and resulting sanctions imposed on Russia by the United States and other countries. These disruptions delayed our clinical development program, increased our costs and may disrupt future planned clinical development activities in these two countries. This military action has continued for more than three years and its future course and effects on our Company are highly unpredictable. We currently have approximately 35 active sites in western Ukraine and the ongoing conflict could put the data associated with these patients at risk as well as extend patient recruitment timelines. Ukraine is expected to make up a significant percentage of our ENSURE- 1 and ENSURE-2 phase 3 patient population. Alternative sites to fully and timely compensate for our clinical trial activities in Ukraine may not continue to be available. If our clinical trials are further interrupted, our clinical development program could experience further delays and increased costs and we may have insufficient data to support regulatory approvals of vidofludimus calcium, and any commercialization may be delayed or not approved, which could limit our potential revenue and hurt the competitive position of our potential products.

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

We are a development-stage pharmaceutical company with a limited operating history with our current business plan. Our net losses were $97.2 million and $100.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $608.6 million and to date and have not generated any revenue from our current product candidates. Moreover, Immunic AG, the Company’s operating subsidiary, has only a limited operating history upon which stockholders can evaluate our business and prospects, is not profitable and has incurred losses in each year since its inception in 2016. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry.

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

We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for, and successfully commercialize, any current or future product candidate. However pharmaceutical product development is an extremely costly and highly speculative undertaking and involves a substantial degree of risk. In addition, if we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive regulatory approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates. Even if we eventually obtain adequate market share for our product candidates, to the extent they receive regulatory and marketing approval and authorization for reimbursement, the potential markets for our product candidates may not be large enough for us to become profitable.

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

Since the inception of Immunic AG, substantially all of our resources have been dedicated to the clinical development of our product candidates. Developing pharmaceutical products, including conducting preclinical and non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2025 and December 31, 2024, we used net cash of $85.8 million and $84.8 million, respectively, in our operating activities, substantially all of which related to development of our current product candidates. We believe that we will continue to expend substantial resources for the foreseeable future toward the completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of any approved product candidates, and development of any other current or future product candidates we may choose to further develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, seeking marketing approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any current or future product candidates that may be approved for marketing.

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

We have approximately $15.5 million of cash and cash equivalents as of December 31, 2025. On February 17, 2026 we announced the closing of a private placement with net cash proceeds of $187.0 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements. Our estimate as to how long we expect our existing cash and cash equivalents to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume cash and cash equivalents significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements depend on many factors, including:
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
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application (“NDA”) to obtain marketing approval in the United States or elsewhere;
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

Policies and actions of the U.S. federal government, including changes in leadership, priorities, staffing levels, funding, and regulatory approaches could lead to additional uncertainties and delays in the FDA review and approval processes. Announced intentions to decrease headcount and expenses at government agencies, reduce regulation and increase government efficiency, and other initiatives could result in our incurring substantial additional time and expense to complete the development of, and seek and obtain marketing approval for, our product candidates in a timely manner.

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

Our most advanced product candidate requires successful completion of Phase 3 clinical trials and additional development activities before regulatory approval may be obtained, and any delays or failures could materially adversely affect our business.
For our most advanced indication, RMS, marketing approval will depend on the successful completion of one or more adequate and well-controlled Phase 3 clinical trials. Phase 3 development is costly and resource-intensive and typically spans multiple years. Clinical trials are inherently unpredictable, and studies that are initiated as planned may be delayed, require modification or fail to produce results sufficient to support approval. Protocol amendments, safety observations, manufacturing constraints, evolving regulatory expectations or inconclusive efficacy data may each effect trial timing or outcomes. Additional preclinical and clinical work will also be required to support regulatory submissions. Regulatory feedback during development may alter the scope or timing of required studies, which could increase costs or extend development timelines. We must also establish manufacturing processes capable of supporting commercial supply. This includes scaling production, validating manufacturing methods and implementing controls designed to demonstrate consistent product quality and compliance with applicable regulatory requirements. Manufacturing development and validation are complex and may require significant investment and regulatory review. Even where clinical results are favorable, difficulties in developing or validating manufacturing capabilities may delay or prevent approval. If clinical development, supporting studies or manufacturing readiness activities are delayed or unsuccessful, regulatory approval may be postponed or not obtained, which would limit our ability to commercialize this product candidate and could materially adversely affect our business, financial condition and results of operations.

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

It is impossible to predict the extent to which the clinical trial process may be affected by existing or prospective legislative and regulatory developments or changes in regulatory priorities, guidance or review practices.

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

To date, we have not completed all clinical trials required for the approval of any of our current product candidates. The commencement and completion of clinical trials for our current product candidates may be delayed, suspended or terminated as a result of many factors, including but not limited to:
•the delay or refusal of regulators or institutional review boards (“IRBs”) at the medical institutions where the clinical trials are conducted to authorize us to commence a clinical trial at a prospective trial site;
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
•regulators or IRBs requiring that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or adverse events experienced by participants in clinical trials;

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
•We announced in October 2022 the analysis of interim group-level data of our Phase 1b clinical trial of IMU-935 in patients with moderate-to-severe psoriasis did not separate from placebo. Following this announcement, our stock price declined significantly, which caused us to record a full impairment of our goodwill in the quarter ended December 31, 2022. Data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent marketing approval of our product candidates. In addition, the design of a clinical trial can determine whether its results will support approval of a product, or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to properly design and execute a clinical trial to support marketing approval for our desired indications. Further, clinical trials of product candidates often reveal that it is not practical or feasible to continue development efforts. If one of our product candidates is found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for such product candidate and our business would be harmed. If the results of our clinical trials of our product candidates do not achieve pre-specified endpoints, we are unable to provide primary or secondary endpoint measurements deemed acceptable by the FDA or comparable foreign regulators, or we are unable to demonstrate an acceptable level of safety relative to the efficacy associated with our proposed indications, the prospects for approval of our product candidates would be materially and adversely affected. For example, we announced in June 2022 that a phase 2 clinical trial of our most advanced drug candidate, vidofludimus calcium, did not achieve its primary endpoint in patients with moderate-to-severe ulcerative colitis. As a result, we do not plan any further drug development activities in ulcerative colitis without a partner.
•In October 2024, an independent data monitoring committee, or IDMC, conducted a non-binding, interim futility analysis of our Phase 3 ENSURE program for the treatment of RMS and reported that the trials are not futile and should continue as planned. In addition, the IDMC recommended that we continue the trials without any adjustment to the sample sizes of each trial. There can be no assurances that the observations made at the interim regarding futility will be consistent with the final study results for various reasons, including that the final study results based upon the full sample size may not be consistent with the results achieved by the limited sample size used to conduct the interim analysis and the current sample size of approximately 1,050 adult patients with active RMS in each trial may not be sufficiently large to demonstrate efficacy.
•In February 2025, we reported that IMU-856, our orally available small molecule modulator targeting SIRT6, demonstrated a dose-dependent increase in endogenous glucagon-like peptide-1 levels in a post-hoc analysis of patients from our Phase 1b clinical trial in celiac disease, and dose-dependent reductions in body weight gain and food consumption in preclinical in vivo testing. These data suggest potential effects on GLP-1 and weight management; however, such findings arise from a post-hoc analysis of a small Phase 1b study and preclinical models, which are inherently subject to limitations.
•In April 2025, we announced data from our Phase 2 CALLIPER trial of vidofludimus calcium in patients with progressive multiple sclerosis, including a reported reduction in the relative risk of 24-week confirmed disability worsening events by approximately 20% in the overall PMS population and by approximately 30% in the primary progressive multiple sclerosis subgroup compared to placebo.
•In June 2025, we reported new, positive long-term open-label extension data from our Phase 2 EMPhASIS trial of vidofludimus calcium for the treatment of relapsing-remitting multiple sclerosis. The OLE portion of the EMPhASIS trial is ongoing and is generally designed to evaluate longer-term safety and tolerability and to explore longer-term outcomes; however, OLE data are inherently subject to important limitations, including the absence of a concurrent control group, potential selection bias (including that patients who remain in the OLE may differ from those who discontinue participation), and the potential influence of confounding factors.

Notwithstanding any of the foregoing, many companies in the pharmaceutical industry, including those with greater resources and experience than we, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more product candidates. We have never generated revenue from sales of any products, and we may never be able to develop or commercialize a product candidate.

Our most advanced product candidate, vidofludimus calcium, had the first patient enrolled in a Phase 3 program for relapsing multiple sclerosis (“RMS”) in November 2021 and we do not expect the readout of topline data from this trial until the end of 2026. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval, manufacturing or commercialization of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, executive orders or administrative action, either in the United States or other jurisdictions. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or not able to maintain regulatory compliance, we may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we may obtain marketing approval. Our current and future arrangements with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act ("FCA"), which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct business. Further, efforts to ensure that our future business arrangements with third parties comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could significantly harm our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including current and any future collaborators, are found not to be in compliance with applicable laws, those persons or entities may be subject to criminal, civil or administrative sanctions, including exclusion from participation in government healthcare programs, which could also negatively affect our business.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and other jurisdictions. We operate in a highly regulated industry and new laws, regulations, judicial decisions, executive orders, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery of, or payment for, healthcare products and services could negatively impact our business, financial condition, results of operations and prospects. There continues to be significant interest in promoting healthcare reform, as evidenced by the enactment in the United States of the Affordable Care Act and repeated efforts to repeal, invalidate or modify portions of the act. Among other things, the Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, revising the methodology by which rebates owed by manufacturers for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, extending Medicaid rebates to individuals enrolled in Medicaid managed care plans, imposing mandatory discounts for certain Medicare Part D beneficiaries who fall into a coverage gap, and subjecting drug manufacturers to payment of an annual fee based on its market share of prior year total sales of branded products to certain federal healthcare programs.

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

Our research and development activities and the activities of our contract manufacturers and suppliers involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are or will be stored at facilities of ours and our manufacturers, pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, or the risk of environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our contract manufacturers and suppliers for handling and disposing of these materials generally comply with the current standards prescribed by applicable laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In the event of contamination of injury, we may be held liable for any resulting damages, which could exceed our resources or result in government-imposed restrictions on our use of specified materials or interruptions of our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have generally tended to become more stringent over time. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

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

We currently have 92 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing our growth. As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure and internal controls, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. We may not have the financial resources needed to fund capital expenditures and expansion of our operations. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are subject to evolving SEC rules and other legal requirements regarding cybersecurity incident reporting and disclosure, and any actual or perceived failure to comply with such requirements could result in regulatory scrutiny, litigation, reputational harm and increased costs.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other price-restrictive regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of products. In many countries, the prices of products are subject to varying price control mechanisms as part of national health systems. Price controls or other changes in pricing regulation could restrict the amount that we may be able to charge for any of our products. Tariffs could also adversely affect pricing of our products. Accordingly, the potential revenue and profits from markets outside the United States may be commercially inadequate.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, they could establish a strong market position before we are able to enter the market. Third-party payors, including governmental and private insurers, also may encourage the use of less expensive generic products. Failure of any approved product candidates of ours to effectively compete against established treatment options or to compete in the future with new products would harm our business, financial condition, results of operations and prospects.

The size of the potential market for our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be substantially smaller than our estimates.

The potential market opportunities for our product candidates are difficult to estimate and will depend on a number of factors beyond our control. Our estimates of potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and other surveys, and our internal analyses of this information. Although we believe that our internal assumptions are reasonable based on currently available information, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source for all of the assumptions. If any of the assumptions proves to be inaccurate or any of our analysis turns out to be flawed, the actual markets for our product candidates could be substantially smaller than our estimates.

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

We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Instead, we rely on, and expect to continue to rely on, third parties for the supply of raw materials and manufacture of drug supplies necessary to conduct our preclinical studies and clinical trials. Our reliance on third parties for manufacturing exposes us to additional risks. Delays in production by third parties could delay our clinical trials or have an adverse impact on any commercial activities. In addition, our dependence on third parties for the manufacture of and formulation of our product candidates subjects us to the risk that such product candidates may have manufacturing defects that we have limited ability to prevent or control. Although we oversee these activities to ensure compliance with our quality standards, budgets and timelines, we have, and will continue to have, less control over the manufacturing of our product candidates than if we were to manufacture our product candidates. Further, the third parties we contract with could have staffing difficulties, might undergo changes in priorities or may become financially distressed, any of which would adversely affect the manufacturing and production of our product candidates. In addition, a third party could be acquired by, or enter into an exclusive arrangement with, one of our competitors, which would adversely affect our ability to access the formulations we require for the manufacturing of our product candidates and could require us to find and contract with alternative sources of supply, resulting in higher costs and delays in our drug development program.

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

A prolonged U.S. federal government shutdown could materially and adversely affect our business, operations, and legal proceedings.

On October 1, 2025, the federal government of the United States began a shutdown at 12:01 a.m. EDT as a result of congressional failure to pass appropriations legislation for the 2026 fiscal year, which began that day, and lasted for 43 days. Subsequent partial federal government shutdowns occurred in January and February of 2026. A continued and prolonged shutdown could materially and adversely affect our business, operations, financial condition, and legal matters. A federal government shutdown may result in the furlough of federal employees, reduced availability of government services, and suspension or delay of activities by key agencies that regulate, fund, or interact with our business, including the SEC, the FDA, the HHS, and the U.S. Patent and Trademark Office. During such periods, review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems. In addition, the Administrative Office of the U.S. Courts and federal judiciary operations rely on appropriated funds and fee-based reserves that may be exhausted in the event of an extended shutdown. If federal court funding lapses or is limited to “essential” functions only, civil litigation, bankruptcy proceedings, and regulatory enforcement actions involving us or our affiliates could be postponed or suspended. Any such delay could impede our ability to resolve disputes, enforce contractual rights, or obtain timely judicial relief, which may have a material adverse effect on our financial position or prospects. Such conditions could negatively impact our access to financing, timing of capital-raising transactions, and the liquidity or trading volume of our securities. Accordingly, the current federal government shutdown, or uncertainty regarding the continuity of government operations could have a material adverse effect on our business, results of operations, and stock price.

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

Risks Related to Our Common Stock

If we fail to regain compliance by June 22, 2026 with the $1.00 minimum bid price requirement of Nasdaq, our common stock will be delisted from the Nasdaq Capital Market (subject to appeal), which would negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

We were notified by Nasdaq on June 27, 2025 that our common stock had closed below $1.00 for the previous 30 consecutive business days. Therefore, we were not in compliance with Nasdaq Listing Rule 5450(a)(1), also known as the Bid Price Rule. We were given a 180-day grace period, until December 24, 2025, to regain compliance with the Bid Price Rule. We had not regained compliance with the Bid Price Rule by December 24, 2025. Therefore, we filed an application to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. This application to be listed on the Nasdaq Capital Market was approved and we were granted an additional 180-day grace period, or until June 22, 2026, to regain compliance with the Bid Price Rule.

To regain compliance with the Bid Price Rule and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of common stock must be at least $1.00 for at least 10 consecutive business days on or prior to June 22, 2026. If we fail to regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel, but there can be no assurance that such an appeal would be granted. As a condition of the approval of the application to transfer listing of common stock to the Nasdaq Capital Market., we notified Nasdaq that we would seek to implement a reverse stock split, if necessary, to regain compliance with the Bid Price Rule. We have filed a preliminary proxy statement with the SEC to convene a special meeting of stockholders to obtain stockholder approval of certain matters related to a reverse stock split, described elsewhere in this annual report on form 10-K as the Reverse Split Stockholder Approval, but there is no guarantee that our stockholders will approve these matters at a special meeting.

Any Nasdaq action relating to a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any such delisting action would materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest, reduced coverage by equity research analysts and fewer business development opportunities.

If our stockholders fail to approve a reverse stock split of our common stock, our business and operations will be materially negatively impacted, because we will be unable to issue additional shares of common stock and our common stock may be delisted from The Nasdaq Capital Market.

As a result of our recent private placement financing and prior equity issuances, we currently have a limited number of authorized but unissued shares of common stock available for future issuance. The availability of authorized shares is necessary to provide us with flexibility to pursue financing transactions, strategic acquisitions, equity incentive grants, conversions or exercises of outstanding securities, and other general corporate purposes.

Because the number of authorized but unissued shares of our common stock is currently limited, we may be unable to issue additional shares of common stock when needed unless and until we obtain the Reverse Split Stockholder Approval. We have filed a preliminary proxy statement with the SEC to convene a special meeting of stockholders to obtain stockholder approval of certain matters related to a reverse stock split, described elsewhere in this annual report on form 10-K as the Reverse Split Stockholder Approval, but there is no guarantee that our stockholders will approve these matters at a special meeting.

If we are unable to obtain the Reverse Split Stockholder Approval, or otherwise increase the number of authorized shares available for issuance on a timely basis, our ability to raise additional capital, satisfy contractual obligations requiring the issuance or reservation of shares, pursue strategic transactions, or provide equity-based compensation could be materially limited. Any delay or inability to access equity financing or complete strategic transactions could adversely affect our liquidity, financial condition, and ability to execute our business strategy. In addition, uncertainty regarding the availability of authorized shares could negatively impact investor confidence and the market price of our common stock. In addition, if we fail to obtain the Reverse Split Stockholder Approval and such failure causes continued noncompliance with the Bid Price Requirement, our common stock will likely be delisted from The Nasdaq Capital Market, which would significantly negatively impact the liquidity of or common stock, as well as our business and results of operations.

We intend to effect a reverse stock split, which may not achieve its intended objectives and could negatively affect the market price and liquidity of our common stock. We also have a significant number of warrants which are either exercisable for shares of common stock now, or will be exercisable for shares of common stock following receipt of the Reverse Split Stockholder Approval, and we are obligated to file a resale registration statement with the SEC to cover a significant number of shares of common stock for resale by certain selling stockholders.

We have scheduled a special meeting of stockholders to consider a proposal to approve a reverse stock split of our outstanding common stock. Approval of the reverse stock split requires stockholder approval, and even if approved, our board of directors will retain discretion as to whether and when to implement the reverse stock split and the ratio at which it would be effected. There is no assurance that a reverse stock split, if implemented, will result in a sustained increase in the trading price of our common stock or otherwise achieve the anticipated benefits. The market price of our common stock following a reverse stock split will depend on a variety of factors, including our financial and operating performance, general market conditions and investor perceptions, many of which are outside our control. In some cases, companies that have effected reverse stock splits have experienced increased price volatility or declines in the market price of their securities after the split becomes effective. As a result, our overall market capitalization following a reverse stock split could be lower than before the split. A reverse stock split would also reduce the number of shares of our common stock outstanding and could adversely affect trading liquidity. Reduced liquidity may make it more difficult for stockholders to buy or sell shares in the market and may contribute to greater fluctuations in the trading price of our common stock. In addition, stockholders whose holdings are reduced to fewer than 100 shares as a result of the reverse stock split would hold “odd lots,” which may be more difficult or costly to trade.

Following our recent private placement and prior equity issuances, we have a limited number of authorized but unissued shares of common stock available for issuance. The reverse stock split is intended in part to increase the number of shares available for future financings, strategic transactions, equity incentive awards and other corporate purposes. If the reverse stock split is not approved or implemented, our ability to raise capital, satisfy obligations that require the issuance or reservation of shares, or pursue strategic opportunities could be limited.

The announcement or completion of a reverse stock split may also be viewed negatively by investors or the market generally, which could adversely affect the trading price of our common stock. Accordingly, even if the reverse stock split is completed, it may not achieve the intended objectives or enhance stockholder value.

Assuming a 1-for-10 reverse stock split, we would have approximately 13,046,000 shares of common stock issued and outstanding and approximately 32,824,000 shares reserved for issuance upon the exercise of pre-funded warrants and common stock warrants. Pursuant to the terms of the February 2026 Registration Rights Agreement, we are obligated to file and have declared effective a resale registration statement to cover all Registrable Securities issued in the February 2026 Offering. Although each holder of our warrants is not permitted to convert their warrants into shares of common stock to the extent that after giving effect to such conversion, such holder would (together with such holder’s affiliates and relates parties) beneficially own in excess of 4.99% or 9.99% (at the holder’s election) of the shares of common stock outstanding immediately after giving effect to such exercise, the market price of our common stock could decline if the holders of such shares sell them over time or are perceived by the market as intending to sell them.

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

In addition, we have entered into an at-the-market sales agreements with Leerink Partners LLC (“Leerink Partners”), which provides that we may offer and sell from time to time through Leerink Partners as sales agent, up to $80 million of common stock in “at the market offerings” (as defined in Rule 415 under the Securities Act of 1933, as amended)). As of the date hereof, $80.0 million of common stock remains available for sale.

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

In addition to any limitation imposed by Section 382 of the Code, the use of NOLs arising after December 31, 2017 generally is limited to a deduction of 80% of taxable income for the corresponding taxable year. NOLs arising after December 31, 2017, with certain exceptions, may not be carried back to previous taxable years, but may be carried forward indefinitely.

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
Item 2. Properties.
As of December 31, 2025, we lease approximately 24,300 square feet in Germany in Gräfelfing, Germany, 4,800 square feet in Planegg, Germany and approximately 3,300 square feet of office space in New York City, USA.
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
Holders
As of February 24, 2026, there were 26 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Unregistered Sales of Equity Securities

All sales of unregistered securities by us during the year ended December 31, 2025 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
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
Overview
Immunic, Inc. (“Immunic," “we,” “us,” “our” or the "Company") is a late-stage biotechnology company pioneering the development of novel oral therapies for neurologic and gastrointestinal diseases. We are headquartered in New York City with our main operations in Gräfelfing near Munich, Germany. We had 92 employees as of February 1, 2026.

We are pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“RMS”), and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting multiple sclerosis ("RRMS"), progressive multiple sclerosis (”PMS”) and other diseases; the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”), and Graft-versus-Host-Disease ("GvHD"); and the IMU-381 program, which comprises next-generation molecules in preclinical testing for neurologic, gastrointestinal and other autoimmune diseases leveraging our nuclear receptor-related 1 (“Nurr1”) platform.
We have incurred net losses since inception and have an accumulated deficit of $608.6 million through December 31, 2025. We anticipate that we will continue to incur losses for at least the next several years. Due to the uncertainties involved with therapeutic product development and the clinical trial process, we cannot predict the timing or level of future expenses with certainty, when product approval might occur, if ever, or when profitability may be achieved or sustained.
Recent Events
Key Status Updates
February 2026 Private Placement

Securities Purchase Agreement

On February 12, 2026, we into a securities purchase agreement (the “February Securities Purchase Agreement”) with certain accredited investors (the “February Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “February 2026 Offering”), pre-funded warrants (the “February 2026 Pre-Funded Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Pre-Funded Warrants, the “February 2026 Pre-Funded Warrant Shares”) to purchase up to 0.0001 shares of Common Stock, with each February 2026 Pre-Funded Warrant accompanied by a warrant to purchase (i) a share of Common Stock or (ii) a pre-funded warrant to purchase a share of Common Stock (collectively, the “February 2026 Common Warrants” and together with the February 2026 Pre-Funded Warrants, the “February 2026 Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Common Warrants, the “February 2026 Common Warrant Shares”, and together with the February 2026 Pre-Funded Warrant Shares, the “February 2026 Warrant Shares”).

The purchase price for each February 2026 Pre-Funded Warrant and accompanying February 2026 Common Warrant was $0.873120. Each February 2026 Pre-Funded Warrant is immediately exercisable at a price of $0.0001 per share. Each February 2026 Common Warrant is exercisable at a price $0.873220 per share (subject to adjustment as set forth therein) following the completion of the Reverse Stock Split (as defined below) until the earlier of (i) 30 trading days following the date of our initial public announcement of topline data from its Phase 3 ENSURE trials (for the avoidance of doubt, the later date of the initial public announcement of topline data from ENSURE-1 or ENSURE-2, if announced separately) (the “Topline Data Announcement”), (ii) immediately upon the exercise of the February 2026 Pre-Funded Warrants if such exercise of February 2026 Pre-Funded Warrants is prior to the Topline Data Announcement, provided that if the February 2026 Pre-Funded Warrant is not exercised in full, the February 2026 Common Warrant expires proportionally only to the extent the Pre-Funded Warrant is exercised, and (iii) February 17, 2031.

The Offering closed on February 17, 2026 (the “February 2026 Closing Date”).

The aggregate gross proceeds to the Company from the issuance and sale of the February 2026 Warrants was approximately $200 million, before deducting fees to be paid to the placement agents and financial advisors of the Company and other estimated offering expenses payable by the Company. The aggregate exercise price of the February 2026 Warrants is approximately $200 million.

Leerink Partners LLC acted as lead placement agent for the Offering, Stifel, Guggenheim Securities, William Blair, LifeSci Capital, B. Riley Securities and Brookline Capital Markets, a division of Arcadia Securities, LLC also acted as placement agents for the February 2026 Offering. As compensation in connection with the February 2026 Offering, we agreed to pay the placement agents a fee equal to 6% of the aggregate gross proceeds received by us (i) upon the issuance of the February 2026 Warrants at closing and (ii) upon the cash exercise of the February 2026 Common Warrants.

The Offering

We intend to use the net proceeds from the February 2026 Offering to fund our clinical trials and operations and for working capital and other general corporate purposes.

The securities issued in the February 2026 Offering have not been registered under the Securities Act, and until so registered the securities may not be offered or sold absent registration or availability of an applicable exemption from registration. There is no established public trading market for the February 2026 Warrants, and we do not intend to list such securities on any national securities exchange or nationally recognized trading system.

In connection with the February 2026 Offering, we and each February 2026 Investor entered into a registration rights agreement simultaneously with the February 2026 Securities Purchase Agreement (the “February 2026 Registration Rights Agreement”). Pursuant to the February 2026 Registration Rights Agreement, as promptly as reasonably practicable following the February 2026 Closing Date but, in any event, not later than 45 days thereafter (the “Filing Date”) we shall file a resale registration statement on Form S-3 (or Form S-1 if Form S-3 is not available) providing for the resale by the Investors of the Registrable Securities (as defined in the February 2026 Registration Rights Agreement) and to use reasonable best efforts to cause such resale registration statement to be declared effective by the staff of the Securities and Exchange Commission (the “SEC”) at the earliest possible date but no later than the earlier of (a) the 60th calendar day following the Filing Date if the SEC notifies us that it will review the registration statement and (b) the fifth business day after we are notified by the SEC that the registration statement will not be “reviewed” or will not be subject to further review or (ii) the fifth business day following the receipt of Reverse Split Stockholder Approval (as defined below) and the consummation of the Reverse Stock Split.

The February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement contain certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement were made solely for the benefit of the parties to the February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement, respectively, and may be subject to limitations agreed upon by the contracting parties.

Special Meeting and Reverse Stock Split

The February 2026 Securities Purchase Agreement provides that no later than three days following the February 2026 Closing Date, we must file a preliminary proxy statement with the SEC for the purpose of receiving stockholder approval (“Reverse Split Stockholder Approval”) of an amendment to our certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding Common Stock, at a ratio of not less than 10:1 (the “Reverse Stock Split”). The Company filed this proxy statement on February 20, 2026.

Royalty Purchase Agreement

As previously disclosed, on June 3, 2025, the Company issued series B common stock warrants to purchase up to an aggregate of 86,666,667 shares of Common Stock (or prefunded warrants to purchase shares of Common Stock) in an underwritten public offering (the “Series B Warrants”). On February 12, 2026, the Company entered into a purchase and sale agreement (the “Royalty Purchase Agreement”) with certain Series B Warrant holders who had purchased a predetermined number of Series B Warrants (each a “Participating Series B Holder”) and BVF Partners, L.P. (“BVF”), acting as royalty interest agent (the “Warrant Exchange”).

Pursuant to the Royalty Purchase Agreement, the Participating Series B Holders will exchange an aggregate of 51,087,000 Series B Warrants for a pro rata share of an aggregate 5% synthetic royalty on future sales of the Company’s vidofludimus calcium program in any country (the “Royalty Interests”). The pro rata share for each Participating Series B Holder is equal to the number of Series B Warrants exchanged by such Participating Series B Holder divided by the number of Series B Warrants exchanged by all Participating Series B Holders (expressed as a percentage). Royalty Interests will be due and payable quarterly by the Company to the Participating Series B Holders following the First Commercial Sale (as defined in the Royalty Purchase Agreement).

Pursuant to the Royalty Purchase Agreement, the Company has agreed to specified affirmative and negative covenants, including without limitation covenants regarding periodic reporting of information by the Company to the Participating Series B Holders, and audits of royalties paid under the Royalty Purchase Agreement. The Royalty Purchase Agreement also contains representations and warranties, other covenants, indemnification obligations, and other provisions customary for transactions of this nature.

On the Closing Date, Series B Warrants to purchase up to an aggregate of 51,087,000 shares of Common Stock were surrendered by Participating Series B Holders and cancelled, and Series B Warrants to purchase up to an aggregate of 35,579,667 shares of Common Stock remain issued and outstanding.

Changes to the Board of Directors – Appointment of Director

On February 12, 2026, our board of directors (the “Board”), following the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), appointed Thor Nagel, an Analyst with BVF, to the Board until the 2026 annual meeting of stockholders as a Class III director or until his respective successors are duly elected and qualified.

Changes to the Board of Directors – Appointment of Chair

On February 12, 2026, following the recommendation of the Committee, the Board appointed Simona Skerjanec, a member of the Board since July 2024, to serve as Interim Chairperson of the Board. Dr. Duane Nash, former Chairman, remains a member of the Board.

Changes to the Board of Directors – Resignation of Director

On February 12, 2026, Maria Törnsén resigned as a member of the Board in connection with the February Offering. The resignation of Ms. Törnsén was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board and the Company are deeply grateful for Ms. Törnsén’s service, dedication, and contributions to the Company.

CEO Search

Our Co-Founder and Chief Executive Officer, Dr. Daniel Vitt, and the Board will begin a search for a new CEO with deep commercial expertise in the MS space to lead Immunic through its next stage of growth and into commercialization. Subsequently, Dr. Vitt plans to transition to a new senior executive role focused on strengthening the company's scientific strategy and driving portfolio advancement. He will continue to support the organization in this capacity and as a member of the Board of Directors.

Presented Additional Phase 2 CALLIPER Trial Data for Vidofludimus Calcium at the ACTRIMS Forum 2026

On February 4, 2026, we announced the presentation of additional data from our Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS at the Americas Committee for Treatment and Research in Multiple Sclerosis (“ACTRIMS”) Forum 2026. The findings presented in two poster presentations provide additional evidence of vidofludimus calcium’s effects on key biological drivers of disease progression, including antiviral immune responses linked to Epstein-Barr virus (“EBV”) and magnetic resonance imaging (“MRI”) markers of both acute-focal and chronic-compartmentalized inflammation. The findings further reinforce our belief that vidofludimus calcium has the potential to address underlying mechanisms of disease progression in MS patients.

Presented Key Vidofludimus Calcium Data at the 41st Congress of ECTRIMS, Highlighting Its Potential in MS
On September 24, 2025, we announced presentations of key vidofludimus calcium data at the 41st Congress of the European Committee for Treatment and Research in Multiple Sclerosis (“ECTRIMS”). The results from our Phase 2 CALLIPER trial in PMS, also selected for the Best of ECTRIMS 2025 slide deck, highlighted vidofludimus calcium's neuroprotective potential and its promise to slow disease progression in patients with or without focal inflammation. Importantly, the consistent 24-week confirmed disability worsening (“24wCDW”) results across patient populations and subgroups, including in patients without evidence of baseline inflammatory gadolinium-enhancing (“Gd+”) lesions during MRI, were seen both in the overall population and in the primary progressive multiple sclerosis (“PPMS”) and non-active secondary progressive multiple sclerosis (“naSPMS”) subgroups. Additionally, data regarding 24-week confirmed disability improvement (“24wCDI”) showed an over two-fold probability for vidofludimus calcium over placebo, statistically significant in the overall PMS population, with consistent trends across the subtypes. The CALLIPER findings support our hypothesis of clinically measurable neuroprotective effects of vidofludimus calcium, consistent with its Nurr1 activation mechanism. We believe that, since 24wCDW is an accepted regulatory endpoint to demonstrate clinical benefit in PMS, this evidence of clinical activity merits further investigation and de-risks a potential Phase 3 program.
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

New, Positive Long-Term Open-Label Extension Data from Phase 2 EMPhASIS Trial of Vidofludimus Calcium in RRMS

On June 24, 2025, we announced new long-term OLE data from our Phase 2 EMPhASIS trial in patients with RRMS. The data at week 144 showed that 92.3% of patients remained free of 12w CDW, and 92.7% free of 24w CDW. A total of 29 CDW events were confirmed at 12 weeks following the trigger event through week 144. Of these, 44.8% were associated with relapse-associated worsening (“RAW”), while only 13.8% were associated with progression independent of relapse activity (“PIRA”). Additionally, the cumulative data available from the EMPhASIS OLE period, thus far, further reinforces the favorable safety and tolerability profile of vidofludimus calcium, showing low discontinuation rates and low rates of treatment-emergent and serious adverse events. Importantly, no new safety signals have emerged during treatment durations up to 5.5 years.

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

Completion of Enrollment for Both Phase 3 ENSURE Trials of Vidofludimus Calcium in RMS

On June 5, 2025, we announced completion of enrollment for both Phase 3 ENSURE trials. The ENSURE program comprises two identical multicenter, randomized, double-blind Phase 3 trials designed to evaluate the efficacy, safety and tolerability of vidofludimus calcium versus placebo in RMS patients. Each of the trials, titled ENSURE-1 and ENSURE-2, enrolled adult patients with active RMS at more than 100 sites in 15 countries, including the United States, India and countries in the Middle East and North Africa (“MENA”) region, Latin America, and Central and Eastern Europe. In total, 1,121 patients in ENSURE-1 and 1,100 patients in ENSURE-2 have been randomized in a double-blinded fashion to either 30 mg daily doses of vidofludimus calcium or placebo. The primary endpoint for both trials is time to first relapse up to 72 weeks. Secondary endpoints include time to confirmed disability worsening based on the expanded disability status scale ("EDSS"), volume of new T2-lesions, time to sustained clinically relevant changes in cognition, and MRI-based endpoints. The top-line data from both ENSURE trials is expected by the end of 2026, which should allow for a synchronized readout and a pooled assessment of the confirmed disability worsening secondary endpoint.

Additional Data from Phase 2 CALLIPER Trial of Vidofludimus Calcium in PMS

On June 5, 2025, we also announced additional data from our Phase 2 CALLIPER trial in PMS, further supporting the positive top-line results announced on April 30, 2025. Building on the top-line data showing reductions in the relative risk of 24wCDW events based on the EDSS at the end of the main treatment period, data for the secondary endpoint of time to 24wCDW based on the EDSS further reinforced the neuroprotective potential of vidofludimus calcium in the overall PMS patient population and in the PPMS, naSPMS and active secondary progressive multiple sclerosis (“aSPMS”) subtypes. Similarly, consistent with the top-line data, further analyses of subpopulations – both with and without inflammatory gadolinium-enhanced lesion activity at baseline, who are largely shown to not benefit from current anti-inflammatory therapies – continued to demonstrate promising results for the overall study population as well as the PPMS and naSPMS subtypes.

Vidofludimus Calcium Reduced Risk of Disability Worsening in Progressive Multiple Sclerosis Patients from Phase 2 CALLIPER Trial

On April 30, 2025, we announced the results from our Phase 2 CALLIPER trial of vidofludimus calcium in patients with PMS. In the overall PMS patient population, vidofludimus calcium reduced the relative risk of 24wCDW events based on changes in the EDSS compared to placebo. Further analyses by disease subtype demonstrated that vidofludimus calcium was associated with similar reductions in the relative risk of 24wCDW events in the PPMS and the naSPMS study populations compared to placebo. A consistent reduction of disability worsening was observed in the different subpopulations with or without inflammatory gadolinium-enhanced lesion activity at baseline and during the study. Vidofludimus calcium reduced the relative risk of 24wCDW events in patients without gadolinium-enhancing lesions at baseline compared to placebo.

While vidofludimus calcium had a modest benefit on the exploratory primary MRI endpoint, it substantially reduced the annualized rate of thalamic brain volume loss in patients with PMS compared to placebo. The total volume of new or enlarging T2 lesions showed a substantial difference between vidofludimus calcium and placebo over time, with vidofludimus calcium decreasing and placebo increasing.

The top-line CALLIPER data set supports the favorable safety and tolerability profile of vidofludimus calcium already observed in previous clinical trials. No new safety signals were identified.

IMU-856 Demonstrated Dose-Dependent Increase of GLP-1 in Celiac Disease Patients and Corresponding Effects in Preclinical Testing

On February 20, 2025, we announced that IMU-856 demonstrated a dose-dependent increase of endogenous glucagon-like peptide-1 (“GLP-1”) levels in a post hoc analysis of patients from our Phase 1b clinical trial in celiac disease. IMU-856 also showed a dose-dependent reduction of body weight gain and food consumption in preclinical in vivo testing

The post hoc analysis of our Phase 1b clinical trial of IMU-856 in celiac disease patients measured blood concentrations of GLP-1, between baseline and day 28, in a fasting state. A highly statistically significant (day 29: 80 mg p=0.014; 160 mg p=0.003) and dose-dependent increase of GLP-1 versus placebo control was detectable, even in the small patient population in this Phase 1b clinical trial (baseline: N placebo = 11, N 80 mg IMU-856 = 13, N 160 mg IMU-856 = 13). These clinical findings were corroborated by effects observed in a 6-month preclinical in vivo study, where IMU-856 was found to reduce body weight gain accompanied by food consumption in a dose-dependent fashion up to -40%, compared to the control group, which was found to be linked to reduced food intake.
April 2025 Offering

On April 9, 2025, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 5,666,667 shares of our Common Stock (the “April 2025 Shares”). The purchase price per share was $0.90 for aggregate gross proceeds of approximately $5.1 million. The offer and sale of the shares is referred to herein as the “April 2025 Offering.” The April 2025 Offering closed on April 10, 2025.

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the April 2025 Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the April 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the April 2025 Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of common stock, representing 5.0% of the shares sold in the April 2025 Offering (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable, in whole or in part, for five years from the anniversary of the Placement Agency Agreement, at an initial exercise price per share of common stock of $1.125, which is equal to 125% of the price per share to investors in the April 2025 Offering. The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the April 2025 Offering, after deducting commissions and the Company’s offering expenses, was approximately $4.7 million.

The April 2025 shares were registered under the Securities Act, on the Company’s Registration Statement on Form S-3 (Registration No. 333-275717), previously filed with the SEC, and declared effective on May 31, 2024.

May 2025 Equity Offering

On May 28, 2025, we entered into an underwriting agreement (the “May 2025 Underwriting Agreement”) with Leerink Partners LLC, for the issuance and sale of (i) pre-funded warrants to purchase an aggregate of 86,666,667 shares of Common stock (the “May 2025 Pre-Funded Warrants”), (ii) accompanying series A warrants to purchase an aggregate of 86,666,667 shares of Common Stock (or Pre-Funded Warrants) (the “Series A Warrants”), and (iii) accompanying series B warrants to purchase an aggregate of 86,666,667 shares of Common Stock (or Pre-Funded Warrants) (the “Series B Warrants”) (the “May 2025 Offering”). The price per May 2025 Pre-Funded Warrant and accompanying Series A Warrant and Series B Warrant was $0.7499.

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per share and will expire when exercised in full. The Series A Warrants are exercisable for one share of Common Stock at an exercise price of $0.75 per share. All but 10,666,667 of the Series A Warrants expired on December 31, 2025. The expiration date for the remaining 10,666,667 Series A Warrants was extended to February 28, 2026. Each Series B Warrant is exercisable on the earlier of (i) October 1, 2025, (ii) the first day following any five trading days during which the volume weighted average price for the Common Stock of the Company during such five trading day period is $1.25 or greater (the “VWAP Target”), or (iii) immediately prior to the consummation of a Fundamental Transaction (as defined in the Series B Warrants) for one share of Common Stock at an exercise price of $0.75 per share and will expire five years from the date of issuance. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. On February 12, 2026, as part of the Royalty Purchase Agreement, 51,087,000 warrants were exchanged for the right to share a 5% royalty and 35,579,667 Series B warrants are still outstanding (see note 12 "Subsequent events"). The Company may receive up to an aggregate of approximately $27 million of additional gross proceeds if the remaining Series B Warrants are exercised in full for cash and up to $8.0 million gross proceeds if the remaining Series A Warrants are exercised for cash. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.

The May 2025 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-275717), as amended, previously filed with the SEC on November 22, 2023, and declared effective by the SEC on May 31, 2024, as supplemented by the preliminary prospectus supplement, dated May 28, 2025, and a final prospectus supplement filed with the SEC pursuant to Rule 424(b) under the Securities Act, on May 30, 2025. The closing of the May 2025 Offering took place on June 3, 2025.

Transfer of Nasdaq Market Listing and Notice of Non-Compliance with Nasdaq Listing Rule 5450(a)(1)

On January 5, 2026, we were notified by the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that our application to transfer the listing of our Common Stock from the Nasdaq Global Select Market to the Nasdaq Capital Market had been approved (the “Approval”). The common stock was transferred to the Nasdaq Capital Market at the opening of business on January 7, 2026. The common stock will continue to trade under the symbol “IMUX.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

As previously disclosed, on June 27, 2025, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share for Common Stock had closed below $1.00 for the previous 30 consecutive business days (the “Bid Price Rule”). We were given a 180-day grace period, until December 24, 2025, to regain compliance with the rule. We had not regained compliance with the Bid Price Rule by December 24, 2025. Therefore, we transferred the listing of our Common Stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. As a result of the Approval, we have been granted an additional 180-day grace period, or until June 22, 2026, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Common Stock must be at least $1.00 for at least 10 consecutive business days on or prior to June 22, 2026. If we fail to regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist the Common Stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”), but there can be no assurance that the Panel would grant our request for continued listing. As a condition of the Approval imposed by Nasdaq Listing Rule 5810(c)(3)(a)(i), we notified Nasdaq that it would seek to implement a reverse stock split, if necessary, to regain compliance with the Bid Price Rule. The Company filed a proxy statement to obtain shareholder approval for a reverse stock split on February 20, 2026.
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
Foreign Currency Translation and Presentation
Our reporting currency is US dollars. During the years ended December 31, 2025 and 2024, Immunic AG’s operations were located in Germany with the euro being its functional currency. Immunic Australia Pty Ltd.’s functional currency is the Australian dollar. All amounts in the financial statements where the functional currency is not the US dollar are translated into US dollar equivalents at exchange rates as follows:
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
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for its development programs, vidofludimus calcium, IMU-856 and IMU 381. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program, for clinical trials in MS and UC.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of December 31, 2025 and 2024, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company is subject to U.S. federal, New York, California, Massachusetts, North Carolina Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2019 through 2025 are subject to audit by German and Australian tax authorities. The Company is currently under examination by German tax authorities for its Immunic AG and Immunic GmbH subsidiaries for the years ended December 31, 2021-2023.
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
Since our inception in March 2016, we have spent a total of approximately $460.0 million in research and development expenses through December 31, 2025.
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
Results of Operations
Comparison of Fiscal Years Ended December 31, 2025 and 2024
The following table summarizes our operating expenses for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Years Ended December 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$81,983	$80,046	$1,937	2%
General and administrative	21,245	18,006	3,239	18%
Total operating expenses	103,228	98,052	5,176	5%
Loss from operations	(103,228)	(98,052)	(5,176)	5%
Other income (expense):
Interest income	1,040	3,390	(2,350)	(69)%
Change in fair value of the tranche rights	—	(4,796)	4,796	NM
Other income (expense), net	5,016	(1,049)	6,065	(578)%
Total other income (expense), net	6,056	(2,455)	8,511	(347)%
Net loss	(97,172)	(100,507)	3,335	(3)%

Research and development expenses increased by $1.9 million during the twelve months ended December 31, 2025, as compared to the twelve months ended December 31, 2024. The increase reflects (i) a $3.9 million increase in external development costs related to the vidofludimus calcium program and (ii) a $1.8 million increase in personnel expenses for research and development. The increase was offset by (i) a $3.0 million decrease in external development costs related to IMU-856 primarily due to the timing of the purchase of drug supply for this program and (ii) a $0.8 million decrease across numerous categories.

General and administrative expenses increased by $3.2 million during the twelve months ended December 31, 2025, as compared to the twelve months ended December 31, 2024. The increase was due to (i) a $1.9 million increase related to personnel expenses, of which $0.3 million was related to non-cash stock compensation, (ii) a $0.8 million increase in legal and consultancy expenses and (iii) a $0.5 million increase related to costs across numerous categories.

Interest income decreased by $2.4 million during the twelve months ended December 31, 2025, as compared to the twelve months ended December 31, 2024, due to a lower average cash balance.

In the twelve months ended December 31, 2024, there was a non-cash charge related to the change in value of the tranche rights associated with the January 2024 Financing from January 8, 2024 until March 4, 2024. These tranches were initially classified as a liability, but were reclassified to equity on March 4, 2024, when stockholders approved the increase in our authorized shares from 130 million to 500 million shares of common stock and, therefore, the tranche 2 and tranche 3 rights needed to be revalued to fair value upon the reclassification to equity. There was no change in fair value of the tranche rights recognized in the twelve months ended December 31, 2025.

Other income (expense) increased by $6.1 million during the twelve months ended December 31, 2025, as compared to the twelve months ended December 31, 2024. The increase was primarily attributable to (i) $4.8 million of grant income from the German Federal Ministry of Finance, of which $1 million was recognized in the first quarter 2025 and $3.8 million was recognized in the fourth quarter 2025, (ii) a $1.7 million expense related to the portion of deal costs from the January 2024 Financing related to the tranche rights that were established at the time of the deal closing in 2024 and (iii) a $0.3 million increase across numerous categories. The increase was offset by a $0.7 million decrease in research and development tax incentives for clinical trials in Australia due to lower clinical trial spend in Australia.

Liquidity and Capital Resources
Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since our inception in 2016. Our net losses were approximately $97.2 million and $100.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $608.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through December 31, 2025, we have raised net cash of approximately $496.3 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of December 31, 2025, we had cash and cash equivalents of approximately $15.5 million. On February 17, 2026, we announced the closing of a private placement with net cash proceeds of approximately $187.0 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2023 Registration Statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement. As a result of the April 2025 Offering and May 2025 Offering, the total amount available under the 2023 Shelf Registration Statement was reduced by $70.1 million to $262.2 million as of December 31, 2025. The Company can also use the unused amount (currently $80 million) of the available ATM as additional shelf availability.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i)

the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of December 31, 2025, $80.0 million in capacity remains under the May 2024 ATM.
We agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the May 2024 ATM and have agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
We did not have any ATM activity during the twelve months ended December 31, 2025.
For the year ended December 31, 2024, the Company raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000.
Equity Offerings
February 2026 Private Placement

Securities Purchase Agreement

On February 12, 2026, we into a securities purchase agreement (the “February Securities Purchase Agreement”) with certain accredited investors (the “February Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “February 2026 Offering”), pre-funded warrants (the “February 2026 Pre-Funded Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Pre-Funded Warrants, the “February 2026 Pre-Funded Warrant Shares”) to purchase up to 0.0001 shares of Common Stock, with each February 2026 Pre-Funded Warrant accompanied by a warrant to purchase (i) a share of Common Stock or (ii) a pre-funded warrant to purchase a share of Common Stock (collectively, the “February 2026 Common Warrants” and together with the February 2026 Pre-Funded Warrants, the “February 2026 Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Common Warrants, the “February 2026 Common Warrant Shares”, and together with the February 2026 Pre-Funded Warrant Shares, the “February 2026 Warrant Shares”).

The purchase price for each February 2026 Pre-Funded Warrant and accompanying February 2026 Common Warrant was $0.873120. Each February 2026 Pre-Funded Warrant is immediately exercisable at a price of $0.0001 per share. Each February 2026 Common Warrant is exercisable at a price $0.873220 per share (subject to adjustment as set forth therein) following the completion of the Reverse Stock Split (as defined below) until the earlier of (i) 30 trading days following the date of our initial public announcement of topline data from its Phase 3 ENSURE trials (for the avoidance of doubt, the later date of the initial public announcement of topline data from ENSURE-1 or ENSURE-2, if announced separately) (the “Topline Data Announcement”), (ii) immediately upon the exercise of the February 2026 Pre-Funded Warrants if such exercise of February 2026 Pre-Funded Warrants is prior to the Topline Data Announcement, provided that if the February 2026 Pre-Funded Warrant is not exercised in full, the February 2026 Common Warrant expires proportionally only to the extent the Pre-Funded Warrant is exercised, and (iii) February 17, 2031.

The Offering closed on February 17, 2026 (the “February 2026 Closing Date”).

The aggregate gross proceeds to the Company from the issuance and sale of the February 2026 Warrants was approximately $200 million, before deducting fees to be paid to the placement agents and financial advisors of the Company and other estimated offering expenses payable by the Company. The aggregate exercise price of the February 2026 Warrants is approximately $200 million.

Leerink Partners LLC acted as lead placement agent for the Offering, Stifel, Guggenheim Securities, William Blair, LifeSci Capital, B. Riley Securities and Brookline Capital Markets, a division of Arcadia Securities, LLC also acted as placement agents for the February 2026 Offering. As compensation in connection with the February 2026 Offering, we agreed to pay the placement agents a fee equal to 6% of the aggregate gross proceeds received by us (i) upon the issuance of the February 2026 Warrants at closing and (ii) upon the cash exercise of the February 2026 Common Warrants.

The Offering

We intend to use the net proceeds from the February 2026 Offering to fund our clinical trials and operations and for working capital and other general corporate purposes.

The securities issued in the February 2026 Offering have not been registered under the Securities Act, and until so registered the securities may not be offered or sold absent registration or availability of an applicable exemption from registration. There is no established public trading market for the February 2026 Warrants, and we do not intend to list such securities on any national securities exchange or nationally recognized trading system.

In connection with the February 2026 Offering, we and each February 2026 Investor entered into a registration rights agreement simultaneously with the February 2026 Securities Purchase Agreement (the “February 2026 Registration Rights Agreement”). Pursuant to the February 2026 Registration Rights Agreement, as promptly as reasonably practicable following the February 2026 Closing Date but, in any event, not later than 45 days thereafter (the “Filing Date”) we shall file a resale registration statement on Form S-3 (or Form S-1 if Form S-3 is not available) providing for the resale by the Investors of the Registrable Securities (as defined in the February 2026 Registration Rights Agreement) and to use reasonable best efforts to cause such resale registration statement to be declared effective by the staff of the Securities and Exchange Commission (the “SEC”) at the earliest possible date but no later than the earlier of (a) the 60th calendar day following the Filing Date if the SEC notifies us that it will review the registration statement and (b) the fifth business day after we are notified by the SEC that the registration statement will not be “reviewed” or will not be subject to further review or (ii) the fifth business day following the receipt of Reverse Split Stockholder Approval (as defined below) and the consummation of the Reverse Stock Split.

The February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement contain certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement were made solely for the benefit of the parties to the February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement, respectively, and may be subject to limitations agreed upon by the contracting parties.

April 2025 Offering

On April 9, 2025, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 5,666,667 shares of our Common Stock (the “April 2025 Shares”). The purchase price per share was $0.90 for aggregate gross proceeds of approximately $5.1 million. The offer and sale of the shares is referred to herein as the “April 2025 Offering.” The April 2025 Offering closed on April 10, 2025.

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the April 2025 Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the April 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the April 2025 Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of common stock, representing 5.0% of the shares sold in the April 2025 Offering (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable, in whole or in part, for five years from the anniversary of the Placement Agency Agreement, at an initial exercise price per share of common stock of $1.125, which is equal to 125% of the price per share to investors in the April 2025 Offering. The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to us from the April 2025 Offering, after deducting commissions and our offering expenses, was approximately $4.7 million.

The April 2025 Shares were registered under the Securities Act, on our Registration Statement on Form S-3 (Registration No. 333-275717), previously filed with the SEC, and declared effective on May 31, 2024.

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

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per share and will expire when exercised in full. The Series A Warrants are exercisable for one share of Common Stock at an exercise price of $0.75 per share, all but 10,666,667 of the Series A Warrants expired on December 31, 2025. The expiration date for the remaining 10,666,667 Series A Warrants was extended to February 28, 2026. Each Series B Warrant is exercisable on the earlier of (i) October 1, 2025, (ii) the first day following any five trading days during which the volume weighted average price for the Common Stock of the Company during such five trading day period is $1.25 or greater (the “VWAP Target”), or (iii) immediately prior to the consummation of a Fundamental Transaction (as defined in the Series B Warrants) for one share of Common Stock at an exercise price of $0.75 per share and will expire five years from the date of issuance. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant.

The Company is prohibited from effecting an exercise of any Pre-Funded Warrants or Series B Warrants to the extent that such exercise would result in the number of shares of Common Stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”), which percentage may be increased or decreased at the holder’s election, not to exceed 19.99%. Any increase to the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company. If a holder is not permitted to exercise a Series B Warrant for Common Stock due to the Beneficial Ownership Limitation, then the holder may exercise such Series B Warrant for an equivalent number of Pre-Funded Warrants.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. On February 12, 2026, as part of the Royalty Purchase Agreement, 51,087,000 warrants were exchanged for the right to share a 5% royalty and 35,579,667 Series B warrants are still outstanding (see note 12 "Subsequent events"). The Company may receive up to an aggregate of approximately $27 million of additional gross proceeds if the remaining Series B Warrants are exercised in full for cash and up to $8.0 million gross proceeds if the remaining Series A Warrants are exercised for cash.. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.

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
From inception through December 31, 2025, we have raised net cash of approximately $496.3 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of December 31, 2025, we had cash and cash equivalents of approximately $15.5 million. On February 17, 2026 we raised net cash proceeds in a private placement of approximately $187.0 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31 (in thousands):

	2025	2024
Cash (used in) provided by:
Operating activities	$(85,806)	$(84,766)
Investing activities	(161)	(264)
Financing activities	65,577	74,541

Net cash used in operating activities
During the year ended December 31, 2025, operating activities used $85.8 million of cash. The use of cash related to our net loss of $97.2 million adjusted for non-cash charges of $8.9 million of stock-based compensation, $0.5 million for non-cash lease expense and $0.2 million for depreciation and amortization and a net increase in operating assets and liabilities of $1.8 million. Changes in our operating assets and liabilities during the year ended December 31, 2025 consisted primarily of (i) a net increase of $5.5 million in our other current liabilities and (ii) a $3.2 million decrease in our other current assets and prepaid expenses
During the year ended December 31, 2024, operating activities used $84.8 million of cash. The use of cash related to our net loss of $100.5 million adjusted for non-cash charges of $8.5 million of stock-based compensation, $4.8 million related to a change in the fair value of the tranche rights, $1.7 million for fees expensed as part of the January 2024 financing, $0.2 million for non-cash lease expense and a net increase in operating assets and liabilities of $0.3 million. Changes in our operating assets and liabilities during the year ended December 31, 2024 consisted primarily of (i) a $1.9 million increase in our other current assets and prepaid expenses and (ii) a net decrease of $1.3 million in our other current liabilities.
Net cash used in investing activities
During the year ended December 31, 2025, net investing activities used $0.2 million due to the purchase of property and equipment.
During the year ended December 31, 2024, net investing activities used $0.3 million due to the purchase of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $65.6 million during the year ended December 31, 2025 primarily consisting of net cash proceeds from the April and May 2025 Offerings and $0.2 million of net proceeds from shares issued in connection with our Employee Stock Purchase Plan.
Net cash provided by financing activities was $74.5 million during the year ended December 31, 2024 primarily consisting of net cash proceeds from the January 2024 Financing and $0.2 million of net proceeds from sale of common stock through our At The Market Sales Agreement.
Off-Balance Sheet Arrangements
Through December 31, 2025, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Other Commitments and Obligations
See Note 2 - Collaboration Arrangements of the Notes to the Financial Statements regarding the Company’s obligations under the option agreement with Daiichi Sankyo, which includes the potential payment of future development, regulatory and sales milestone payments, as well as royalties related to IMU-856 and the Ludwig-Maximilians-University Agreements where the Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments related to these molecules.

 Maturities of the operating lease obligation are as follows as of December 31, 2025 (in thousands):

2026	$428
2027	$87
2028	$84
2029	$—
2030	$—
Thereafter	$—
Total lease payments	$599
Less: interest portion	$(22)
Present value of lease obligation	$577
Contractual Obligations
As of December 31, 2025, the Company has non-cancelable contractual obligations under certain agreements related to its development programs in vidofludimus calcium and IMU-856 totaling approximately $2.8 million, the majority of which is expected to be paid by the end of 2026.
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
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The standard was adopted for the annual period starting January 1, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses in commonly presented expense captions such as inventory purchases, employee compensation, depreciation and intangible asset amortization. The disclosure requirements may be applied prospectively for the current year or retrospectively for all prior periods presented in the financial statements during the year of adoption. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of approximately $15.5 million as of December 31, 2025, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.

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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. As of December 31, 2025, our German and Australian subsidiaries had net liabilities (defined as current assets less current liabilities), subject to foreign currency translation risk, of $15.2 million. An increase of approximately $1.5 million in net current liabilities would result as of December 31 2025, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the Euro. In addition, a 10% change in the foreign currency exchange rates for the year ended December 31, 2025, would have impacted our net loss by approximately $7.7 million, primarily due to the Euro.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2025, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers adopted, made certain modifications or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement (the “Definitive Proxy Statement”), to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Election of Directors,” “Board of Directors and Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Page
1. Financial Statements. We have filed the following documents as part of this Annual Report:

Report of Baker Tilly US, LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Comprehensive Loss	F-5
Consolidated Statements of Stockholders’ Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

2. Financial Statement Schedules. None.

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
1.1	Underwriting Agreement	8-K	1.1	May 30, 2025
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunic, Inc.	8-K	3.1	March 8, 2024
4.1	2019 Omnibus Equity Incentive Plan, as amended,	S-8	4.2	August 21, 2023
4.2+	Amended and Restated 2021 Employee Stock Purchase Plan.	S-8	10.3	July 28, 2021
4.3*	Description of Registrant’s Securities
4.4	Form of Pre-Funded Warrant	8-K	4.1	January 4, 2024
4.5	Form of Placement Agent Warrant	8-K	4.1	April 9, 2025
4.6	Form of Pre-funded Warrant	8-K	4.1	May 30, 2025
4.7	Form of Series A Warrant	8-K	4.2	May 30, 2025
4.8	Form of Series B Warrant	8-K	4.3	May 30, 2025
4.9	Form of Pre-funded Warrant	8-K	4.1	February 13, 2026
4.10	Form of Common Warrant	8-K	4.2	February 13, 2026
10.1+	Addendum No. 6, dated August 29, 2024, to Employment Agreement, dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	September 3, 2024
10.2+	Employment Agreement, dated December 18, 2023, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	10.3	December 18, 2023
10.3	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	December 18, 2023
10.4	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	10.2	December 18, 2023
10.5	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	10.4	December 18, 2023
10.6	Securities Purchase Agreement, dated January 4, 2024, by and among the Company and the Investors.	8-K	10.1	January 4, 2024
10.7	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.8	Service Agreement, dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler.	10-K	10.5	February 23, 2023
10.9	Service Agreement, dated September 29, 2016, between Immunic AG and Daniel Vitt.	10-K	10.6	February 23, 2023
10.10+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.11+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
10.12+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.13+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.14+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.15+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.16+	Employee Agreement, dated July 9, 2024, between Immunic, Inc. and Jason Tardio	10-Q	10.16	August 8, 2024

10.17	Employment agreement dated December 13, 2024, between Immunic, Inc. and Dr. Daniel Vitt		8-K	10.1	December 18, 2024
10.18	Amended and Restated 2021 Employee Stock Purchase Plan		S-8	4.4	July 2, 2024
10.19	2019 Omnibus Equity Incentive Plan, as amended		8-K	10.1	June 4, 2025
10.20	Form of Placement Agency Agreement		8-K	10.1	April 9, 2025
10.21	Form of Securities Purchase Agreement		8-K	10.2	April 9, 2025
10.22	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Duane Nash.	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Duane Nash.	8-K	10.1	January 5, 2026
10.23	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Daniel Vitt.	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Daniel Vitt.	8-K	10.2	January 5, 2026
10.24	Addendum to Service Agreement, dated December 29, 2025, between Immunic AG and Dr. Daniel Vitt.		8-K	10.3	January 5, 2026
10.25	Form of Securities Purchase Agreement, dated February 12, 2026 by and among Immunic, Inc. and the purchasers named therein.		8-K	10.1	February 13, 2026
10.26	Form of Registration Rights Agreement, dated February 12, 2026 by and among Immunic, Inc. and the holders named therein.		8-K	10.2	February 13, 2026
10.27	Form of Purchase and Sale Agreement, dated February 12, 2026 by and amongImmunic, Inc., the holders named therein, and BVF Partners, L.P.	Form of Purchase and Sale Agreement, dated February 12, 2026 by and among Immunic, Inc., the holders named therein, and BVF Partners, L.P.	8-K	10.3	February 13, 2026
19.1*	Immunic, Inc. Insider Trading Policy		10-K	19.1	February 22, 2024
21.1*	List of subsidiaries of the Registrant
23.1*	Consent of Baker Tilly U.S. LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Immunic, Inc. Clawback Policy.		10-K	97.1	February 22, 2024
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
Item 16. Form 10-K Summary
None.

IMMUNIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Immunic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immunic, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Minneapolis, MN
February 26, 2026

We have served as the Company’s auditor since 2019.

IMMUNIC, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$15,483	$35,668
Prepaid expenses and other current assets	7,386	3,664
Total current assets	22,869	39,332
Property and equipment, net	608	545
Right of use asset, net	575	991
Total assets	$24,052	$40,868
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,138	$7,846
Accrued expenses	18,645	12,913
Other current liabilities	1,835	1,416
Total current liabilities	30,618	22,175
Long-term liabilities:
Operating lease liabilities	107	264
Total long-term liabilities	107	264
Total liabilities	30,725	22,439
Commitments and contingencies (note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively, and 120,382,625 and 90,150,869 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	9	8
Additional paid-in capital	599,241	525,611
Accumulated other comprehensive income	2,648	4,209
Accumulated deficit	(608,571)	(511,399)
Total stockholders’ equity (deficit)	(6,673)	18,429
Total liabilities and stockholders’ equity (deficit)	$24,052	$40,868
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Operating expenses:
Research and development	$81,983	$80,046
General and administrative	21,245	18,006
Total operating expenses	103,228	98,052
Loss from operations	(103,228)	(98,052)
Other income (expense):
Interest income	1,040	3,390
Change in fair value of the tranche rights	—	(4,796)
Other income (expense), net	5,016	(1,049)
Total other income (expense), net	6,056	(2,455)
Net loss	$(97,172)	$(100,507)

Net loss per share, basic and diluted	$(0.62)	$(1.00)

Weighted-average common shares outstanding, basic and diluted	155,688,030	100,174,766
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2025	2024
Net loss	$(97,172)	$(100,507)
Other comprehensive income (loss):
Foreign currency translation	(1,561)	450
Total comprehensive loss	$(98,733)	$(100,057)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except shares)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023	45,177,730	$4	$436,060	$3,759	$(410,892)	$28,931
Net loss	—	—	—	—	(100,507)	(100,507)
Foreign exchange translation adjustment	—	—	—	450	—	450
Stock-based compensation	—	—	8,527	—	—	8,527
Issuance of common stock and pre-funded warrants - January 2024 Financing, net of issuance costs of $4,037	44,751,286	4	52,360	—	—	52,364
Conversion of tranche rights liability to equity	—	—	28,396	—	—	28,396
Issuance of common stock - At The Market Sales Agreement net of issuance costs of $6	150,000	—	191	—	—	191
Shares issued in connection with the Company's employee stock purchase plan	71,853	—	77	—	—	77
Balance at December 31, 2024	90,150,869	8	$525,611	$4,209	$(511,399)	$18,429
Net loss	—	—	—	—	(97,172)	(97,172)
Foreign exchange translation adjustment	—	—	—	(1,561)	—	(1,561)
Stock-based compensation	—	—	8,054	—	—	8,054
Issuance of pre-funded warrants - May 2025 Financing, net of issuance costs of $4,332	—	—	60,661	—	—	60,661
Exercise of pre-funded warrants May 2025 Offering	21,634,134	—	—	—	—	—
Issuance of common stock - April 2025 Offering, net of issuance costs of $367	5,666,667	1	4,733	—	—	4,734
Exercise of pre-funded warrants from January 2024 financing	2,613,057	—	—	—	—	—
Shares issued in connection with the Company's employee stock purchase plan	317,898	—	182	—	—	182
Balance at December 31, 2025	120,382,625	9	$599,241	$2,648	$(608,571)	$(6,673)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNIC, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(97,172)	$(100,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168	134
Non-cash lease expense	497	234
Stock-based compensation	8,863	8,527
Change in fair value of tranche rights	—	4,796
Fees expensed as part of January 2024 Financing	—	1,690
Foreign currency loss	—	30
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	(3,161)	1,886
Accounts payable	1,237	3,145
Operating lease liabilities	(506)	(257)
Other liabilities	(209)	416
Accrued expenses	4,477	(4,860)
Net cash used in operating activities	(85,806)	(84,766)
Cash flows from investing activities:
Purchases of property and equipment	(161)	(264)
Net cash used in investing activities	(161)	(264)
Cash flows from financing activities:
Proceeds from January 2024 Financing, net of issuance costs	—	74,273
Proceeds from public offering of common stock through At The Market offering, net of issuance costs	—	191
Proceeds from shares issued in connection with the Company's employee stock purchase plan	182	77
Proceeds from May 2025 Offering, net of issuance costs	60,661	—
Proceeds from April 2025 Offering, net of issuance costs	4,734	—
Net cash provided by financing activities	65,577	74,541
Effect of exchange rate changes on cash and cash equivalents	205	(517)
Net change in cash and cash equivalents	(20,185)	(11,006)
Cash and cash equivalents, beginning of year	35,668	46,674
Cash and cash equivalents, end of year	$15,483	$35,668
Supplemental disclosure of noncash investing and financing activities:
Conversion of tranche rights liability to equity upon increase in authorized shares	$—	$28,396
Operating lease right-of use asset obtained in exchange for lease obligation	$—	$448

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a late-stage biotechnology company pioneering the development of novel oral therapies for neurologic and gastrointestinal diseases. The Company is headquartered in New York City with its main operations in Gräfelfing near Munich, Germany. The Company had 92 employees as of February 1, 2026.
The Company is pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“RMS”), and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting multiple sclerosis ("RRMS"), progressive multiple sclerosis (”PMS”) and other diseases; the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”), and Graft-versus-Host-Disease ("GvHD"); and the IMU-381 program, which comprises next-generation molecules in preclinical testing for neurologic, gastrointestinal and other autoimmune diseases leveraging our nuclear receptor-related 1 (“Nurr1”) platform.
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
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $608.6 million as of December 31, 2025 and $511.4 million as of December 31, 2024. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through December 31, 2025, the Company raised net cash of approximately $496.3 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of December 31, 2025, we had cash and cash equivalents of approximately $15.5 million.On February 17, 2026, we announced the closing of a private placement with net cash proceeds of approximately $187.0 million (See Note 12 "Subsequent Events"). With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.
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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements. The most significant estimates in the Company’s consolidated financial statements and accompanying notes relate to the valuation of tranche rights. Management believes its estimates to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions.
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
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S. of approximately $9.7 million, Germany of approximately $5.7 million and Australia of approximately $0.1 million as of December 31, 2025. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and cash equivalents in the U.S. are held at JP Morgan and are primarily held in a U.S. Government money market fund account earning interest at a rate of 3.6% as of December 31, 2025. Cash and cash equivalents in Germany are earning interest at a rate of 1.60% to 2.20% as of December 31, 2025.
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

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 3 assets for the periods presented. The Company did have tranche rights that were at level 3 during the first quarter of 2024 and Stock Appreciation Rights liability during the third and fourth quarter of 2025.
The carrying value of cash and cash equivalents, other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximates fair value due to the short period of time to maturity.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets which range from three years to thirteen years. Depreciation and amortization expense was $168,000 and $134,000 for the years ended December 31, 2025 and 2024, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the years ended December 31, 2025 and 2024.
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for its development programs, vidofludimus calcium, IMU-856 and IMU-381. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program, for clinical trials in MS and UC.
Research and development expenses consist of expenses incurred in research and development activities, which include clinical trials, contract research services, certain milestone payments, salaries and related employee benefits including stock -based compensation, allocated facility costs and other outsourced services. Research and development expenses are charged to operations as incurred.
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
Ludwig-Maximilians-University Agreements
Effective June 30, 2025 and November 11, 2025, Immunic AG entered into licensing agreements with the Ludwig-Maximilians-University, located in Germany, for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement, the Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments related to these molecules, none of which have been earned as of December 31, 2025.
Government assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of Other (Income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to 3.5 million Euros per year. Based on the uncertainty of government approval, the Company does not record government assistance until approval is obtained. We recognized $4.8 million and $0.7 million of other income related to research activities performed during the years ended December 31, 2025 and 2024, respectively.
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

If SARs meet the requirements to be classified as a liability, the Company measures the SARs at each reporting date at their fair value and recognizes expense based on the latest fair value for the percentage the requisite service period that has been provided for each vesting condition contained within the SAR award, which may relate to service, market and performance conditions depending on the terms of the award.
Issuance of Common Stock
The Company issues new shares of stock upon the exercise of stock options, SARs and warrants.
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
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of December 31, 2025 and 2024, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company is subject to U.S. federal, New York, California, Massachusetts, North Carolina, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2019 through 2025 are subject to audit by German and Australian tax authorities. The Company is currently under examination by German tax authorities for its Immunic AG and Immunic GmbH subsidiaries for the years ended December 31, 2021-2023.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The weighted average shares outstanding calculation for basic and diluted earnings per share for the twelve months ended December 31, 2025 includes 8,580,151 pre-funded warrants from the January 2024 Financing and 65,031,667 pre-funded warrants from the May 2025 Offering that remain unexercised as of December 31, 2025. The weighted average shares outstanding calculation for basic and diluted earnings per share for the year ended December 31, 2024 includes 11,193,564 pre-funded warrants that remain unexercised as of December 31, 2024.
Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of December 31,
	2025	2024
Options to purchase common stock	25,728,497	16,136,045
Placement agent warrants	283,334	—
Series A Warrants	10,666,667	—
Series B Warrants	86,666,667	—
	123,345,165	16,136,045
Recently Issued and/or Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and additional information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) are equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for annual periods beginning after December 15, 2024. We adopted this guide prospectively for the annual period ending December 31, 2025. For additional information, see “Note 8 — Income Taxes.”
In November 2024, the the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses in commonly presented expense captions such as inventory purchases, employee compensation, depreciation and intangible asset amortization. The disclosure requirements may be applied prospectively for the current year or retrospectively for all prior periods presented in the financial statements during the year of adoption. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

3. Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid Expense and Other Current Assets consist of (in thousands):

	December 31,
	2025	2024
Prepaid clinical and related costs	$2,064	$1,871
VAT receivable	333	647
Australian research and development tax incentive	—	37
Research grant receivable	3,789	—
Other	1,200	1,109
Total	$7,386	$3,664
Accounts Payable
Accounts Payable consist of (in thousands):

	December 31,
	2025	2024
Clinical and related costs	$9,493	$7,561
Legal and audit costs	262	31
Other	383	254
Total	$10,138	$7,846
Accrued Expenses
Accrued Expenses consist of (in thousands):

	December 31,
	2025	2024
Accrued clinical and related costs	$16,102	$12,456
Accrued legal and audit costs	137	72
Accrued compensation	2,168	354
Accrued other	238	31
Total	$18,645	$12,913
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	December 31,
	2025	2024
Lease liabilities	$470	$740
SARs liability	809	—
Other	556	676
Total	$1,835	$1,416

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
 Immunic’s operating lease costs and variable lease costs were $1.3 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
 Maturities of the operating lease obligation are as follows as of December 31, 2025 (in thousands):

2026	$428
2027	$87
2028	$84
2029	$—
2030	$—
Thereafter	$—
Total lease payments	$599
Less: interest portion	$(22)
Present value of lease obligation	$577

5. Fair Value
The following fair value hierarchy table present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$9,244	$9,244	$—	$—
Total assets at fair value	$9,244	$9,244	$—	$—

	Fair Value Measurement at December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$14,751	$14,751	$—	$—
Total assets at fair value	$14,751	$14,751	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds which are included as a component of cash and cash equivalents on the consolidated balance sheet, realized gains and losses are included in interest income on the consolidated statements of operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 3.6% in a U.S. Government money market fund.
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2025. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
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
The Company recorded a SARs liability of $0.8 million as of December 31, 2025 as a result of the grant of up to 35 million SARs (see note 7). The fair value of the SARs liability was classified as Level 3 under the fair value hierarchy. A rollforward of the fair value of the SARs liability is as follow (in thousands)

Fair value of SARs liability at December 31, 2024	$—
Change in fair value of SARs liability	809
Fair value of SARs liability at December 31, 2025.	$809

The Company utilized a Monte Carlo simulation model in conjunction with a Probability-Weighted Expected Return Model (“PWERM”) to estimate the fair value of the SARs liabilities. This valuation model incorporates various assumptions, including stock price volatility, risk-free interest rate, corporate transaction probability and the expected term of the underlying equity instruments and SARs.

The following table summarizes the key assumptions used in estimating the fair value of the SARs at issuance and on December 31, 2025:

	July 7, 2025	December 31, 2025
Expected term (years)	1.0-2.9	1.0-2.4
Risk-free interest rate	4.17%-4.38%	3.64%-4.11%
Stock price volatility	85%-115%	65%-115%
Probability (1)	50%-50%	50%-50%
Dividend rate	—%	—%

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
In November 2023, the Company filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. This registration statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement. As a result of the April 2025 Offering and May 2025 Offering, the total amount available under the 2023 Shelf Registration Statement was reduced by $70.1 million to $262.2 million as of December 31, 2025. The Company can also use the unused amount of the available ATM as additional shelf availability. As of December 31, 2025, $80.0 million in capacity remains under the May 2024 ATM.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of December 31, 2025, $80.0 million in capacity remains under the May 2024 ATM.
  The Company has agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the May 2024 ATM and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
The Company did not have any ATM activity during the twelve months ended December 31, 2025
For the year ended December 31, 2024, the Company raised gross proceeds of $0.2 million pursuant to the December 2020 ATM through the sale of 150,000 shares of common stock at a weighted average price of $1.31 per share. The net proceeds from the December 2020 ATM were $0.2 million after deducting sales agent commissions of $6,000.
Equity Offerings
April 2025 Offering

On April 9, 2025, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 5,666,667 shares of our Common Stock (the “April 2025 Shares”). The purchase price per share was $0.90 for aggregate gross proceeds of approximately $5.1 million. The offer and sale of the shares is referred to herein as the “April 2025 Offering.” The April 2025 Offering closed on April 10, 2025.

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the April 2025 Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the April 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the April 2025 Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 283,334 shares of common stock, representing 5.0% of the shares sold in the April 2025 Offering (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable, in whole or in part, for five years from the anniversary of the Placement Agency Agreement, at an initial exercise price per share of common stock of $1.125, which is equal to 125% of the price per share to investors in the April 2025 Offering. The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the April 2025 Offering, after deducting commissions and the Company’s offering expenses, was approximately $4.7 million.

The April 2025 shares were registered under the Securities Act, on the Company’s Registration Statement on Form S-3 (Registration No. 333-275717), previously filed with the SEC, and declared effective on May 31, 2024.

May 2025 Equity Offering

On May 28, 2025, we entered into an underwriting agreement (the “May 2025 Underwriting Agreement”) with Leerink Partners LLC, for the issuance and sale of (i) pre-funded warrants to purchase an aggregate of 86,666,667 shares of Common stock (the “May 2025 Pre-Funded Warrants”), (ii) accompanying series A warrants to purchase an aggregate of 86,666,667 shares of Common Stock (or Pre-Funded Warrants) (the “Series A Warrants”), and (iii) accompanying series B warrants to purchase an aggregate of 86,666,667 shares of Common Stock (or Pre-Funded Warrants) (the “Series B Warrants”) (the “May 2025 Offering”). The price per May 2025 Pre-Funded Warrant and accompanying Series A Warrant and Series B Warrant was $0.7499.

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per share and will expire when exercised in full. The Series A Warrants are exercisable for one share of Common Stock at an exercise price of $0.75 per share. All but 10,666,667 of the Series A Warrants expired on December 31, 2025. The expiration date for the remaining 10,666,667 Series A Warrants was extended to February 28, 2026. Each Series B Warrant is exercisable on the earlier of (i) October 1, 2025, (ii) the first day following any five trading days during which the volume weighted average price for the Common Stock of the Company during such five trading day period is $1.25 or greater (the “VWAP Target”), or (iii) immediately prior to the consummation of a Fundamental Transaction (as defined in the Series B Warrants) for one share of Common Stock at an exercise price of $0.75 per share and will expire five years from the date of issuance. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a

“cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. On February 12, 2026, as part of the Royalty Purchase Agreement, 51,087,000 warrants were exchanged for the right to share a 5% royalty and 35,579,667 Series B warrants are still outstanding (see note 12 "Subsequent events"). The Company may receive up to an aggregate of approximately $27 million of additional gross proceeds if the remaining Series B Warrants are exercised in full for cash and up to $8.0 million gross proceeds if the remaining Series A Warrants are exercised for cash. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.

The May 2025 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-275717), as amended, previously filed with the SEC on November 22, 2023, and declared effective by the SEC on May 31, 2024, as supplemented by the preliminary prospectus supplement, dated May 28, 2025, and a final prospectus supplement filed with the SEC pursuant to Rule 424(b) under the Securities Act, on May 30, 2025. The closing of the May 2025 Offering took place on June 3, 2025.
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

As of the closing date of the transaction of January 8, 2024, the Company did not have enough authorized shares to be able to issue the potential shares for tranche 2 and tranche 3 (collectively referred to hereafter as "the tranche rights"). Therefore, the Company recorded the value associated to the tranche rights as a liability of $23.6 million and allocated the remainder of the $80 million received (or $56.4 million) with the common stock and pre-funded warrants to equity. On March 4, 2024, the stockholders voted to increase the Company's authorized common stock from 130 million to 500 million shares. As a result of the ability to issue shares in satisfaction of the tranche rights, the instrument was reclassified to stockholders' equity (deficit). The Company allocated the transaction costs across the instruments on a relative fair value basis at the issuance date. As a result $4.0 million was netted against the equity proceeds and $1.7 million was recorded in other expense in the Consolidated Statements of Operations for the twelve months ended December 31, 2024.

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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through December 31, 2025, no cash dividends had been declared or paid.
Transfer of Nasdaq Market Listing and Notice of Non-Compliance with Nasdaq Listing Rule 5450(a)(1)

On January 5, 2026, we were notified by the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that our application to transfer the listing of our Common Stock from the Nasdaq Global Select Market to the Nasdaq Capital Market had been approved (the “Approval”). The common stock was transferred to the Nasdaq Capital Market at the opening of business on January 7, 2026. The common stock will continue to trade under the symbol “IMUX.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

As previously disclosed, on June 27, 2025, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share for Common Stock had closed below $1.00 for the previous 30 consecutive business days (the “Bid Price Rule”). We were given a 180-day grace period, until December 24, 2025, to regain compliance with the rule. We had not regained compliance with the Bid Price Rule by December 24, 2025. Therefore, we transferred the listing of our Common Stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. As a result of the Approval, we have been granted an additional 180-day grace period, or until June 22, 2026, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Common Stock must be at least $1.00 for at least 10 consecutive business days on or prior to June 22, 2026. If we fail to regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist the Common Stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”), but there can be no assurance that the Panel would grant our request for continued listing. As a condition of the Approval imposed by Nasdaq Listing Rule 5810(c)(3)(a)(i), we notified Nasdaq that it would seek to implement a reverse stock split, if necessary, to regain compliance with the Bid Price Rule. The Company filed a proxy statement to obtain shareholder approval for a reverse stock split on February 20, 2026.
Pre-funded Warrants
The Company issued 11,193,564 pre-funded warrants in connection with the January 2024 Financing, 2,613,413 of which were exercised into 2,613,057 shares of common stock in the quarter ended June 30, 2025 and 8,580,151 of the pre-funded warrants remain outstanding as of December 31, 2025.
The Company issued 86,666,667 pre-funded warrants in connection with the May 2025 Offering, 21,635,000 of which were exercised into 21,634,134 shares of common stock in the quarter ended December 31, 2025 and 65,031,667 of pre-funded warrants were outstanding as of December 31, 2025.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, with such voting powers (if any), designations, powers, preferences, and relative, participating, optional or other rights, if any, and any qualifications, limitations or restrictions thereof, as shall be set by the Board of Directors. No preferred shares were outstanding as of December 31, 2025.

Stock Reserved for Future Issuance
Shares reserved for future issuance as of December 31, 2025 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	610,260
Shares reserved for the January 2024 Pre-funded stock warrants	8,580,151
Placement agent warrants	283,334
Outstanding stock options	25,728,497
Shares reserved for the May 2025 Pre-funded warrants	65,031,667
Shares reserved for the May 2025 Series A warrants	10,666,667
Maximum shares reserved for the May 2025 Series B warrants	86,666,667
Common stock options available for future grant:
2017 Inducement Equity Incentive Plan	46,250
2019 Omnibus Equity Incentive Plan	721,332
Total common shares reserved for future issuance	198,334,825

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

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 589,740 shares life-to-date under the ESPP. The Company recognized $86,000 and $50,000 of expense related to the plan in the years ended December 31, 2025 and 2024, respectively.
Stock Option Programs
In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan, (as amended, the “2019 Plan”), which was adopted by the Board of Directors (the "Board") with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 1,500,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan included an evergreen provision that allowed for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 4,900,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2023 by a total of 4,408,871 shares. At the Company's Annual Stockholders meeting on June 28, 2023, stockholders voted to increase the allowable shares under the 2019 plan by 4,440,000 shares as well as to eliminate the evergreen provision. On March 4, 2024, the stockholders voted at the Company's Special Meeting to increase the allowable shares under the 2019 plan by 9,100,000 shares. On June 4, 2025, at the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to amend the terms of the 2019 Plan to, among other things, increase the allowable shares under the 2019 plan by 7,000,000 shares. The 2019 Plan (as amended on June 28, 2023, March 4, 2024 and June 4, 2025) is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.

Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
Stock Option Repricing
On March 4, 2024, the Company's stockholders voted to approve the repricing of outstanding stock options having an exercise price above $3.00 per share to $1.72 per share. All other terms of the grant remained the same. There were 3,317,596 stock options that were repriced to $1.72 per share. The repricing resulted in $1.2 million of stock based compensation being recognized by the Company over the remaining term of the repriced grants and $0.1 million and $1.1 million of this amount was recognized in the years ended December 31, 2025 and December 31, 2024, respectively.
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
Movements during the year
The following table summarizes stock option activity for the year ended December 31, 2025 and 2024 under the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	16,136,045	$1.52
Granted	9,937,100	$0.78
Exercised	—	$—
Forfeited or expired	(344,648)	$3.49
Outstanding as of December 31, 2025	25,728,497	$1.21	8.30	$—
Options exercisable as of December 31, 2025	10,169,525	$1.53	7.24	$—

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	6,196,140	$7.15
Granted	10,345,598	$1.24
Exercised	—	$—
Repricing modification	—	$9.55
Forfeited or expired	(405,693)	$2.05
Outstanding as of December 31, 2024	16,136,045	$1.52	8.61	$—
Options exercisable as of December 31, 2024	4,657,611	$2.03	7.00	$—

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
The weighted-average grant date fair value of stock options granted under the 2019 Plan during the years ended December 31, 2025 and 2024 was $0.67 and $1.00, respectively. The following are the underlying assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	2025	2024
Risk-free interest rate	4.14%	4.11%
Expected dividend yield	0%	0%
Expected volatility	116.0%	101.0%
Expected term of options (years)	5.9	6.0
As of December 31, 2025 there was $11.9 million in total unrecognized compensation expense relating to the 2019 Plan to be recognized over a weighted average period of 2.86 years.
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

The approximately 35,000,000 SARs granted consisted of five distinct tranches:

•Time Based SARs (TB SARs): There were 5,000,000 TB SAR's issued which will be exercisable beginning August 1, 2026. The number of TB SARs exercisable is fixed, and their exercisability is only subject to the time vesting condition. The TB SARs vest on August 1, 2026 and expire ten years from the date of grant.
•SARs tied to the exercise of Series A Warrants (SA SARs): The maximum number of SA SARs was capped at up to 10,000,000, but the number of SARs exercisable is determined based on the percentage of Series A Warrants to be exercised out of a total of 86,666,667 shares of Series A Warrants issued. As of December 31, 2025, 87.7% of the SA SARs expired unexercised. Vesting of SA SARs are subject to service and implied market conditions. The SA SARs vest on August 1, 2026 and expire ten years from the date of grant.
•SARs tied to the exercise of Series B Warrants (SB SARs): The maximum number of SB SARs is capped at up to 10,000,000, but the number of SARs exercisable is determined based on the percentage of Series B Warrants to be exercised out of a total of 86,666,667 shares of Series B Warrants issued. Vesting of SB SARs are subject to service and implied market conditions. The SB SARs vest on August 1, 2026 and expire ten years from the date of grant (see Note 12 "Subsequent Events").
•SARs tied to the issuance of Tranche Two Shares (T2 SARs): The maximum number of T2 SARs was capped at up to 5,000,000, but the number of SARs exercisable was determined based on the percentage of Tranche Two Shares issued out of a total of 46,620,046 shares. Vesting of T2 SARs was subject to service, implied performance and market conditions. These SARs will not be exercised as the second tranche from the January 4, 2024 Financing was not exercised by October 31, 2025.
•SARs tied to the issuance of Tranche Three Shares (T3 SARs): The maximum number of T3 SARs was capped at up to 5,000,000, but the number of SARs exercisable is determined based on the percentage of Tranche Three Shares issued out of a total of 46,620,046 shares. Vesting of T3 SARs were subject to service, implied performance and market conditions. These SARs will not be exercised as the third tranche from the January 4, 2024 Financing was not exercised by October 31, 2025.
The Company evaluates the classification of the awards for equity or liability treatment based on the terms of the agreement and contemplates whether adequate authorized shares exists to settle the exercise of the SARs with shares. The SARs will be liability classified until the Company receives shareholder approval to increase the number of shares available for issuance under the Plan. If approval is received, the Company will then control the settlement of the SARS in shares and will meet all other criteria to be classified as equity. SARs are currently classified as liability awards and measured at fair value at each reporting date.

The Company’s SARs activity is as follows:

SARs grants	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at January 1, 2025	—	$—
SARs granted	34,998,367	$0.765
SARs forfeited or expired	(18,768,299)	$0.765
Balance at December 31, 2025	16,230,068	$0.765	9.48	$—
Exercisable at December 31, 2025	—	$—	—	—

The December 31, 2025 fair value of the SARs is $0.155 per share for TB SARs, $0.155 per share for SA SARs, $0.211 per share for SB SARs, $0 for T2 SARs, and $0 for T3 SARs.

For the twelve months ended December 31, 2025, the Company recognized $0.8 million of compensation expenses and corresponding liability for the same amount for the SARs. As of December 31, 2025, the unrecognized compensation expense is $2.3 million which is expected to be recognized over a weighted average period of 1.87 years.

The Company utilized a Monte Carlo simulation model in conjunction with a Probability-Weighted Expected Return Model (“PWERM”) to estimate the fair value of the SARs liabilities. This valuation model incorporates various assumptions, including stock price volatility, risk-free interest rate, the probability of a corporate transaction, and the expected term of the underlying equity instruments and SARs.

The following table summarizes the key assumptions used in estimating the fair value of the SARs at issuance and on December 31, 2025:

	July 7, 2025	December 31, 2025
Expected term (years)	1.0-2.9	1.0-2.4
Risk-free interest rate	4.17%-4.38%	3.64%-4.11%
Stock price volatility	85%-115%	65%-115%
Probability (1)	50%-50%	50%-50%
Dividend rate	—%	—%

(1) Scenario probability was based on timing expectations of the Company that a corporate transaction occurring was estimated at 50%; and a corporate transaction not occurring at 50%.
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$3,636	$3,635
General and administrative	5,227	4,892
Total	$8,863	$8,527
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
There are no longer any shares available for grant under the 2014 Plan as of December 31, 2025.
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
No expense was recorded for the plans assumed from Vital during the year ended December 31, 2025 and 2024, respectively.

8. Income Taxes
Net loss before income tax was subject to tax in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2025	2024
United States	$(19,986)	$(21,382)
Germany	(77,157)	(78,914)
Foreign	(29)	(211)
	$(97,172)	$(100,507)
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S federal income tax rate to net loss before income taxes after the adoption of ASU 2023-09 as follows:

	Years Ended December 31,
	2025
Federal statutory rate	$(20,406)	21.0%
State tax effect	—	0.0%
Foreign tax effect
Germany
Statutory tax rate differential	(2,758)	2.8%
Change in valuation allowance	(4,230)	4.4%
Rate changes	24,851	(25.6)%
Other	(1,660)	1.7%
Other foreign jurisdictions	6	0.0%
Nontaxable or non-deductible items
Stock compensation	1,392	(1.4)%
Other	196	(0.2)%
Change in valuation allowance	2,609	(2.7)%
Effective tax rate	$—	0.0%

As previously disclosed for the years ended December 31, 2024 prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and federal statutory rate:

December 31,
2024
Federal statutory rate	21.0%
Foreign rate differential	2.8%
Stock options	(1.4)%
Deferred tax true-up	(2.5)%
Stock and warrant issuance cost	(1.4)%
Other	(0.9)%
Change in valuation allowance	(17.6)%
Effective tax rate	0.0%

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As tax laws and rates change, deferred tax assets and liabilities are adjusted through income tax expense. There is no current or deferred income tax expense in the years ended December 31, 2025, and 2024, respectively.

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

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$24,483	$22,192
Stock-based compensation	2,453	2,198
Intangible assets	2,087	2,630
Foreign net operating loss carryforwards	90,643	90,020
Other, net	207	38
Total deferred tax assets	119,873	117,078
Deferred tax liabilities:
Total deferred tax liability	—	—
Net deferred tax assets	119,873	117,078
Less valuation allowance	(119,873)	(117,078)
	$—	$—

The Company has incurred net operating losses each year since inception due to its history as a development stage company with no realized revenues from its planned principal operations. These cumulative operating losses provide significant negative evidence in the determination of whether or not the Company will be able to realize deferred tax assets such as net operating losses and other favorable temporary differences. There can be no assurance that it will ever generate taxable income. As a result, the Company has maintained a full valuation allowance against the entire balance of its net deferred tax assets since the date of inception. The valuation allowance has increased by $2.8 million and $18.0 million for the years ended December 31, 2025, and 2024, respectively.

As of December 31, 2025, Immunic had available NOLs of approximately $460.9 million in Germany and $6.7 million in Australia, respectively. These NOLs do not expire.

The U.S. federal NOL carryforwards of $15.6 million were generated prior to 2018 and expire over 20 years beginning in 2023. The $100.4 million of post 2017 federal NOL carryforwards does not expire. Sections 382 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses, to an annual limitation in the event of certain ownership changes, as defined. The Company may have undergone ownership changes and therefore may be limited in the amount of net operating losses available for utilization in the future.

The Company did not have any uncertain tax positions for the years ended December 31, 2025, and 2024, respectively.

Due to the full valuation allowance that the Company has on its net deferred tax asset balance, there are no uncertain tax positions that would impact the effective tax rate if recognized.

The Company is subject to U.S. federal, New York, California, Massachusetts, North Carolina, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2019 through 2025 are subject to audit by German and Australian tax authorities. The Company is currently under examination by German tax authorities for its Immunic AG and Immunic GMBH subsidiaries for the years ended 2021-2023.

Immunic, Inc. recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. There were no such interest or penalties for any of the years presented.

9. Commitments and Contingencies
Contractual Obligations

As of December 31, 2025, the Company has non-cancelable contractual obligations under certain agreements related to its development programs in vidofludimus calcium and IMU-856 totaling approximately $2.8 million, all of which is expected to be paid by the end of 2026.
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
Ludwig-Maximilians-University Agreements
Effective June 30, 2025 and November 11, 2025, Immunic AG entered into licensing agreements with the Ludwig-Maximilians-University, located in Germany, for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement, the Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments related to these molecules, none of which have been earned as of December 31, 2025.
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

10. Related Party Transactions
Executive Agreement with Duane Nash

On December 29, 2025, in connection with Immunic, Inc.’s recent incorporation of Gliomic Therapeutics Inc., a Delaware corporation, and a wholly-owned subsidiary of the Company (“Gliomic”), Duane Nash, Executive Chairman of the Company, entered into an employment agreement (the “Nash Agreement”) with the Company, pursuant to which Dr. Nash will serve as Chief Executive Officer and President of Gliomic, effective January 1, 2026.

The Nash Agreement provides for, among other things: (i) a monthly base salary of $33,987; (ii) entitlement to participate in all Company employee benefit plans, programs and arrangements made available generally to the Company’s senior executives or to other full-time employees; and (iii) customary reimbursement for certain business- or employment-related expenses. Certain compensation received by Dr. Nash, whether in accordance with the Nash Agreement or otherwise, is subject to the Company’s clawback compensation policy (and any other similar policy as applicable). The Nash Agreement also provides that upon Dr. Nash’s termination of employment for any reason, Dr. Nash shall be entitled to (i) a lump sum payment on the Date of Termination (as defined in the Nash Agreement) in an amount equal to the sum of Dr. Nash’s earned but unpaid base salary through the Date of Termination; (ii) COBRA reimbursement for six months; and (iii) any other benefits or rights Dr. Nash accrued or earned through the Date of Termination, in accordance with the terms of the applicable fringe or employee benefit plans and programs of the Company.

The Nash Agreement provides that Dr. Nash will continue to serve as Chief Executive Officer and President of Gliomic until the Date of Termination. During the Term of Employment (as defined in the Nash Agreement), the Company will not pay Dr. Nash any additional cash retainer for serving on the Company’s board of directors (the “Board”) or for acting as the Chairman of the Board. Upon termination of the Nash Agreement, Dr. Nash shall be entitled to be paid the cash retainer payable to outside directors on the Board of the Company and to the Chairman of the Board of Company for the period of time beginning from and after the Date of Termination and for so long as Dr. Nash remains on the Board and serves as the Chairman of the Board. On December 31, 2025, Dr. Nash’s employment agreement with the Company, pursuant to which Dr. Nash was appointed Executive Chairman of the Company, expired by its terms.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31:

	Years ended December 31
	2025	2024
Operating expenses:
Clinical product candidates	$66,267	$65,285
Pre-clinical product candidates	1,230	979
Employee costs- research and development	9,662	7,854
Employee costs-general and administrative	6,875	5,315
Non-cash stock compensation	8,863	8,527
Depreciation expense	168	134
Professional fees and other segment expenses	10,163	9,958
Total operating expenses	103,228	98,052
Loss from operations	(103,228)	(98,052)
Interest income	1,040	3,390
Change in fair value of the tranche rights	—	(4,796)
Other income (expense)	5,016	(1,049)
Net loss	$(97,172)	$(100,507)

12. Subsequent Event

February 2026 Private Placement

Securities Purchase Agreement

On February 12, 2026, we into a securities purchase agreement (the “February Securities Purchase Agreement”) with certain accredited investors (the “February Investors”), pursuant to which we agreed to issue and sell, in a private placement (the

“February 2026 Offering”), pre-funded warrants (the “February 2026 Pre-Funded Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Pre-Funded Warrants, the “February 2026 Pre-Funded Warrant Shares”) to purchase up to 0.0001 shares of Common Stock, with each February 2026 Pre-Funded Warrant accompanied by a warrant to purchase (i) a share of Common Stock or (ii) a pre-funded warrant to purchase a share of Common Stock (collectively, the “February 2026 Common Warrants” and together with the February 2026 Pre-Funded Warrants, the “February 2026 Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Common Warrants, the “February 2026 Common Warrant Shares”, and together with the February 2026 Pre-Funded Warrant Shares, the “February 2026 Warrant Shares”).

The purchase price for each February 2026 Pre-Funded Warrant and accompanying February 2026 Common Warrant was $0.873120. Each February 2026 Pre-Funded Warrant is immediately exercisable at a price of $0.0001 per share. Each February 2026 Common Warrant is exercisable at a price $0.873220 per share (subject to adjustment as set forth therein) following the completion of the Reverse Stock Split (as defined below) until the earlier of (i) 30 trading days following the date of our initial public announcement of topline data from its Phase 3 ENSURE trials (for the avoidance of doubt, the later date of the initial public announcement of topline data from ENSURE-1 or ENSURE-2, if announced separately) (the “Topline Data Announcement”), (ii) immediately upon the exercise of the February 2026 Pre-Funded Warrants if such exercise of February 2026 Pre-Funded Warrants is prior to the Topline Data Announcement, provided that if the February 2026 Pre-Funded Warrant is not exercised in full, the February 2026 Common Warrant expires proportionally only to the extent the Pre-Funded Warrant is exercised, and (iii) February 17, 2031.

The Offering closed on February 17, 2026 (the “February 2026 Closing Date”).

The aggregate gross proceeds to the Company from the issuance and sale of the February 2026 Warrants was approximately $200 million, before deducting fees to be paid to the placement agents and financial advisors of the Company and other estimated offering expenses payable by the Company. The aggregate exercise price of the February 2026 Warrants is approximately $200 million.

Leerink Partners LLC acted as lead placement agent for the Offering, Stifel, Guggenheim Securities, William Blair, LifeSci Capital, B. Riley Securities and Brookline Capital Markets, a division of Arcadia Securities, LLC also acted as placement agents for the February 2026 Offering. As compensation in connection with the February 2026 Offering, we agreed to pay the placement agents a fee equal to 6% of the aggregate gross proceeds received by us (i) upon the issuance of the February 2026 Warrants at closing and (ii) upon the cash exercise of the February 2026 Common Warrants.

The Offering

We intend to use the net proceeds from the February 2026 Offering to fund our clinical trials and operations and for working capital and other general corporate purposes.

The securities issued in the February 2026 Offering have not been registered under the Securities Act, and until so registered the securities may not be offered or sold absent registration or availability of an applicable exemption from registration. There is no established public trading market for the February 2026 Warrants, and we do not intend to list such securities on any national securities exchange or nationally recognized trading system.

In connection with the February 2026 Offering, we and each February 2026 Investor entered into a registration rights agreement simultaneously with the February 2026 Securities Purchase Agreement (the “February 2026 Registration Rights Agreement”). Pursuant to the February 2026 Registration Rights Agreement, as promptly as reasonably practicable following the February 2026 Closing Date but, in any event, not later than 45 days thereafter (the “Filing Date”) we shall file a resale registration statement on Form S-3 (or Form S-1 if Form S-3 is not available) providing for the resale by the Investors of the Registrable Securities (as defined in the February 2026 Registration Rights Agreement) and to use reasonable best efforts to cause such resale registration statement to be declared effective by the staff of the Securities and Exchange Commission (the “SEC”) at the earliest possible date but no later than the earlier of (a) the 60th calendar day following the Filing Date if the SEC notifies us that it will review the registration statement and (b) the fifth business day after we are notified by the SEC that the registration statement will not be “reviewed” or will not be subject to further review or (ii) the fifth business day following the receipt of Reverse Split Stockholder Approval (as defined below) and the consummation of the Reverse Stock Split.

The February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement contain certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement were made solely for the benefit of the parties to the February 2026 Securities Purchase Agreement and February 2026 Registration Rights Agreement, respectively, and may be subject to limitations agreed upon by the contracting parties.

Special Meeting and Reverse Stock Split

The February 2026 Securities Purchase Agreement provides that no later than three days following the February 2026 Closing Date, we must file a preliminary proxy statement with the SEC for the purpose of receiving stockholder approval (“Reverse Split Stockholder Approval”) of an amendment to our certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding Common Stock, at a ratio of not less than 10:1 (the “Reverse Stock Split”). The Company filed this proxy statement on February 20, 2026.

Royalty Purchase Agreement

As previously disclosed, on June 3, 2025, the Company issued series B common stock warrants to purchase up to an aggregate of 86,666,667 shares of Common Stock (or prefunded warrants to purchase shares of Common Stock) in an underwritten public offering (the “Series B Warrants”). On February 12, 2026, the Company entered into a purchase and sale agreement (the “Royalty Purchase Agreement”) with certain Series B Warrant holders who had purchased a predetermined number of Series B Warrants (each a “Participating Series B Holder”) and BVF Partners, L.P. (“BVF”), acting as royalty interest agent (the “Warrant Exchange”).

Pursuant to the Royalty Purchase Agreement, the Participating Series B Holders will exchange an aggregate of 51,087,000 Series B Warrants for a pro rata share of an aggregate 5% synthetic royalty on future sales of the Company’s vidofludimus calcium program in any country (the “Royalty Interests”). The pro rata share for each Participating Series B Holder is equal to the number of Series B Warrants exchanged by such Participating Series B Holder divided by the number of Series B Warrants exchanged by all Participating Series B Holders (expressed as a percentage). Royalty Interests will be due and payable quarterly by the Company to the Participating Series B Holders following the First Commercial Sale (as defined in the Royalty Purchase Agreement).

Pursuant to the Royalty Purchase Agreement, the Company has agreed to specified affirmative and negative covenants, including without limitation covenants regarding periodic reporting of information by the Company to the Participating Series B Holders, and audits of royalties paid under the Royalty Purchase Agreement. The Royalty Purchase Agreement also contains representations and warranties, other covenants, indemnification obligations, and other provisions customary for transactions of this nature.

On the Closing Date, Series B Warrants to purchase up to an aggregate of 51,087,000 shares of Common Stock were surrendered by Participating Series B Holders and cancelled, and Series B Warrants to purchase up to an aggregate of 35,579,667 shares of Common Stock remain issued and outstanding.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Immunic, Inc.

Date: February 26, 2026	By:	/s/ DANIEL VITT
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

Signature	Title	Date

/s/ DANIEL VITT	Director, Chief Executive Officer (principal executive officer)	February 26, 2026
Daniel Vitt

/s/ GLENN WHALEY	Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2026
Glenn Whaley

/s/ SIMONA SKERJANEC	Chair of the Board of Directors	February 26, 2026
Simona Skerjanec

/s/ DUANE D. NASH	Director	February 26, 2026
Duane D. Nash

/s/ TAMAR HOWSON	Director	February 26, 2026
Tamar Howson

/s/ JOERG NEERMANN	Director	February 26, 2026
Joerg Neermann

/s/ RICHARD RUDICK	Director	February 26, 2026
Richard Rudick

/s/ BARCLAY A. PHILLIPS	Director	February 26, 2026
Barclay A. Phillips

/s/ THORVALD NAGEL	Director	February 26, 2026
Thorvald Nagel

35