Form 10-K/A
period 2025-12-31
IMMUNIC, INC.
filed 2026-04-22
CIK 1280776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2025 was $83.1 million.

On April 16, 2026, 136,214,825 shares of common stock, $0.0001 par value, were outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Part III Information

On February 26, 2026, Immunic, Inc., a Delaware Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the Company’s fiscal year.

We no longer expect that the definitive proxy statement for our 2026 annual meeting of stockholders will be filed within 120 days of December 31, 2025. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

•	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;
•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•	file a new certification of our principal executive officer, principal financial officer and principal accounting officer as an exhibit to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, including the financial statements, and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

As used in this report, the terms “Immunic, Inc.,” the “Company,” “Immunic,” “we,” “us,” and “our” mean Immunic, Inc. and its subsidiaries unless the context indicates otherwise.

Reverse Stock Split

On April 14, 2026, the Company held a special meeting of stockholders (the “Special Meeting”), during which the Company’s stockholders approved a proposal (the “Proposal”) to amend the Company’s certificate of incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share (the “Common Stock”), at a ratio of not less than 1:10 (the “Reverse Stock Split”). The Company’s stockholders approved the Proposal at the Special Meeting, and on April 22, 2026, following approval by resolution of the Company’s board of directors, the Company filed an amendment to the Certificate of Incorporation to effect the Reverse Stock Split, at a ratio of 1-for-10 to be effective April 27, 2026. The information in this Amendment does not give effect to the Reverse Stock Split unless specifically stated otherwise.

Immunic, Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Composition of the Board

Our board of directors is currently composed of nine members. Two of our current directors, Dr. Vitt and Dr. Neermann, began their service in April 2019 in connection with the stock-for-stock exchange transaction between the Company (then known as Vital Therapies, Inc.) and Immunic AG (the “Exchange Transaction”). Seven of the nine directors that currently comprise our board are “independent directors” within the meaning of such term as set forth in the listing standards of the Nasdaq Stock Market, LLC (“Nasdaq”). Our board is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a term of three years to succeed the class of directors whose terms are then expiring.

The following table sets forth the names, ages, and certain other information for each director with a term expiring at the annual meeting (who is also a nominee for election as a director at the annual meeting) and for each of the continuing members of our board. All information is as of April 21, 2026.

Name	Class	Age	Position	Director Since	Current Term Expires
Dr. Daniel Vitt	I	57	Director, Chief Executive Officer	2019	2027
Dr. Duane Nash	I	55	Director	2019	2027
Ms. Simona Skerjanec	I	61	Chair of the Board	2024	2027
Dr. Richard Rudick	III	75	Director	2023	2026
Thorvald Nagel	III	31	Director	2026	2026
Dr. Jörg Neermann	II	59	Director	2019	2028
Ms. Tamar Howson	II	77	Director	2019	2028
Mr. Barclay Phillips	II	63	Lead Independent Director	2019	2028
Mr. Jon Congleton	II	62	Director	2026	2028

Dr. Jörg Neermann. Dr. Neermann has been a member of the Board since April 2019. Since 2023, Dr. Neermann has been a venture partner with Vorwerk Ventures, a private venture capital fund. He most recently served as the CEO of the privately held German biotech company, Curexsys GmbH from May 2021 until September 2022. Prior to this until the end of 2020, Dr. Neermann worked for Life Sciences Partners (“LSP”) and was the managing director of LSP Services Deutschland GmbH, which provides management services for LSP V Coöperatieve U.A., one of the Company’s stockholders. He joined LSP in January 2007 and left the company in early 2021. Dr. Neermann’s prime focus and responsibility within LSP was to invest in unlisted securities. Prior to joining LSP, Dr. Neermann was the managing director of Deutsche Venture Capital, a venture capital and private equity division of Deutsche Bank, where he ran its healthcare investment franchise. Previously, he worked at Atlas Ventures in Germany where he also invested in the healthcare sector. Dr. Neermann has a strong scientific background and hands-on finance and investment expertise and has served on the boards of numerous European biotech and life science companies. From September 2011 until June 2023, Dr. Neermann served as a non-executive director at Vivoryon N.V., a German biotech company that went public on Euronext Amsterdam in 2014, which is active in the development of novel, disease-modifying therapeutics against Alzheimer’s disease. Currently, Dr. Neermann serves as a non-executive director at Idea AG, a private German company. Dr. Neermann was previously a supervisory board member of ViCentra B.V., a Dutch limited liability company, and Eyesense GmbH, a German limited liability company, until January 2021, Ventaleon GmbH, a German limited liability company, until December 2020, and Kuros AG, a Swiss-headquartered company, until May 2017. Dr. Neermann was also a board member of Imcyse S.A., a Belgian limited liability company, until January 2021. Currently, he is owner and managing director of Betula29 GmbH, a German limited liability company. Dr. Neermann studied biotechnology at the Technical University of Brunswick, Germany, and MIT in Cambridge, USA, and holds a Master’s degree and a Ph.D. in biotechnology from the Technical University in Brunswick, Germany. He also studied economics at the Technical University in Brunswick, Germany, and Harvard Business School. We believe that Dr. Neermann is qualified to serve on our board due to his scientific background and extensive experience as an investor in the biotechnology and healthcare industries, which enable him to contribute important insights to our board on strategic leadership and drug commercialization matters.

Tamar Howson. Ms. Howson has been a member of the Board since October 2019. Ms. Howson has served as an independent director at MEI Pharma, Inc. since September 2019, and Cue Biopharma, Inc. since September 2020. She previously served as an independent director at Organovo Holdings, Inc. from June 2013 until September 2019, Enzymotec until December 2017, ContraVir until October 2018 and Scientus Pharma until December 2019. From January 2009 until December 2011, Ms. Howson worked as a Senior Advisor on the transaction team at JSB-Partners, providing business development support to life sciences companies. Before that, she served as Executive Vice President, Corporate Business Development at Lexicon Pharmaceuticals, Inc. Prior to her role at Lexicon Pharmaceuticals, Inc, Ms. Howson was Senior Vice President, Corporate and Business Development at Bristol-Myers Squibb Company, responsible for worldwide oversight and management of the identification, evaluation and negotiation of mergers and acquisitions, licensing and other external alliance activities. Additionally, Ms. Howson spent nearly a decade at SmithKline Beecham, where she served as Senior Vice President and Director, Business Development and managed the company’s USD 100 million venture capital fund, SR One. We believe that Ms. Howson’s extensive experience in corporate and business development in the biotechnology and pharmaceutical industries qualify her to serve as a member of our board.

Barclay Phillips. Mr. Phillips has been a member of the Board since November 2019. From August 2020 to October 2024, Mr. Phillips was Chief Operating Officer and Chief Financial Officer of Ribometrix, Inc., a discovery stage biotechnology company developing RNA-targeted small molecule therapeutics. Since September 2019, Mr. Phillips has been the managing member of Domantle Consulting LLC, a business strategy consulting firm for biotechnology companies. From 2008 to May 2019, Mr. Phillips served as the Chief Financial Officer for three separate Nasdaq listed, development stage biotechnology companies; G1 Therapeutics, Inc. (GTHX), Novavax (NVAX) and Micromet (acquired by Amgen in 2012 for $1.2B). In addition to carrying the CFO role, Mr. Phillips also held the title of SVP Corporate Development at G1 Therapeutics. During his tenure as CFO, Mr. Phillips was responsible for all finance and accounting functions, financing strategy (successfully raising over $1.4B), Wall Street and investor relations, public relations and corporate strategy and corporate development. Prior to his CFO experience, Mr. Phillips had extensive experience in life science venture investing and public market investing, serving for 9 years as the Managing Director of Vector Fund Management, a late-stage life sciences venture capital fund with over $250 million in committed capital and approximately 30 venture investments in biotechnology, medical technology and healthcare services companies. In addition, Mr. Phillips was Biotechnology Analyst and Director of Venture Investments for INVESCO Funds group, a no-load mutual fund family with a healthcare sector fund franchise totaling over $3.5 billion in assets under management. Mr. Phillips has served on the boards of several public and private companies, including roles as Audit Chair and Chair of the Nominating and Corporate Governance committees. He received a Bachelor of Arts degree in economics from the University of Colorado at Boulder. We believe that Mr. Phillips’ significant expertise in the areas of financing strategy, capital markets, and business development for multiple, Nasdaq-listed life science companies qualify him to serve as a member of our board and lead independent director.

Dr. Daniel Vitt. Dr. Vitt is our Chief Executive Officer and a member of the board, positions he has held since April 2019. From January 2017 to 2022, he was also managing director of Immunic Research GmbH in Halle (Saale), our Germany subsidiary. He joined Immunic in January 2017 from 4SC AG, a publicly listed stock company based in Martinsried, Germany, which he co-founded in 1997. At 4SC, he served as Chief Scientific Officer and Chief Development Officer. In addition, from December 2011 to November 2017, Dr. Vitt served as managing director of 4SC Discovery GmbH, a German limited liability company. As a member of the executive board of 4SC, he was responsible for all research and development activities at 4SC group including four clinical stage products. Dr. Vitt currently serves as managing director for Listrax UG, a German limited liability company, and Brauhaus Germering GmbH, a German limited liability company. He is also a director of Immunic Australia Pty Ltd., an Australian limited liability company. Dr. Vitt studied chemistry in Siegen and Würzburg, Germany from 1989 to 1994 and graduated from the University of Würzburg. During his doctoral studies, he focused on the molecular design of small molecule therapeutics. In 1998, he received his Ph.D. from the Institute of Organic Chemistry at the University of Würzburg. We believe that Dr. Vitt’s extensive senior management experience in the life sciences industry, including as the Company’s Chief Executive Officer, qualify him to serve as a member of our board.

Dr. Duane Nash. Dr. Nash has been a member of the Board since January 2019 and served as Chairman of the Board of Directors from April 2019 to April 2020, and as Executive Chairman from April 2020 to February 2026. Dr. Nash joined the Company in 2012, prior to the Exchange Transaction and has held various leadership roles in the Company, including Medical Director, Executive Vice President, Chief Business Officer, President, and Chief Executive Officer, a position he held until April 2019. Prior to joining the Company, Dr. Nash held various positions at Wedbush PacGrow Life Sciences, an investment bank, where he was employed from March 2009 to March 2012, serving most recently as Senior Vice President in Equity Research. Before that, he was a research analyst at Pacific Growth Equities, an investment bank, from April 2008 through March 2009, which was subsequently acquired by Wedbush Securities, Inc. Dr. Nash also practiced as an attorney from November 2002 to February 2008, most recently at the law firm of Davis Polk & Wardwell, where he focused on intellectual property litigation and corporate matters. Dr. Nash has served on the board of directors of public and private companies in the pharmaceutical space since 2012. Dr. Nash earned a B.A. in biology from Williams College, an M.D. from Dartmouth Medical School, a J.D. from the University of California, Berkeley, and an M.B.A. from the University of Oxford. Dr. Nash completed his internship in general surgery at the University of California at San Francisco. We believe that Dr. Nash’s expertise and experience as a director and his service in various executive capacities for the Company, along with his extensive experience as an executive, research analyst and attorney, qualify him to serve as a member of our board.

Dr. Richard Rudick. Dr. Rudick joined the Board in April 2023. Dr. Rudick has served since January 2023 as the President and CEO of Astoria Biologica, a private biotechnology company developing novel therapies for multiple sclerosis. Previously, Dr. Rudick served as the Vice President of Development Science at Biogen, Inc., a biotechnology company which engages in discovering, developing, and delivering therapies for neurological and neurodegenerative diseases, from May 2014 until September 2020. Dr. Rudick also served as a staff neurologist and director of the Mellen Center for the Cleveland Clinic from January 1987 until May 2014. Dr. Rudick holds an M.D. from Case Western Reserve University School of Medicine. We believe that Dr. Rudick‘s extensive leadership in clinical research and development experience of multiple sclerosis treatments qualify him to serve on our board.

Ms. Simona Skerjanec. Ms. Skerjanec joined the Board in July 2024. Ms. Skerjanec has nearly thirty years of global experience in the pharmaceutical industry overseeing product commercialization and business strategy initiatives. From March 2015 until December 2023, Ms. Skerjanec held several leadership positions at Roche in Switzerland, where she most recently served as Senior Vice President, Global Head of Neuroscience and Rare Diseases. In this role, Ms. Skerjanec led business and global corporate strategy for Roche’s portfolio of neurological and rare diseases. Previously, Ms. Skerjanec served as General Manager of Roche in Portugal and served as the Neuroimmunology Franchise Head where she was in charge of certain drug commercialization efforts on behalf of the company. Prior to joining Roche, Ms. Skerjanec was Senior Vice President and Cardiovascular Franchise Head at The Medicines Company where she held various roles in development and commercialization from July 2003 to February 2015. Before her employment at The Medicines Company, Ms. Skerjanec held positions at Eli Lilly, Pfizer, and Johnson & Johnson. Since May 2024, Ms. Skerjanec has served on the board of directors of Avidity Biosciences. Ms. Skerjanec received her M.Pharm from the University of Ljubljana School of Pharmacy and her MBA from Fairleigh Dickinson University. We believe that Ms. Skerjanec’s expertise and decades-long management of research and development and product commercialization efforts in the therapeutic areas of rare diseases, cardiology and neurology qualify her to serve on the Board.

Mr. Thorvald Nagel. Thorvald “Thor” Nagel joined the Board in February 2026. Mr. Nagel has served as an Analyst at BVF, since July 2023, where he conducts in-depth equity research and contributes to investment analysis across the life sciences sector. From June 2021 through July 2023, Mr. Nagel was a senior analyst at Monashee Investment Management LLC. He previously held roles with Stifel Financial Corp. Mr. Nagel received his Master of Science from the University of Notre Dame and his Bachelor’s degree in Chemical Engineering from Vanderbilt University. We believe that Mr. Nagel’s expertise in the areas of financing strategy, capital markets, and business development for life science companies qualify him to serve as a member of our board.

Mr. Jon Congleton. Mr. Congleton joined the Board in April 2026. Mr. Congleton has served as President and Chief Executive Officer and as a member of the board of directors of Mineralys Therapeutics, Inc. (“Mineralys”) since November 2020. Prior to joining Mineralys, Mr. Congleton was the Chief Executive Officer of Impel NeuroPharma, Inc. from September 2017 to May 2020. Prior to that, he served as the Chief Executive Officer and as a director of Nivalis Therapeutics, Inc. from January 2015 to February 2017. Mr. Congleton was previously at Teva Pharmaceutical Industries Ltd. (Teva), where for over 18 years, he held positions in general management and global strategic marketing, including Senior Vice President of Teva’s Global Central Nervous System Disorders from April 2013 to December 2014, Senior Vice President of the Global Medicine Group from November 2011 to April 2013, and General Manager of Teva Neuroscience, Inc. in the United States. Prior to joining Teva, Mr. Congleton spent ten years in a variety of commercial roles with predecessor companies of Sanofi. Mr. Congleton earned a B.S. in marketing from Kansas State University. We believe that Mr. Congleton’s extensive senior management experience in the life sciences industry, including as the President and Chief Executive Officer of Mineralys, qualify him to serve as a member of our board.

Director Independence

The listing rules of Nasdaq require us to maintain a board comprised of a majority of independent directors, as determined affirmatively by our board. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of our audit, compensation and nominating and governance committees must be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of our board, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out his or her responsibilities.

Our board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board has determined that none of Ms. Howson, Dr. Neermann, Mr. Phillips, Dr. Rudick, Ms. Skerjanec, Mr. Congleton, and Mr. Nagel, representing seven of our nine directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is an “independent director” as that term is defined under the Nasdaq listing rules. Dr. Nash and Dr. Vitt are not currently considered independent directors because of their positions as former Executive Chairman and Chief Executive Officer, respectively. Mr. Phillips is our lead independent director.

In making these determinations, our board considered the relationships that each non-employee director has with us and all other facts and circumstances our board deemed relevant in determining their independence, including consulting relationships, family relationships and the beneficial ownership of our capital stock by each non-employee director.

Board Leadership Structure

Our board is currently chaired by Ms. Skerjanec. Our board believes that the Company and its stockholders are currently best served by this leadership structure. As Chair of the Board, Ms. Skerjanec promotes unified leadership and direction for our board and management and provides the critical leadership necessary for carrying out our strategic initiatives. Ms. Skerjanec, together with our board’s strong committee system and independent directors, allows our board to maintain effective oversight of our business operations, including independent oversight of our financial statements, executive compensation, selection of director candidates, and corporate governance programs. We believe our current board leadership structure enhances the board’s ability to effectively carry out its roles and responsibilities on behalf of our stockholders.

In addition, Mr. Phillips serves as our lead independent director. As the lead independent director, Mr. Phillips is responsible for:

•	presiding at all meetings of the Board at which the Chairperson is not present, including any executive sessions of the independent Directors;

•	calling meetings of the independent Directors;

•	serving as an advisor to the CEO and the Chairperson, as well as a non-exclusive liaison between the Chairperson and the independent Directors;

•	proposing items to the Chairperson and CEO for inclusion in agendas for meetings of the Board when the Lead Independent Director determines it is appropriate or necessary;

•	being available, when appropriate, for consultation and direct communication with stockholders; and

•	fulfilling such other responsibilities and carrying out such special projects as the Board may from time to time request.

Role of Board in Risk Oversight Process

Our board has an active role, as a whole and also at the committee level, in overseeing risk management. Our board is responsible for general oversight and regular review of risk management, including financial, strategic, and operational risks. The compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and whether our compensation policies and programs have the potential to encourage excessive risk taking. The audit committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting. The nominating and governance committee is responsible for overseeing our corporate governance practices and the management of risks associated with board independence and potential conflicts of interest. Although each committee is responsible for evaluating and overseeing the management of certain risks, the entire board is regularly informed through discussions from committee members about such risks. The board believes its leadership structure is consistent with and supports the administration of its risk oversight function.

Board Meetings and Committees

During our fiscal year ended December 31, 2025, our board held 13 meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board on which he or she served during the periods that he or she served.

Our board has established an audit committee, a compensation committee, and a nominating and governance committee. The composition and responsibilities of each of the committees of our board are described below.

Audit Committee

Our audit committee members currently consist of Mr. Phillips, Dr. Neermann, and Ms. Skerjanec. Mr. Phillips serves as the chairman. Each of the members of our audit committee is an independent director under the Nasdaq listing rules, satisfies the additional independence criteria for audit committee members and satisfies the requirements for financial literacy under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act, as applicable. Our board has also determined that Mr. Phillips qualifies as an audit committee financial expert within the meaning of the applicable rules and regulations of the SEC and satisfies the financial sophistication requirements of the Nasdaq listing rules.

Our audit committee oversees our corporate accounting and financial reporting processes and the audit and review of our financial statements and assists our board in monitoring our financial systems and financial compliance. Among other responsibilities, our audit committee also:

•	has the sole authority to engage, appoint and oversee the work of our independent auditors;

•	approves the hiring, discharging and compensation of our independent auditors as well as the compensation of any other accountants or auditors engaged by us in connection with the preparation of financial statements;

•	pre-approve all auditing services and related terms and non-audit services to be provided to us by our independent auditors and any other accountants or auditors engaged by us in connection with the preparation of financial statements;

•	evaluates, at least annually, the qualifications, independence and performance of the independent auditors;

•	reviews our financial statements and our critical accounting policies and estimates;

•	assists our board in monitoring and reviewing the adequacy and effectiveness of our internal accounting and financial controls as well as our internal control policies and procedures on a regular basis;

•	reviews our policies with respect to financial risk assessment and financial risk management;

•	reviews and monitors our policies and procedures relating to related person transactions;

•	reviews, in consultation with our independent auditors, our annual audit plan and scope of audit activities, monitoring such annual audit plan’s progress and reviewing and approving the scope and staffing of such plan; and

•	discusses and, as appropriate, reviews with management and our independent auditors our annual and quarterly financial statements and annual and quarterly reports on Forms 10-K and 10-Q, among other matters.

Our audit committee operates under a written charter approved by our board and that satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. The charter is available on the corporate governance section of our website, which is located at http://ir.imux.com. Our audit committee held four meetings during 2025.

Compensation Committee

The members of our compensation committee are Ms. Howson, Ms. Skerjanec, Dr. Rudick, and Mr. Congleton. Mr. Congleton is currently the chair of our compensation committee. Our board has determined that each member of our compensation committee is an independent director under the current rules of Nasdaq, satisfies the additional independence criteria for compensation committee members under Rule 10C-1 and the Nasdaq listing rules, is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

Our compensation committee oversees our corporate compensation programs. The compensation committee also:

•	assists our board in providing oversight of our compensation policies, plans and benefits programs;

•	reviews and recommends for board approval corporate goals and objectives relevant to the compensation of our Chief Executive Officer, our Section 16 executive officers and all other direct reports to the Chief Executive Officer who have material responsibilities within the Company (collectively referred to as the “Designated Employees”);

•	evaluates the performance of our Chief Executive Officer and Designated Employees in light of established goals and objectives;

•	recommends compensation of our Chief Executive Officer and Designated Employees based on its evaluations;

•	reviews and makes recommendations to our board with respect to the salary, benefit plans, compensation policies and programs for the Chief Executive Officer and Designated Employees;

•	reviews and discusses with management the compensation disclosures required by SEC rules;

•	engages a compensation consultant, legal counsel or other external advisors to advise on executive compensation and assess the independence of executive officers in accordance with Nasdaq listing rules;

•	evaluates whether any compensation consultant, legal counsel or other external advisor has a conflict of interest in accordance with the SEC rules; and

•	prepares the annual compensation committee report required by SEC rules.

Our compensation committee operates under a written charter approved by our board which satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. The charter is available on our website at http://ir.imux.com. Our compensation committee held five meetings during 2025.

Nominating and Governance Committee

The members of our nominating and governance committee are Dr. Neermann, Mr. Phillips and Dr. Rudick. Dr. Neermann is the chairman of our nominating and governance committee. Our board has determined that each member of our nominating and governance committee is independent under the Nasdaq listing rules.

Our nominating and governance committee oversees and assists our board in reviewing and recommending nominees for election as directors. Among other responsibilities, the nominating and governance committee also:

•	evaluates and makes recommendations regarding the organization and governance of our board and its committees;

•	assesses the performance of members of our board and makes recommendations regarding committee and chair assignments;

•	recommends desired qualifications for board membership and conducts searches for potential members of our board;

•	fulfills our board’s oversight responsibility with respect to our cybersecurity policies, overseeing our risk management with respect to cybersecurity, reviewing our adoption and implementation of systems, controls and procedures designed to prevent, detect and respond to cyber-attacks or security breaches involving us, and reviewing our cybersecurity insurance requirements;

•	periodically reviews our policy with respect to the United States Foreign Corrupt Practices Act;

•	monitors the compliance of our senior officers with our Code of Business Conduct and Ethics; and

•	reviews and makes recommendations with regard to our corporate governance guidelines.

Our nominating and governance committee operates under a written charter approved by our board which satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. The charter is available on our website at http://ir.imux.com. Our nominating and governance committee held two meetings during 2025.

Compensation Committee Interlocks and Insider Participation

None of the current or past members of our compensation committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) or director of any entity that has one or more executive officers serving on our compensation committee or our board.

Considerations in Evaluating Director Nominees

In its evaluation of director candidates, including the member or members of the board eligible for reelection, our nominating and governance committee will consider the following:

•	The current size and composition of our board and the needs of the board and its respective committees;

•	Factors such as character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments, and the like. Our nominating and governance committee evaluates these factors, among others, and does not assign any particular weighting or priority to any of these factors; and

•	Other factors that our nominating and governance committee may consider appropriate.

The nominating and governance committee also focuses on issues of diversity, such as diversity in experience, international perspective, background, expertise, skills, age, gender, and ethnicity. The nominating and governance committee does not have a formal policy with respect to diversity; however, our board and the nominating and governance committee believe that it is essential that members of our board represent diverse viewpoints. Any nominee for a position on the board must satisfy the following minimum qualifications:

•	The highest levels of personal and professional ethics and integrity;

•	Proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment;

•	Skills that are complementary to those of the existing board;

•	The ability to assist and support management and make significant contributions to the Company’s success; and

•	An understanding of the fiduciary responsibilities required of a member of the board and the commitment of time and energy necessary to diligently carry out those responsibilities.

If our nominating and governance committee determines that an additional or replacement director is required, the committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, board or management.

After completing its review and evaluation of director candidates, our nominating and governance committee recommends to our full board the director nominee. Our nominating and governance committee has discretion to decide which individuals to recommend for nomination as directors and our board has the final authority in determining the selection of director candidates for nomination to our board.

Requirements for Stockholder Recommendations of a Candidate to our Board

It is the policy of our nominating and governance committee to consider recommendations for candidates to our board from our stockholders. A stockholder that wishes to recommend a candidate for consideration by the committee as a potential candidate for director must direct the recommendation in writing to Immunic, Inc., 1200 Avenue of the Americas, Suite 200, New York, New York 10036, Attention: Corporate Secretary, and must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between us and the candidate and evidence of the recommending stockholder’s ownership of our stock. Such recommendation must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for board membership, including character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, potential conflicts of interest, other commitments and personal references.

Our nominating and governance committee will consider the recommendation but will not be obligated to take any further action with respect to the recommendation.

Communications with the Board of Directors

In cases where stockholders or other interested parties wish to communicate directly with our non-management directors, messages can be sent to Immunic, Inc., Attention: Corporate Secretary, 1200 Avenue of the Americas, Suite 200, New York, New York 10036. Our corporate secretary monitors these communications and will provide a summary of all received messages to the board at each regularly scheduled meeting of the board. Our board generally meets on a quarterly basis. Where the nature of a communication warrants, our corporate secretary may determine, in his or her judgment, to obtain the more immediate attention of the appropriate committee of the board, non-management directors, independent advisors or our management, as our corporate secretary considers appropriate.

Our corporate secretary may decide in the exercise of his or her judgment whether a response to any stockholder or interested party communication is necessary. This procedure for stockholder and other interested party communications with the non-management directors is administered by our nominating and governance committee. This procedure does not apply to (i) communications to non-management directors from our officers or directors who are stockholders or (ii) stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act.

Director Attendance at Annual Meetings

We do not have a formal policy regarding attendance by members of our board at annual meetings of stockholders. We encourage, but do not require, directors to attend.

Code of Business Conduct and Ethics

Our board has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A copy of the code of business conduct and ethics is available on the corporate governance section of our website, which is located at http://ir.imux.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website.

Insider Trading Policy and Employee, Officer and Director Hedging

Our board has adopted a written insider trading policy applicable to all directors, officers and employees, which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Subject individuals are prohibited from engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities, including any hedging or similar transaction designed to decrease the risks associated with holding Company securities.

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

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2025.

Director Compensation Policy

Cash Compensation

Under our current outside director compensation policy, all non-employee directors are entitled to receive the following cash compensation for their services:

•	each non-employee director receives an annual base retainer of $45,000 except that the non-executive Chairman of the Board receives an additional annual base retainer of $35,000;

•	in addition to the annual base retainer, the chair of our audit committee receives an annual fee of $20,000 and other members of our audit committee receive an annual fee of $10,000;

•	in addition to the annual base retainer, the chair of our nominating and governance committee receives an annual fee of $10,000 and other members of our nominating and governance committee receive an annual fee of $5,000; and

•	in addition to the annual base retainer, the chair of our compensation committee receives an annual fee of $15,000 and other members of our compensation committee receive an annual fee of $7,500.

All cash payments to non-employee directors are paid quarterly in arrears. We also reimburse our directors for their reasonable expenses incurred in connection with attending board and committee meetings.

The lead independent director is also entitled to receive an annual cash retainer of $10,000 paid quarterly.

Equity Compensation

In addition to cash compensation, our non-employee directors are also entitled to equity awards under our outside director compensation policy. Each new non-employee director who first joins us is granted an initial award of a non-statutory stock option to purchase 507,400 shares of Company common stock, which had increased from 100,000. In addition, on the date of each annual meeting of stockholders, each non-employee director who has been a non-employee director for six months or more on the date of the annual meeting is granted an annual award of a non-statutory stock option to purchase 253,700 shares of Company common stock, which had increased from 50,000. The initial award vests in 36 monthly installments subject to the director’s continued service with the Company. The annual award vests in 12 monthly installments subject to the director’s continued service with the Company.

Director Compensation

Our compensation committee retained Aon to provide recommendations on non-employee director compensation based on an analysis of market data compiled from comparable companies in the biotechnology industry. The following table summarizes compensation paid to our non-employee directors during or with respect to the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Ms. Simona Skerjanec	52,160	96,975	—	149,135
Mr. Jon Congleton(2)	—	—	—	—
Dr. Richard Rudick	52,500	96,975	—	149,475
Thorvald Nagel(3)	—	—	—	—
Dr. Jörg Neermann	60,000	96,975	—	151,575
Ms. Tamar Howson	52,840	96,975	—	149,815
Mr. Barclay Phillips	75,000	96,975	—	171,975
Ms. Maria Tornsen(4)	59,660	96,975	—	156,635

* Duane Nash was an executive officer of the Company during the year ended December 31, 2025. For a description of his compensation see the section titled “Executive Compensation”.

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of Accounting Standards Codification (“ASC 718”) Compensation – Stock Compensation. The assumptions that we used to calculate these amounts are discussed in Note 7 to our financial statements appearing at the end of our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)	Mr. Congleton joined the Board in April 2026, and so received no compensation during the year ended December 31, 2025.
(3)	Mr. Nagel joined the Board in February 2026, and so received no compensation during the year ended December 31, 2025.
(4)	Ms. Tornsen resigned from the Board in February 2026.

Item 11. Executive Compensation.

Executive Officers

For biographical information for Daniel Vitt, see “Composition of the Board”.

The names of our executive officers, their ages, their positions with Immunic and other biographical information as of April 24, 2026, are set forth below. There are no family relationships among any of our directors and executive officers.

Name	Age	Position
Dr. Daniel Vitt	57	Chief Executive Officer, Director
Jason Tardio	49	Chief Operating Officer, President
Dr. Hella Kohlhof	53	Chief Scientific Officer
Dr. Andreas Muehler	62	Chief Medical Officer
Inderpal Singh	60	General Counsel
Patrick Walsh	43	Chief Business Officer
Glenn Whaley	58	Chief Financial Officer
Werner Gladdines	47	Chief Development Officer

Jason Tardio. Mr. Tardio joined Immunic in 2024 as our President and Chief Operating Officer. From July 2021 to July 2024, Mr. Tardio was Chief Operating Officer of Ovid Therapeutics Inc. after joining the firm as Chief Commercial Officer in November 2019. Prior to his role at Ovid Therapeutics, Inc., Mr. Tardio served as Vice President, Head of the Multiple Sclerosis Franchise at Novartis AG from September 2018 to November 2019. Before his employment at Novartis, Mr. Tardio worked for nine years in several capacities at Biogen Inc., where he most recently served as General Manager, Managing Director for the firm’s Latin America South affiliate. Mr. Tardio commenced his career in the biopharmaceutical industry at Wyeth Pharmaceuticals Inc. and Sepracor, Inc., respectively, in various sales, sales training, and marketing roles. Mr. Tardio holds a Bachelor of Science from The College of New Jersey and an MBA in Pharmaceutical Marketing from St. Joseph’s University.

Dr. Hella Kohlhof. Dr. Kohlhof joined Immunic in 2017 as our Chief Scientific Officer. She studied biology in Aachen, Gothenborg (Sweden) and Munich and received her Doctorate in Biology from the Ludwig Maximilians University of Munich (Germany). During her Ph.D. and post-doctoral position at the Institute of Clinical Molecular Biology and Tumor Genetics at the Helmholtz Centre in Munich, she worked on the normal and malignant B cell development influenced by Notch and Epstein Barr Virus mediated signaling. In 2008, she joined 4SC AG as a research scientist and group leader and established the research laboratory for translational pharmacology. She worked on 4SC’s preclinical and clinical stage projects from the oncology and immunology field, including IMU-838 and IMU-366. From 2011 onward, Dr. Kohlhof was responsible for the management and development of 4SC’s epigenetic clinical stage small molecule inhibitor 4SC-202. In early 2015, as Director of Development Projects, she took over responsibility for the complete development portfolio of 4SC AG. She currently serves as managing director of Immunic Research GmbH, a German subsidiary of the Company, and Constanze Investment GmbH, a German limited liability company, respectively. Dr. Kohlhof has a strong scientific background in the immunology and oncology field and is experienced in drug development, preclinical and translational pharmacology, clinical trial design and bio-marker development.

Dr. Andreas Muehler. Dr. Muehler joined Immunic in August 2016 as our Chief Medical Officer. Dr. Muehler received his medical degree (MD) from Humboldt-University in Berlin, Germany, and an MBA degree from Duke University. After a short period in clinical work, Dr. Muehler has worked within the pharmaceutical industry since 1992, mostly in the U.S., with leadership positions in preclinical and clinical development, business development and licensing and marketing. Since 2003, Dr. Muehler developed and managed multiple medical companies in the U.S. Among them were 3TP LLC d/b/a CAD Sciences (White Plains, NY), a medical software company developing an imaging solution for early detection of breast and prostate cancer, and Cellectar Biosciences, Inc. (Madison, WI), a biotech company developing new cancer therapeutics and cancer imaging agents. Dr. Muehler was also President and CEO of MicroMRI Inc. (Langhorne, PA), a medical device company developing solutions for improved osteoporosis diagnosis and therapy monitoring based on bone micro-architecture. He has been on the board of directors of multiple small medical technology companies. After moving to Munich in 2009, Dr. Muehler became managing director of the small healthcare private equity fund Palladius Healthcare GmbH (Munich, Germany), which acquired distressed medical technology companies. Thereafter, Dr. Muehler worked as interim manager and independent senior medical consultant with multiple assignments for clients in the pharmaceutical and medical device industries. Dr. Muehler presently serves as managing director of Xanomed GmbH, a German limited liability company, and is sole owner of Xanomed Holding USA, a Florida sole proprietorship.

Inderpal Singh. Mr. Singh joined Immunic in June 2021 as our General Counsel. He joined from Sandoz International GmbH, where he served as the Global Legal Head of Biopharma since January 2018. After earning his college degree in India, Mr. Singh qualified as an attorney with specialization in Corporate and Commercial Law at Johannes-Gutenberg University in Mainz, Germany. Mr. Singh completed two executive MBA programs at the University of Mannheim, Germany and INSEAD Business School in Fontainebleau, France. During his tenure at Sandoz and as a member of various leadership teams, he was responsible for all legal activities, including development, regulatory, and medical matters, as well as commercial operations, business development, alliance management and market access for biopharma. Before that, from 2015 through 2017, Mr. Singh served at Merck KGaA as Global Legal Head of Global Manufacturing and Supply and Regional Counsel of Middle East and Africa, Commonwealth of Independent States and Turkey. From 2013 to 2015, he was Legal Director (Europe) at Biogen Idec International GmbH. Earlier in his career, Mr. Singh spent 15 years in legal positions of increasing responsibility at Pfizer Deutschland GmbH and Pfizer Inc. (U.S.).

Patrick Walsh. Mr. Walsh joined Immunic in October 2021 as our Chief Business Officer. He joined from Akebia Therapeutics, Inc., where he served as Vice President of Business Development from July 2015 until October 2021 and completed an array of strategic transactions, including multiple partnerships, in-licenses, non-dilutive financings, and a merger. Mr. Walsh holds both an M.S. in molecular, cellular and developmental biology and an MBA from the University of Michigan and a B.A. in biology and economics from Colby College. Mr. Walsh was previously in Corporate Development at AVEO Oncology, during which time he worked on all aspects of business development. Earlier in his career, Mr. Walsh was a consultant to life science companies with Capgemini SE and was on the healthcare investment banking team at Leerink Partners.

Glenn Whaley. Mr. Whaley joined Immunic as Principal Accounting Officer and Controller in December 2019. In April 2020, he was promoted to the position of Vice President Finance, Principal Financial and Accounting Officer. In March 2022, he was promoted to the position of Chief Financial Officer. Mr. Whaley has more than 30 years of experience in accounting and finance roles. Prior to joining us, Mr. Whaley was Vice President of Finance at Pernix Therapeutics, a branded and generics pharmaceutical company, from March 2015 until May 2019. His responsibilities included Principal Financial and Accounting Officer, from November 2018 until May 2019, Principal Accounting Officer and Controller from December 2017 until November 2018 and Vice President of Financial Planning and Analysis from March 2015 until November 2017. Mr. Whaley was Vice President of Finance for Alvogen, Inc., a global pharmaceutical company, from May 2011 until March 2015. His responsibilities included Vice President Finance of U.S. Operations from August 2013 to March 2015 and Global Corporate Controller from May 2011 to August 2013. Prior to Alvogen, Mr. Whaley served as Corporate Controller for ImClone Systems, a biopharmaceutical company dedicated to developing biologic medicines in the area of oncology, from January 2007 to May 2011 and Senior Director of Financial Reporting from January 2005 to December 2006. Prior to ImClone Systems, Mr. Whaley served in financial roles at increasing levels of responsibility in public accounting and the pharmaceutical and telecommunications industries. Mr. Whaley holds a Bachelor of Science degree from Rutgers University Business School and is a Member of the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Werner Gladdines. Mr. Gladdines joined Immunic in January 2021 as Head of the IMU-838 Program, and since that time held positions of increasing responsibility with the Company, and was appointed Vice President, Program Management & Clinical Development Operations in February 2023. In July 2024, he was appointed Chief Development Officer. Mr. Gladdines has more than 20 years of experience in building and leading global drug development, clinical operations and clinical sciences teams in oncology, neurology and rare disease therapeutic areas across different commercial and clinical-stage biotechnology companies, including AIMM Therapeutics B.V., Rainier Therapeutics, Inc., Biomarin Pharmaceutical Inc., Prosensa Therapeutics B.V., to-BBB technologies B.V. and Genzyme Corp. During his career, Mr. Gladdines has also executed strategic development and operational plans that have delivered timely and meaningful therapies for patients and has actively contributed to the registration of three medicinal products and the successful delivery of over 20 international phase 1 to phase 4 clinical studies. Mr. Gladdines earned a master’s degree in bio-pharmaceutical sciences from the University of Leiden, The Netherlands, where he focused on developing mathematical models describing concentration-effect relationships of neuroactive steroids.

Processes and Procedures for Executive Compensation

Our compensation committee assists our board of directors in discharging its responsibilities relating to oversight of the compensation of our chief executive officer and our other executive officers, including reviewing and making recommendations to the board with respect to the compensation, plans, policies and programs for our chief executive officer and our other executive officers and administering our equity compensation plans for our executive officers and employees.

Our compensation committee annually reviews the compensation, plans, policies and programs for our chief executive officer and our other executive officers. In connection therewith, our compensation committee considers, among other things, each executive officer’s performance in light of established individual and corporate goals and objectives and the recommendations of our chief executive officer. In particular, our compensation committee considers the recommendations of our chief executive officer when reviewing base salary and incentive performance compensation levels of our executive officers and when setting specific individual and corporate performance targets under our annual executive incentive bonus plan for our executive officers. Our chief executive officer has no input and is not present during voting or deliberations about his compensation. Our compensation committee may delegate its authority to a subcommittee, but it may not delegate any power or authority required by agreement, law, regulation or listing standard to be exercised by the compensation committee as a whole.

Our nominating and governance committee has authority to review and recommend to the board compensation programs for our outside directors, although this role has been predominantly undertaken by our compensation committee, in consultation with members of our full board. Management generally does not have a role in the setting of director compensation. Our nominating and governance committee may delegate its authority to a subcommittee, but it may not delegate any power or authority required by agreement, law, regulation or listing standard to be exercised by the nominating and governance committee as a whole.

From time to time, our compensation committee has engaged Aon, an independent compensation consulting firm, to evaluate our levels and types of executive and director compensation and to recommend changes as appropriate. Among other objectives, Aon has assisted the compensation committee in identifying a peer group of companies based on our current stage of development for the comparison of executive and director compensation and has also provided to the compensation committee comparative data on executive and director compensation practices in our industry and general advice on our executive and director compensation programs. The compensation committee consults regularly with Aon in connection with specific aspects of or questions relating to our executive and director compensation.

The compensation committee has the sole authority to approve the terms of any engagement of Aon. Although our board of directors and compensation committee consider the advice and recommendations of our independent compensation consultants as to our executive and director compensation programs, our board of directors and compensation committee ultimately make their own decisions about these matters.

The compensation committee has a policy that requires any compensation consultant retained by the committee to be independent of the Company and management. The compensation committee reviewed the independence of Aon in light of this policy, SEC rules and Nasdaq listing standards regarding compensation consultants and concluded that Aon’s work for the compensation committee does not raise any conflict of interest.

Clawback Policy

We adopted in 2023 a written compensation recovery policy in accordance with applicable Nasdaq rules, a copy of which was filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on February 22, 2024. The policy, which was effective as of October 2, 2023, generally provides that we will seek to recover incentive-based compensation received by any current or former executive officer, without regard to any fault or misconduct of such executive officer, in the event of an accounting restatement of the Company’s financial statements due to material noncompliance with any financial reporting requirement under the securities laws during the three completed fiscal years immediately preceding the date we determine that an accounting restatement is required. This policy supersedes the Compensation Recoupment Policy of the Company that was adopted and approved by the Board on July 2, 2020.

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of certain equity awards in relation to the disclosure of material nonpublic information, our Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice generally to grant initial equity awards to our officers and non-employee directors in connection with their hiring or appointment to the Board, as applicable. We generally intend to issue equity awards to our officers. In addition, non-employee directors receive grants of initial and annual equity awards, at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of our stockholders, respectively, pursuant to our Non-Employee Director Compensation Policy. Option grants generally are effective on the date the award determination is made by the Compensation Committee or the Board, as the case may be, and the exercise price of options is typically based upon the Fair Market Value of our common stock as defined in our 2019 Omnibus Equity Incentive Plan, as amended.

See also the full text of the Immunic, Inc. 2019 Omnibus Equity Incentive Plan, as amended (the “Plan”), which is included as an exhibit to the Original Form 10-K.

During the fiscal year ended December 31, 2025, we did not award any equity awards to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

Summary Compensation Table

Our named executive officers (“NEOs”) for the year ended December 31, 2025 were Dr. Daniel Vitt, our Chief Executive Officer and Director; Dr. Duane Nash, our former Executive Chairman; Jason Tardio, our Chief Operating Officer and President, Dr. Andreas Muehler, our Chief Medical Officer; and Glenn Whaley, our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Stock Appreciation Rights ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Dr. Daniel Vitt	2025	625,250	1,043,081	141,683	—	401,258	100,000	(3)	2,311,272
Chief Executive Officer	2024	610,000	2,160,474		—	167,749			2,938,223

Dr. Duane D. Nash(4)	2025	400,551	368,505	51,896	—	162,000			982,952
Former Executive Chairman	2024	388,416	745,729		—	77,683			1,211,828

Dr. Andreas Muehler	2025	540,125	400,696	54,367	—	252,274	17,426	(5)	1,264,888
Chief Medical Officer	2024	500,000	752,114		—	100,000	16,121	(5)	1,368,235

Glenn Whaley	2025	463,750	337,093	46,129	—	218,500			1,065,473
Chief Financial Officer	2024	445,000	637,957		—	89,000			1,171,957

Jason Tardio	2025	512,500	400,696	54,367	—	239,200			1,206,763
COO and President	2024	250,000	670,219		—	110,000			1,030,219

(1)	An exchange rate of 1.16569 Euro to US$ based on the average exchange rate for 2025 was used to convert payment amounts in euros for the table above for 2025. An exchange rate of 1.078 Euro to US$ based on the average exchange rate for 2024 was used to convert payment amounts in euros for the table above for 2024. Dr. Vitt received payment of his salary in US$ in 2025 and in Euros in 2024. Dr. Muehler received payment in both USD and Euros for all years presented.

(2)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of ASC 718. The assumptions that we used to calculate these amounts are discussed in Note 7 to our financial statements appearing at the end of our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(3)	Represents a housing allowance for Dr. Vitt while relocated in the United States.

(4)	For 2025 and 2024, the amount in the “Salary” column represents combined compensation for service as Executive Chairman.

(5)	For Dr. Muehler, represents a pension allowance.

Non-Equity Incentive Plan Compensation and Bonus

We offer our NEOs the opportunity to earn annual discretionary cash bonuses, as determined by our board of directors or the compensation committee annually at their discretion. Actual bonus amounts for our NEOs are determined by our compensation committee after consideration of Dr. Vitt’s recommendations (except with respect to his individual bonus). Our CEO makes recommendations to the compensation committee regarding annual bonus payouts for the executive officers other than himself and does not participate in any discussions with the compensation committee regarding his own compensation.

For 2025, annual bonuses were based on such factors as the board of directors and the compensation committee deemed appropriate, including a variety of individual and Company priorities and objectives relating to 2025, as well as each individual NEO’s performance as it related to his area of responsibility.

In February 2026, the board approved a 115% bonus payout for 2025 to each of Daniel Vitt, Andreas Muehler, Glenn Whaley and Jason Tardio. The bonuses were paid in March and April of 2026. In addition, a payment of $162,000 was made to Duane Nash, former Executive Chairman of the Board.

Agreements With Our Named Executive Officers

Dr. Daniel Vitt

Prior Employment Agreement and Related Arrangements

In connection with Dr. Vitt’s planned temporary relocation to the United States, on December 13, 2024, Dr. Vitt and the Company entered into a new employment agreement (the “New Vitt Agreement”). During the term of the New Vitt Agreement, Dr. Vitt’s services on the Management Board of Immunic AG will be paused. The New Vitt Agreement provides for Dr. Vitt’s current annual salary of $610,000 and annual target bonus of 55% of Dr. Vitt’s annual salary. From time to time, Dr. Vitt may continue to receive equity incentive awards pursuant to the Company’s 2019 Omnibus Equity Incentive Plan (or supplemental or succeeding equity plan as applicable). Certain compensation received by Dr. Vitt, whether in concordance with the New Vitt Agreement or otherwise, is subject to the Company’s clawback compensation policy. Under the New Vitt Agreement, Dr. Vitt is entitled to participate in employee benefit plans of the Company.

Additionally, on a monthly basis and subject to certain conditions, the Company may reimburse Dr. Vitt in respect of $100,000 of housing expenses in the United States during the term of the New Vitt Agreement.

On December 18, 2024, in view of Dr. Vitt’s planned temporary relocation of employment to the United States as governed by the New Vitt Agreement, Dr. Vitt entered into a separate agreement with Immunic AG in order to pause that certain service agreement by and between Immunic AG and Dr. Vitt, dated December 19, 2023 (the “Suspension Agreement”). Under the terms of the Suspension Agreement, in general, Dr. Vitt will not receive remuneration relating to his service on the Management Board of Immunic AG during the period of time of the suspension of his service relationship with the Management Board (the “Service Agreement Suspension Period”). Dr. Vitt will be released from his duties as a member of the Management Board during the Service Agreement Suspension Period. The Suspension Agreement provides for Dr. Vitt’s reappointment to the Management Board following the completion of the Service Agreement Suspension Period.

New Employment Agreement

On December 29, 2025, Dr. Daniel Vitt entered into an employment agreement with the Company setting forth the terms and conditions regarding Dr. Vitt’s remuneration and other provisions of employment with the Company while he is performing services in the United States (the “New Employment Agreement”). Pursuant to the New Employment Agreement, Dr. Vitt has agreed to spend fifty percent (50%) of his working time in the United States during the term of the New Employment Agreement and to spend the remaining fifty percent (50%) of his working time in Germany. While working in the United States, Dr. Vitt will perform services only for the Company and while working in Germany, Dr. Vitt will perform services only as a member of the Management Board (the “Management Board”) of Immunic AG, a wholly-owned subsidiary of the Company, pursuant to a management agreement (the “Management Board Agreement”) between Dr. Vitt and Immunic AG.

The New Employment Agreement provides that Dr. Vitt will continue to serve as Chief Executive Officer of the Company until the earlier of (i) the date that Dr. Vitt is reappointed on a full-time basis to the Management Board of Immunic AG and (ii) Dr. Vitt’s Date of Termination (as defined in the New Employment Agreement). During the Term of Employment (as defined in the New Employment Agreement), Dr. Vitt shall devote (i) fifty percent (50%) of his working time, attention and effort to the affairs of the Company, excluding any periods of disability, vacation, or sick leave to which Dr. Vitt is entitled, and shall use his reasonable best efforts to perform the duties properly assigned to him thereunder and to promote the interests of the Company, and (ii) the remaining fifty percent (50%) of his working time to perform services for Immunic AG in Germany, pursuant to the Management Board Agreement.

The New Employment Agreement provides, among other things, an annual base salary of $305,000 and an annual target bonus of 55% of Dr. Vitt’s annual salary. From time to time, Dr. Vitt may continue to receive equity incentive awards pursuant to the Company’s 2019 Omnibus Equity Incentive Plan (or supplemental or succeeding equity plan as applicable). Certain compensation received by Dr. Vitt, whether in accordance with the New Employment Agreement or otherwise, is subject to the Company’s clawback compensation policy (and any other similar policy as applicable).

Pursuant to the terms of the Management Board Agreement, Dr. Vitt is entitled to participate in employee benefit plans of Immunic AG. Additionally, the Company may reimburse Dr. Vitt up to $50,000 for U.S. housing expenses during the term of the New Employment Agreement, subject to the conditions set forth in the New Employment Agreement. Dr. Vitt shall also be entitled to customary reimbursement for certain business- or employment-related expenses during the Term of Employment.

On December 29, 2025, Dr. Vitt entered into an addendum (the “Addendum”) to that certain service agreement by and between Immunic AG and Dr. Vitt, as most recently amended on December 19, 2023 (the “Service Agreement”), which agreement was suspended pursuant to the agreement on suspension of the service agreement (the “Suspension Agreement”) by and between Immunic AG and Dr. Vitt, dated December 18, 2024. Pursuant to the Addendum, the suspension of the Service Agreement under the Suspension Agreement shall be terminated without replacement effective December 31, 2025. Pursuant to the Addendum, Dr. Vitt shall devote fifty percent (50%) of his working time to Immunic AG. Additionally, the Addendum provides for, among other things: (i) a fixed annual salary of €282,826.50, payable on a monthly basis; (ii) annual variable remuneration of up to €155,786.50 if certain annual targets are achieved; and (iii) total annual vacation of 30 working days.

Duane Nash

Agreements with Immunic, Inc.

On April 17, 2020, the Company entered into an employment agreement with Dr. Nash (the “Executive Chairman Agreement”). The Executive Chairman Agreement establishes an “at will” employment relationship pursuant to which Dr. Nash serves as Executive Chairman and contemplated a term that ends on October 15, 2020. Pursuant to the Executive Chairman Agreement, Dr. Nash is entitled to receive: (i) a monthly base salary of $25,417 (it being agreed that such fee shall be inclusive of any fees associated with Mr. Nash’s services as both a director of the Company and in the capacity of Executive Chairman), (ii) employee benefits including, health insurance, dental insurance, basic life and accidental death and dismemberment insurance, long and short term disability insurance and participation in the Company’s 401(k) Plan, and (iii) reimbursements for pre-approved reasonable business- related expenses incurred in good faith in the performance of the Dr. Nash’s duties for the Company.

On October 15, 2020, the Company and Dr. Nash entered into an addendum to the Executive Chairman Agreement, pursuant to which the term of the agreement was extended to April 15, 2021. The Company agreed to make a one-time award to Dr. Nash of 120,000 stock options, which vest in six monthly installments starting on November 15, 2020. On April 15, 2021, the Company and Dr. Nash entered into a second addendum to the Executive Chairman Agreement, pursuant to which the term of the agreement was extended to April 15, 2022. In connection therewith, the Company made a one-time award of 90,000 stock options to Dr. Nash, which began to vest monthly over a period of 12 months commencing on May 15, 2021, and increased Dr. Nash’s monthly base salary to $27,960 from $25,417.

On March 15, 2022, the Company and Dr. Nash entered into a third addendum to the Executive Chairman Agreement, pursuant to which the term of the agreement was extended to December 31, 2022. In connection therewith, the Company made a one-time award of 75,000 stock options to Dr. Nash, which will vest monthly over a period of 12 months commencing on April 10, 2022, and increased Dr. Nash’s monthly base salary to $29,358 from $27,960.

On December 28, 2022, the Company and Dr. Duane Nash entered into Addendum Number 4 to the Executive Chairman Agreement dated April 17, 2020, to extend the term of Dr. Nash’s employment as Executive Chairman of the Board of Directors of the Company to December 31, 2023. In connection with the addendum, the Company increased Dr. Nash’s monthly base salary to $30,250 from $29,358. On October 17, 2023, the Company and Dr. Duane Nash entered into Addendum Number 5 to the Executive Chairman Agreement to extend the term of Dr. Nash’s employment as Executive Chairman of the Board of Directors of the Company to December 31, 2024. In connection with the addendum, the Company increased Dr. Nash’s monthly base salary to $32,368 from $30,250. On August 29, 2024, the Company and Dr. Duane Nash entered into Addendum Number 6 to the Executive Chairman Agreement to extend the term of Dr. Nash’s employment as Executive Chairman of the Board of Directors of the Company to December 31, 2025. In connection with Addendum Number 6, the Company increased Dr. Nash’s monthly base salary in 2025 to $33,986 from $32,368 (which includes the cash retainer payable for serving on the Company’s Board or for acting as the Chairman of the Board). All other terms of the Executive Chairman Agreement remain the same.

Agreements with Gliomic Therapeutics Inc.

On December 29, 2025, in connection with the Company’s incorporation of Gliomic Therapeutics Inc., a Delaware corporation, and a wholly-owned subsidiary of the Company (“Gliomic”), Duane Nash, entered into an employment agreement (as described in this section, the “Nash Agreement”) with the Company, pursuant to which Dr. Nash would serve as Chief Executive Officer and President of Gliomic, effective January 1, 2026. The Nash Agreement provides for, among other things: (i) a monthly base salary of $33,987; (ii) entitlement to participate in all Company employee benefit plans, programs and arrangements made available generally to the Company’s senior executives or to other full-time employees; and (iii) customary reimbursement for certain business- or employment-related expenses. Certain compensation received by Dr. Nash, whether in accordance with the Nash Agreement or otherwise, is subject to the Company’s clawback compensation policy (and any other similar policy as applicable). The Nash Agreement also provides that upon Dr. Nash’s termination of employment for any reason, Dr. Nash shall be entitled to (i) a lump sum payment on the Date of Termination (as defined in the Nash Agreement) in an amount equal to the sum of Dr. Nash’s earned but unpaid base salary through the Date of Termination; (ii) COBRA reimbursement for six months; and (iii) any other benefits or rights Dr. Nash accrued or earned through the Date of Termination, in accordance with the terms of the applicable fringe or employee benefit plans and programs of the Company.

The Nash Agreement provides that Dr. Nash will continue to serve as Chief Executive Officer and President of Gliomic until the Date of Termination. During the Term of Employment (as defined in the Nash Agreement), the Company will not pay Dr. Nash any additional cash retainer for serving on the Board. Upon termination of the Nash Agreement, Dr. Nash shall be entitled to be paid the cash retainer payable to outside directors on the Board of the Company and to the Chairman of the Board of Company for the period of time beginning from and after the Date of Termination and for so long as Dr. Nash remains on the Board and serves as the Chairman of the Board. On December 31, 2025, Dr. Nash’s employment agreement with the Company, pursuant to which Dr. Nash was appointed Executive Chairman of the Company, expired by its terms.

Dr. Andreas Muehler

Service Agreement with Immunic AG

On September 4, 2019, Immunic AG entered into an addendum to the Service Agreement (as amended, the “Muehler Service Agreement”), dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler, our Chief Medical Officer. The Muehler Service Agreement provided that Dr. Muehler would continue to serve on the management board of Immunic AG until August 31, 2021, would receive an annual salary of EUR 154,000, to be paid in 12 monthly installments, and an annual bonus of 30% of his annual base salary upon achievement of certain targets.

On June 10, 2021, Dr. Muehler and Immunic AG entered into a second addendum to the Muehler Service Agreement, pursuant to which Dr. Muehler’s annual salary was increased to EUR 177,100 and his annual target bonus was increased to 35%.

On January 10, 2022, Dr. Muehler and Immunic AG entered into a third addendum to the Muehler Service Agreement. Pursuant to this third addendum, Dr. Muehler continued to serve on the management team of Immunic AG until December 31, 2023, and received an annual salary of EUR 204,155, paid in 12 monthly installments, and a targeted yearly bonus of up to EUR 81,662 upon achievement of certain targets.

On January 16, 2023, Dr. Muehler and Immunic AG entered into a fourth addendum to the Muehler Service Agreement. Pursuant to this fourth addendum, Dr. Muehler would continue to serve on the management team of Immunic AG until December 31, 2023. Dr. Muehler would receive an annual salary of EUR 223,768, to be paid in 12 monthly installments, and a targeted yearly bonus of up to EUR 89,507.20 upon achievement of certain targets.

On December 18, 2023, Dr. Muehler and Immunic AG entered into a fifth addendum to the Muehler Service Agreement, pursuant to which Dr. Muehler continued to serve on the management team of Immunic AG until December 31, 2026. Dr. Muehler will receive an annual salary of EUR 231,825, to be paid in 12 monthly installments, and a targeted yearly bonus of up to EUR 92,730 (40% of base salary) upon achievement of certain targets. In connection with the fifth addendum to the Muehler Service Agreement, Dr. Muehler was granted accelerated vesting of stock options upon termination of employment under specified circumstances and a one-year exercise period following termination, subject to specified conditions including providing post-employment assistance with the transition of his duties to other employees.

Employment Agreement with Immunic, Inc.

On September 4, 2019, Dr. Muehler also entered into a separate employment agreement (the “Muehler Employment Agreement”) with the Company. The Muehler Employment Agreement provided that Dr. Muehler would continue to serve as Chief Medical Officer until August 31, 2021, and would dedicate approximately 40% of his time to the affairs of the Company and approximately 60% of his time to the affairs of Immunic AG. The Muehler Employment Agreement provided for an annual salary of $180,000 and an annual bonus of at least 18% of his annual base salary upon achievement of certain targets. Dr. Muehler also received an inaugural equity award of an option to purchase 40,000 shares of Company common stock. Dr. Muehler is also eligible for reimbursement for certain expenses, and customary insurance and benefits programs of the Company. Effective September 1, 2020, Dr. Muehler’s annual base salary was increased to $198,000. In June 2021 and effective September 1, 2021, Dr. Muehler’s annual base salary under the Muehler Employment Agreement was increased to $227,000 and his yearly target bonus was increased to 35%.

Effective January 10, 2022, Dr. Muehler’s base salary that is paid by the Company was increased from $227,000 to $230,287, and his targeted yearly bonus was changed to up to $92,114.80 upon achievement of certain targets.

On December 19, 2023, Dr. Muehler also entered into a separate employment agreement (“Second Muehler Employment Agreement”) with the Company. The Second Muehler Employment Agreement provides that Dr. Muehler will continue to serve as Chief Medical Officer until December 31, 2026, and will dedicate approximately 50% of his time to the affairs of the Company and approximately 50% of his time to the affairs of Immunic AG. This agreement provides for an annual salary of $250,000 USD and an annual bonus of at least 40% of annual base salary upon achievement of certain targets. Dr. Muehler is also eligible for reimbursement for certain expenses, and customary insurance and benefits programs of the Company.

If Dr. Muehler’s employment is terminated by the Company without Cause or by him for Good Reason (each as defined in the Second Muehler Employment Agreement), he is entitled to (i) twelve months’ base salary, (ii) any accrued but unpaid annual bonus for the fiscal year ended prior to termination, and (iii) reimbursement of certain COBRA premiums. Additionally, all of his outstanding equity awards will vest and become immediately exercisable.

Glenn Whaley

On November 21, 2019, the Company and Mr. Whaley entered into an offer letter (the “Offer Letter”). Pursuant to the Offer Letter, Mr. Whaley initially served as Principal Accounting Officer and Controller, and he was promoted in April 2020 to Vice President Finance, Principal Financial and Accounting Officer. The Offer Letter provided for an annual base salary of $295,000 and an annual bonus of 30% of annual base salary upon achievement of certain targets. Effective September 1, 2020, Mr. Whaley's annual base salary was increased to $320,000. On June 10, 2021, the Company and Mr. Whaley entered into an employment agreement (the "Whaley Employment Agreement") which provided for an annual salary of $390,000, subject to periodic review and adjustments made by the Company, and an annual bonus of at least 35% of annual base salary upon achievement of certain targets. On March 10, 2022, Mr. Whaley was promoted to Chief Financial Officer. Effective January 1, 2024, Mr. Whaley's salary was increased to $445,000 and a yearly target bonus was increased to 40%. Effective April 1, 2025, Mr. Whaley's salary was increased to $475,000. Mr. Whaley is also entitled to a severance payment equivalent to twelve months of Mr. Whaley's yearly base salary if (i) Mr. Whaley were to be terminated without "cause" (as such term is defined in the Whaley Employment Agreement), or (ii) the Company were to elect not to renew the term of Mr. Whaley’s employment with the Company. Mr. Whaley is also eligible for reimbursement for certain expenses, and customary insurance and benefits programs of the Company.

Jason Tardio

On July 9, 2024, the Company and Mr. Tardio entered into an employment agreement (the “Tardio Agreement”). Pursuant to the Tardio Agreement, Mr. Tardio will receive a yearly base salary of $500,000, subject to periodic review and adjustments made by the Company and is eligible for a yearly bonus amount of up to 40% of the yearly base salary upon achievement of certain individual and company goals. In addition, the Company paid Mr. Tardio a signing bonus in the amount of $120,000, 50% payable in the first month and 50% payable after six months of employment. Mr. Tardio is also entitled to a severance payment equivalent to twelve months of Mr. Tardio’s yearly base salary if (i) Mr. Tardio were to be terminated without “cause” (as such term is defined in the Tardio Agreement), or (ii) the Company were to elect not to renew the term of Mr. Tardio’s employment with the Company.

Potential Payments Upon Termination or Change in Control

The table below reflects, as applicable, amounts payable to our current named executive officers in connection with a termination by the Company without cause, by the executive for good reason, or upon non-renewal by the Company in the event of a change in control. For purposes of our agreements with our named executive officers, “cause” generally means, in the judgement of the Company, one or more of the following: (i) the executive’s willful failure to perform his duties hereunder or the lawful directives of the Board or nominees thereof (other than as a result of illness or injury), (ii) the conviction of, or plea of nolo contendere by, executive to, a felony or a crime involving moral turpitude, (iii) executive’s commission of any willful acts of personal dishonesty in connection with his responsibilities as an employee of the Company that could reasonably be expected to materially impair or damage the property, goodwill, reputation, business or finances of the Company, (iv) executive’s willful and material violation of the Company’s policies regarding ethics or conduct (including sexual harassment and other similar policies) that could reasonably be expected to impair or damage the property, goodwill, reputation, business or finances of the Company or its affiliates or (v) executive’s breach of his obligations under the Confidentiality Agreement. For purposes of our agreements with our named executive officers, “good reason” generally means, one or more of the following: (i) the assignment to executive duties materially inconsistent with executive’s position, including any change in status, title, authority, duties or responsibilities or any other action which results in a material diminution in such status, title, authority, duties or responsibilities; (ii) a material reduction in the executive’s base salary by the Company or, if applicable (iii) the relocation of executive office.

A summary of the potential payments that each of our current named executive officers would have received upon the occurrence of these events, assuming that each triggering event occurred on December 31, 2025, is set forth below.

Triggering Event	Cash Severance	Accelerated equity awards (1)	Bonus (2)	Vacation days	Continued Health (3)	Total
	($)	($)	($)	($)	($)	($)
Daniel Vitt
Termination of Employment Without Cause/Resignation for Good Reason Apart from a Change in Control	634,400	4,429,347	348,920	73,154	42,000	5,527,821
Termination of Employment Without Cause/Resignation for Good Reason in Connection with a Change in Control	951,600	4,429,347	348,920	73,154	63,000	5,866,021
Duane Nash
Termination of Employment Without Cause/Resignation for Good Reason Apart from a Change in Control	—	—	—	—	—	—
Termination of Employment Without Cause/Resignation for Good Reason in Connection with a Change in Control	—	—	—	—	—	—
Andreas Muehler
Termination of Employment Without Cause/Resignation for Good Reason Apart from a Change in Control	548,421	1,649,122	219,368	63,279	42,000	2,522,191
Termination of Employment Without Cause/Resignation for Good Reason in Connection with a Change in Control	548,421	1,649,122	219,368	63,279	42,000	2,522,191
Glenn Whaley
Termination of Employment Without Cause/Resignation for Good Reason Apart from a Change in Control	475,000	700,353	190,000	36,538	42,000	1,443,891
Termination of Employment Without Cause/Resignation for Good Reason in Connection with a Change in Control	475,000	1,400,706	190,000	36,538	42,000	2,144,244
Jason Tardio
Termination of Employment Without Cause/Resignation for Good Reason Apart from a Change in Control	520,000	820,061	208,000	40,000	42,000	1,630,061
Termination of Employment Without Cause/Resignation for Good Reason in Connection with a Change in Control	520,000	1,640,121	208,000	40,000	42,000	2,450,121

(1)	The amounts in the “Accelerated Equity Awards” column reflect the aggregate grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of ASC 718. The assumptions that we used to calculate these amounts are discussed in Note 7 to our financial statements appearing at the end of our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.Represents 100% of the executives target bonus effect for the fiscal year in which the executive is terminated, prorated based on the actual amount of time the executive is employed by the Company.
(2)	Represents 100% of the executives target bonus effect for the fiscal year in which the executive is terminated, prorated based on the actual amount of time the executive is employed by the Company.
(3)	Continued health payment represents 12-months of COBRA coverage except for Daniel Vitt in a change in control scenario where he receives 18 months of COBRA coverage.

Outstanding Equity Awards as of December 31, 2025

The following table sets forth certain information concerning outstanding equity for our named executive officers as of December 31, 2025.

	OPTION AWARDS					STOCK APPRECIATION RIGHTS AWARDS
Name	GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE(1)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (2)	OPTION EXERCISE PRICE	OPTION EXPIRATION DATE
Duane D. Nash, M.D., J.D.
Former Executive Chairman	6/5/2025	285,000	285,000	0.77	6/5/2035	7/7/2025	—	315,000	0.765	7/7/2035
	12/4/2024	300,000	—	1.25	12/4/2034	7/7/2025	—	14,553	0.765	7/7/2035
	1/17/2024	300,000	—	1.21	1/17/2034
	1/2/2023	132,000	—	1.40	1/2/2033
	6/15/2022	10,000	—	1.72	6/15/2032
	3/10/2022	75,000	—	1.72	3/10/2032
	6/10/2021	10,000	—	1.72	6/10/2031
	4/15/2021	90,000	—	1.72	4/15/2031
	10/22/2020	120,000	—	1.72	10/22/2030
	7/2/2020	45,000	—	1.72	7/2/2030
	7/22/2019	29,959	—	1.72	7/22/2029
Daniel Vitt
Chief Executive Officer	6/5/2025	—	1,558,000	0.77	6/5/2035	7/7/2025	—	860,000	0.765	7/7/2035
	12/4/2024	205,000	615,000	1.25	12/4/2034	7/7/2025	—	39,732	0.765	7/7/2035
	1/17/2024	555,833	604,167	1.21	1/17/2034
	1/2/2023	218,750	81,250	1.40	1/23/2033
	6/15/2022	8,750	1,250	1.72	6/15/2032
	1/3/2022	210,520	4,480	1.72	1/3/2032
	3/1/2021	115,000	—	1.72	3/1/2031
	7/2/2020	80,000	—	1.72	7/2/2030
	8/1/2019	65,000	—	1.72	8/1/2029
Andreas Muehler
Chief Medical Officer	6/5/2025	—	598,500	0.77	6/5/2035	7/7/2025	—	330,000	0.765	7/7/2035
	12/4/2024	78,750	236,250	1.25	12/4/2034	7/7/2025	—	15,246	0.765	7/7/2035
	1/17/2024	160,712	174,688	1.21	1/17/2024
	1/2/2023	96,250	35,750	1.40	1/2/2033
	6/15/2022	8,750	1,250	1.72	6/15/2032
	1/3/2022	97,916	2,084	1.72	1/3/2032
	3/1/2021	65,000	—	1.72	3/1/2031
	7/2/2020	44,000	—	1.72	7/2/2030
	8/12/2019	10,000	—	1.72	8/12/2029
	8/1/2019	30,000	—	1.72	8/1/2029
Glenn Whaley
Chief Financial Officer	6/5/2025	—	503,500	0.77	6/5/2035	7/7/2025	—	280,000	0.765	7/7/2035
	12/4/2024	66,250	198,750	1.25	12/4/2034	7/7/2025	—	12,936	0.765	7/7/2035
	1/17/2024	141,545	153,855	1.21	1/17/2024
	1/2/2023	80,208	29,792	1.40	1/2/2033
	6/15/2022	8,750	1,250	1.72	6/15/2032
	3/10/2022	37,500	2,500	1.72	3/10/2032
	1/3/2022	68,541	1,459	1.72	1/3/2032
	3/1/2021	40,000	—	1.72	3/1/2031
	7/2/2020	30,000	—	1.72	7/2/2030
	4/29/2020	15,000	—	1.72	4/29/2030
	12/1/2019	15,000	—	1.72	12/1/2029
Jason Tardio
Chief Operating Officer and President	6/5/2025	—	598,500	0.77	6/5/2035	7/7/2025	—	330,000	0.765	7/7/2035
	12/4/2024	39,375	118,125	1.25	12/4/2034	7/7/2025	—	15,246	0.765	7/7/2035
	7/9/2024	177,104	322,896	1.25	7/9/2034

(1)	All options vest 25% on the first anniversary of the vesting commencement date and then in monthly installments over the following 36 months.
(2)	Stock appreciation rights will vest in full on August 1, 2026.

Perquisites, Health, Welfare and Retirement Benefits

Our named executive officers in the U.S. are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We provide a 401(k) savings plan to our employees, including our current named executive officers, as discussed in the section below entitled “401(k) Plan.” Our NEOs in Germany receive health benefits through the German national healthcare system.

We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances and as noted in the Summary Compensation Table above. Our board of directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible U.S. employees, including named executive officers, with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. Pre-tax and after-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Currently, we do not make matching contributions into the plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all matching contributions, if any, are deductible by us when made.

Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2025. All outstanding option awards relate to our common stock.

Plan Category	Number of securities to be issued upon exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	—	—	—
2021 Employee Stock Purchase Plan(1):	—	—	610,260
2019 Omnibus Equity Incentive Plan, as amended (2):	27,598,959	$1.20	626,770
Stock Appreciation Rights plans(3):	5,231,000	$0.765	3,879,000
Assumed Vital Equity Compensation Plans:	—	—	46,250
Equity compensation plans not approved by security holders(4):	—	—	30,000,000

Total	32,829,959		35,162,280

(1)	At a Special Meeting of Stockholders held on March 4, 2024, our stockholders approved an amendment to our Amended and Restated 2021 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for delivery under such plan by 1,000,000 shares to a total of 1,200,000 shares.
(2)	At an Annual Meeting of Stockholders held on June 4, 2025, our stockholders approved an amendment to our 2019 Omnibus Equity Incentive Plan, as amended, to increase the number of shares of common stock authorized for issuance by 7,000,000 shares to a total of 26,448,871 shares.
(3)	On July 7, 2025, the Board of Directors of Immunic, Inc. authorized grants, of up to an aggregate of 35,000,000 stock appreciation rights (“SARs”) to the Company’s employees and executive officers. The SARs are settleable in cash until such time in which the Company has sufficient number of shares of common stock to support settlement of the SARs with shares. The Company intends to seek stockholder approval to increase the number of shares available under the Company's 2019 Omnibus Equity Incentive Plan.
(4)	On March 13, 2026, the Board and the Compensation Committee adopted and approved an Employee Inducement Plan, under which up to 30,000,000 shares of common stock may be issued to eligible persons.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of April 16, 2026 by:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based on an aggregate of 136,214,825 shares of our common stock outstanding as of April 16, 2026.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before June 15, 2026 which is 60 days after April 16, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those options and warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The table does not include shares of common stock issuable pursuant to the exercise of pre-funded warrants, which are immediately exercisable and remain exercisable until exercised in full for an exercise price of $0.0001 per share of common stock. However, under the terms of the pre-funded warrants, a stockholder may not exercise the pre-funded warrants to the extent such exercise would cause such stockholder, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock which would exceed 9.99% (or for stockholders who so elect, 4.99%) of our then outstanding shares of common stock following such exercise (excluding for purposes of such determination shares of common stock issuable upon exercise of such pre-funded warrants which have not been exercised). The amounts set forth in the table below give effect to such beneficial ownership limitations. For each stockholder in the table below for which such beneficial ownership limitations apply, the number of shares of common stock issuable pursuant to the exercise of pre-funded warrants held by such stockholder is set forth in the footnote for such stockholder. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Immunic, Inc., 1200 Avenue of the Americas, Suite 200, New York, New York 10036. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders:
BVF Entities(1)	14,648,861	9.99%
Aberdeen Entities(2)	14,196,821	9.99%
Janus Entities(3)	15,118,189	9.99%
Vivo Entities(4)	15,118,189	9.99%
Adage Entities(5)	13,501,600	9.10%
Nantahala Entities(6)	11,524,406	8.04%
Commodore Entities(7)	11,454,000	7.76%
Avidity Entities(8)	12,426,411	8.75%
Deep Track Entities(9)	11,454,000	7.76%
Named Executive Officers and Directors:
Duane D. Nash, M.D., J.D.(10)	1,622,991	1.19%
Tamar Howson(11)	305,959	*
Dr. Andreas Muehler(12)	1,018,610	*
Dr. Jörg Neermann(13)	505,959	*
Barclay Phillips(14)	305,959	*
Thorvald Nagel	—	—
Dr. Daniel Vitt(15)	2,046,043	1.50%
Simona Skerjanec(16)	233,333,	*
Jason Tardio(17)	283,780	*
Glenn Whaley(18)	658,963	*
Dr. Richard Rudick(19)	503,375	*
Jon Congleton	—	—
All directors and executive officers as a group and certain former named executive officers (12 people)	7,484,972	5.49%

(1)	The amounts include (i) (a) 4,135,956 shares of common stock held by Biotechnology Value Fund, L.P. (“BVF”), (b) 6,618,704 shares of common stock issuable upon the exercise of pre-funded warrants within 60 days, up to the holder’s 9.99% blocker limitation held by BVF (ii) 3,351,749 shares of common stock held by Biotechnology Value Fund II, L.P. (“BVF2”), (iii) 473,490 shares of common stock held by Biotechnology Value Trading Fund OS, L.P. (“Trading Fund OS”) and (iv) 68,961 shares of common stock held by a certain managed account (the “Partners Managed Account” and, together with BVF, BVF2, and Trading Fund OS, the “BVF Entities”). The amounts exclude an additional (i) 68,176,762 shares of common stock underlying pre-funded warrants held by the BVF Entities with a 9.99% beneficial ownership limitation. BVF I GP LLC (“BVF GP”), as the general partner of BVF, may be deemed to beneficially own the shares beneficially owned by BVF. BVF II GP LLC (“BVF2 GP”), as the general partner of BVF2, may be deemed to beneficially own the shares beneficially owned by BVF2. BVF Partners OS Ltd. (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own the shares beneficially owned by Trading Fund OS. BVF GP Holdings LLC (“BVF GPH”), as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the shares beneficially owned in the aggregate by BVF and BVF2. Partners, as the investment manager of each of BVF, BVF2, Trading Fund OS and the Partners Managed Account, and the sole member of Partners OS, may be deemed to beneficially own the shares beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS and held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the shares beneficially owned by Partners. Mark Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the shares beneficially owned by BVF Inc. Pursuant to a certain agreement entered into between Mr. Nagel and Partners, Mr. Nagel is obligated to transfer to Partners the economic benefit received, if any, in connection to his position on the Board of Directors. The business address for each of the entities and Mr. Lampert is 44 Montgomery St., 40th Floor, San Francisco, California 94104.

(2)	The amounts include (i) 8,243,941 shares of common stock and (ii) 5,952,881 shares of common stock issuable upon the exercise of pre-funded warrants within 60 days, up to the holder’s 9.99% blocker limitation. Exclude an additional 40,807,060 shares of common stock underlying pre-funded warrants and warrants with a 9.99% beneficial ownership limitation. The amounts set forth in the table above give effect to such beneficial ownership limitation. The principal business address of Aberdeen Group plc is 1 George Street, Edinburgh, United Kingdom, EH2 2LL.

(3)	The amounts include 15,118,189 shares of common stock issuable upon the exercise of pre-funded warrants within 60 days, up to the holder’s 9.99% blocker limitation. Excludes an additional 9,670,811 shares of common stock underlying pre-funded warrants and warrants with a 9.99% beneficial ownership limitation. The amounts set forth in the above table give effect to such beneficial ownership limitations. Such Shares may be deemed to be beneficially owned by Janus Henderson Investors US LLC (“Janus”), an investment adviser registered under the Investment Advisers Act of 1940, who acts as investment adviser for the Fund and has the ability to make decisions with respect to the voting and disposition of the shares subject to the oversight of the board of directors of the Fund. Under the terms of its management contract with the Fund, Janus has overall responsibility for directing the investments of the Fund in accordance with the Fund’s investment objective, policies and limitations. The Fund has one or more portfolio managers appointed by and serving at the pleasure of Janus whom makes decisions with respect to the disposition of the share of Common Stock offered hereby. The address for Janus is 151 Detroit Street, Denver, CO 80206. The portfolio managers for this Fund are: Andrew Acker, Daniel S. Lyons and Agustin Mohedas.

(4)	The amounts include 15,118,189 shares of common stock issuable upon the exercise of pre-funded warrants within 60 days, up to the holder’s 9.99% blocker limitation. Excludes an additional 638,203 shares of common stock underlying pre-funded warrants and warrants with a 9.99% beneficial ownership limitation. The amounts set forth in the above table give effect to such beneficial ownership limitations. The principal business address of Vivo Opportunity Cayman Fund, L.P. and Vivo Opportunity Fund Holdings, L.P. is 192 Lytton Avenue, Palo Alto, California 94301.

(5)	The amounts include (i) 1,398,600 shares of common stock and (ii) 12,103,000 shares of common stock issuable upon the exercise of pre-funded warrants within 60 days, in each case held by Adage Capital Partners, L.P (“Adage”). Bob Atchinson and Phillip Gross are the managing members of Adage Capital Advisors, L.L.C., which is the managing member of Adage Capital Partners GP, L.L.C., which is the general partner of Adage, and each such person or entity, as the case may be, has shared voting and/or investment power over the securities held by Adage and may be deemed the beneficial owner of such shares, and each such person or entity, as the case may be, disclaims beneficial ownership of such securities except to the extent of their respective pecuniary interest therein. The principal business address of Adage Capital Partners LP is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(6)	The amounts include (i) 4,378,406 shares of common stock and (ii) 7,146,000 shares of common stock issuable upon the exercise of pre-funded warrants within 60 days. The principal business address of Nantahala Capital Management, LLC is 130 Main St. 2nd Floor, New Canaan, Connecticut 06840.

(7)	The amounts include 11,454,000 shares of common stock issuable upon the exercise of pre-funded warrants within 60 days. The principal business address of Commodore Capital Master LP is 444 Madison Avenue, 35th Floor, New York, NY 10022.

(8)	The amounts include (i) 6,699,411 shares of common stock and (ii) 5,727,000 shares of common stock issuable upon the exercise of pre-funded warrants. The principal business address of Avidity Private Master Fund I LP is 2828 N Harwood Street, Suite 1220, Dallas, Texas 75201.

(9)	The amounts include 11,454,000 shares of common stock issuable upon the exercise of pre-funded warrants within 60 days. The information herein is based solely on a report on Schedule 13G filed with the SEC on March 4, 2026. The report was filed by Deep Track Capital, LP, Deep Track Biotechnology Master Fund, Ltd., David Kroin, and Deep Track Special Opportunities Fund, LP., having a principal business address of 200 Greenwich Ave, 3rd Floor, Greenwich, CT 06830 .

(10)	Consists of 36,032 shares of Common Stock and 1,586,959 options to purchase shares of Common Stock within 60 days.

(11)	Consists of options to purchase shares of Common Stock.

(12)	Consists of 14,406 shares of Common Stock held directly; 60,229 shares held in the Employee Stock Purchase Plan; 204,480 shares of common stock held through Xanomed UG (haftungsbeschränkt) and 80,000 shares of common stock held through Xanomed Holding USA, entities controlled by Dr. Muehler; and 659,495 options to purchase shares of common stock within 60 days.

(13)	Consists of 200,000 shares of Common Stock and 305,959 options to purchase shares of Common Stock within 60 days.

(14)	Consists of options to purchase shares of Common Stock within 60 days.

(15)	Consists of 29,000 shares of Common Stock held directly; 362,877 shares of Common Stock held through Listrax UG (haftungsbeschränkt), an entity controlled by Dr. Vitt; and 1,654,166 options to purchase shares of Common Stock within 60 days.

(16)	Consists of options to purchase shares of Common Stock within 60 days.

(17)	Consists of 12,512 of shares of common stock and 271,268 options to purchase shares of Common Stock within 60 days.

(18)	Consists of 95,510 of shares of common stock and 563,453 options to purchase shares of Common Stock within 60 days.

(19)	Consists of 230,375 of shares of common stock and 273,000 options to purchase shares of Common Stock within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

We have not been a party to any transactions in which the amount involved exceeded $120,000 and in which any of our executive officers, directors, promoters or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.

Indemnification of Officers and Directors

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our amended and restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law.

Related Person Transactions Policy

We adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration, approval and oversight of “related person transactions.”

For purposes of our policy only, a “related person transaction” is a past, present or future transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. Various transactions are not covered by this policy, including transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person, equity and debt financing transactions with a related person that are approved by the board, and other transactions not otherwise required to be disclosed under Item 404 of Regulation S-K. A “related person” is any executive officer, director or nominee to become director, a holder of more than 5% of our common stock, including any immediate family members of such persons. Any related person transaction may only be consummated if approved or ratified by the affirmative vote of seventy-five percent (75%) of our disinterested directors then in office in accordance with the policy guidelines set forth below.

Under the policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related person transaction to our audit committee for review and recommendation for approval to our board of directors. In considering related person transactions, our audit committee and board of directors take into account the relevant available facts and circumstances including, but not limited to whether the terms of such transaction are no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval process.

Item 14. Principal Accountant Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table represents aggregate fees for services provided to us by Baker Tilly, our principal accountant. All fees below were pre-approved by the audit committee:

	Fiscal Year Ended December 31,
	2025	2024
Audit Fees (1)	$562,017	$443,768
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$562,017	$443,768

(1)	Includes professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory filings (i.e., attest services required by Section 404 of the Sarbanes-Oxley Act), services relating to comfort letters and registration statement filings including out-of-pocket expenses.

Auditor Independence

In 2025 and 2024, there were no other professional services provided by Baker Tilly that would have required our audit committee to consider their compatibility with maintaining the independence of Baker Tilly.

Pre-Approval Policy

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Our audit committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to our audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date. All of the services of Baker Tilly for 2025 and 2024 described above were pre-approved by our audit committee.

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
1.1	Underwriting Agreement	8-K	1.1	May 30, 2025
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunic, Inc.	8-K	3.1	March 8, 2024
4.1	2019 Omnibus Equity Incentive Plan, as amended,	S-8	4.2	August 21, 2023
4.2+	Amended and Restated 2021 Employee Stock Purchase Plan.	S-8	10.3	July 28, 2021
4.3*	Description of Registrant’s Securities	10-K	4.3	February 26, 2026
4.4	Form of Pre-Funded Warrant	8-K	4.1	January 4, 2024
4.5	Form of Placement Agent Warrant	8-K	4.1	April 9, 2025
4.6	Form of Pre-funded Warrant	8-K	4.1	May 30, 2025
4.7	Form of Series A Warrant	8-K	4.2	May 30, 2025
4.8	Form of Series B Warrant	8-K	4.3	May 30, 2025
4.9	Form of Pre-funded Warrant	8-K	4.1	February 13, 2026
4.10	Form of Common Warrant	8-K	4.2	February 13, 2026
10.1+	Addendum No. 6, dated August 29, 2024, to Employment Agreement, dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	September 3, 2024
10.2+	Employment Agreement, dated December 18, 2023, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	10.3	December 18, 2023
10.3	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	December 18, 2023
10.4	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	10.2	December 18, 2023
10.5	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	10.4	December 18, 2023
10.6	Securities Purchase Agreement, dated January 4, 2024, by and among the Company and the Investors.	8-K	10.1	January 4, 2024
10.7	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.8	Service Agreement, dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler.	10-K	10.5	February 23, 2023
10.9	Service Agreement, dated September 29, 2016, between Immunic AG and Daniel Vitt.	10-K	10.6	February 23, 2023
10.10+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.11+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019

10.12+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.13+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.14+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.15+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.16+	Employee Agreement, dated July 9, 2024, between Immunic, Inc. and Jason Tardio	10-Q	10.16	August 8, 2024
10.17	Employment agreement dated December 13, 2024, between Immunic, Inc. and Dr. Daniel Vitt	8-K	10.1	December 18, 2024
10.18	Amended and Restated 2021 Employee Stock Purchase Plan	S-8	4.4	July 2, 2024
10.19	2019 Omnibus Equity Incentive Plan, as amended	8-K	10.1	June 4, 2025
10.20	Form of Placement Agency Agreement	8-K	10.1	April 9, 2025
10.21	Form of Securities Purchase Agreement	8-K	10.2	April 9, 2025
10.22	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Duane Nash.	8-K	10.1	January 5, 2026
10.23	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Daniel Vitt.	8-K	10.2	January 5, 2026
10.24	Addendum to Service Agreement, dated December 29, 2025, between Immunic AG and Dr. Daniel Vitt.	8-K	10.3	January 5, 2026
10.25	Form of Securities Purchase Agreement, dated February 12, 2026 by and among Immunic, Inc. and the purchasers named therein.	8-K	10.1	February 13, 2026
10.26	Form of Registration Rights Agreement, dated February 12, 2026 by and among Immunic, Inc. and the holders named therein.	8-K	10.2	February 13, 2026
10.27	Form of Purchase and Sale Agreement, dated February 12, 2026 by and among Immunic, Inc., the holders named therein, and BVF Partners, L.P.	8-K	10.3	February 13, 2026
19.1	Immunic, Inc. Insider Trading Policy	10-K	19.1	February 22, 2024
21.1	List of subsidiaries of the Registrant	10-K	21.1	February 26, 2026
23.1	Consent of Baker Tilly U.S. LLP, Independent Registered Public Accounting Firm.	10-K	23.1	February 26, 2026
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	February 26, 2026
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	February 26, 2026
97	Immunic, Inc. Clawback Policy.	10-K	97.1	February 22, 2024
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Immunic, Inc.

Date: April 22, 2026	By:	/s/ DANIEL VITT
Daniel Vitt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL VITT	Director, Chief Executive Officer (principal executive officer)	April 22, 2026
Daniel Vitt

/s/ GLENN WHALEY	Chief Financial Officer (principal financial officer and principal accounting officer)	April 22, 2026
Glenn Whaley

/s/ SIMONA SKERJANEC	Chair of the Board of Directors	April 22, 2026
Simona Skerjanec

/s/ DUANE D. NASH	Director	April 22, 2026
Duane D. Nash

/s/ TAMAR HOWSON	Director	April 22, 2026
Tamar Howson

/s/ JOERG NEERMANN	Director	April 22, 2026
Joerg Neermann

/s/ RICHARD RUDICK	Director	April 22, 2026
Richard Rudick

/s/ BARCLAY A. PHILLIPS	Director	April 22, 2026
Barclay A. Phillips

/s/ THORVALD NAGEL	Director	April 22, 2026
Thorvald Nagel

/s/ JON CONGLETON	Director	April 22, 2026
Jon Congleton

*By:	/s/ Glenn Whaley
Glenn Whaley
Attorney-in-Fact