Form 10-Q
period 2026-03-31
IMMUNIC, INC.
filed 2026-05-13
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

On April 30, 2026, 13,621,526 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

EXPLANATORY NOTE

Reverse Stock Split
On April 14, 2026, we held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, our stockholders voted to authorize our Board of Directors (the “Board”), in its discretion, to amend our certificate of incorporation, as amended and restated, to effect a reverse stock split of all of the outstanding shares of the Common Stock, at a ratio in the range of 1-for-10 to 1-for-30, with such ratio to be determined by the Board. Following the Special Meeting, the Board approved a reverse stock split of our issued and outstanding Common Stock, at a ratio of 1-for-10, which became effective April 27, 2026. All share information in this Quarterly Report on Form 10-Q has been restated for all years and periods presented for the impact of the 1-for-10 reverse stock split.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$186,629	$15,483
Prepaid expenses and other current assets	2,130	7,386
Total current assets	188,759	22,869
Property and equipment, net	566	608
Right-of-use assets, net	417	575
Total assets	$189,742	$24,052
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,011	$10,138
Accrued expenses	22,432	18,645
Other current liabilities	4,920	1,835
Total current liabilities	38,363	30,618
Long-term liabilities
Operating lease liabilities	146	107
Total long-term liabilities	146	107
Total liabilities	38,509	30,725
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025 and 13,621,483 and 12,038,263 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	11	9
Additional paid-in capital	789,324	599,241
Accumulated other comprehensive income	3,057	2,648
Accumulated deficit	(641,159)	(608,571)
Total stockholders’ equity (deficit)	151,233	(6,673)
Total liabilities and stockholders’ equity (deficit)	$189,742	$24,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$25,626	$21,533
General and administrative	7,609	5,292
Total operating expenses	33,235	26,825
Loss from operations	(33,235)	(26,825)
Other income:
Interest income	760	183
Other income (expense), net	(113)	1,169
Total other income	647	1,352
Net loss	$(32,588)	$(25,473)

Net loss per share, basic and diluted	$(1.08)	$(2.51)

Weighted-average common shares outstanding, basic and diluted	30,136,324	10,134,443
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(32,588)	$(25,473)
Other comprehensive income (loss):
Foreign currency translation	409	(285)
Total comprehensive loss	$(32,179)	$(25,758)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except shares)
(Unaudited)

Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2026	12,038,263	$9	$599,241	$2,648	$(608,571)	$(6,673)
Net loss	—	—	—	—	(32,588)	(32,588)
Stock-based compensation	—	—	1,443	—	—	1,443
Foreign exchange translation adjustment	—	—	—	409	—	409
February 2026 Private Placement net of issuance costs of $12,747	—	—	187,263	—	—	187,263
Exercise of pre-funded warrants from May 2025 Offering	1,383,220	2	—	—	—	2
Exercise of Series B warrants from May 2025 Offering net of issuance costs of $123	200,000	—	1,377	—	—	1,377
Balance at March 31, 2026	13,621,483	$11	$789,324	$3,057	$(641,159)	$151,233

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2025	9,015,087	$8	$525,611	$4,209	$(511,399)	$18,429
Net loss	—	—	—	—	(25,473)	(25,473)
Stock-based compensation	—	—	2,042	—	—	2,042
Foreign exchange translation adjustment	—	—	—	(285)	—	(285)
Balance at March 31, 2025	9,015,087	$8	$527,653	$3,924	$(536,872)	$(5,287)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(32,588)	$(25,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33	43
Stock-based compensation	4,466	2,042
Non-cash lease expense	151	53
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	5,214	(839)
Accounts payable	1,091	(2,083)
Accrued expenses	4,208	4,711
Other liabilities	273	(172)
Operating lease liability	(149)	(58)
Net cash used in operating activities	(17,301)	(21,776)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(47)
Net cash used in investing activities	(2)	(47)
Cash flows from financing activities:
Proceeds from February 2026 Private Placement, net of issuance costs	187,263	—
Proceeds from exercise of pre-funded warrants	2	—
Proceeds from exercise of Series B warrants, net of issuance costs	1,377	—
Net cash provided by financing activities	188,642	—
Effect of exchange rate changes on cash and cash equivalents	(193)	459
Net change in cash and cash equivalents	171,146	(21,364)
Cash and cash equivalents, beginning of period	15,483	35,668
Cash and cash equivalents, end of period	$186,629	$14,304
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a late-stage biotechnology company pioneering the development of novel oral therapies for neurologic diseases. The Company is headquartered in New York City with its research and development operations in Gräfelfing near Munich, Germany. The Company had approximately 95 employees as of April 30, 2026.
The Company is pursuing clinical development of orally administered, small molecule programs, each of which has unique features intended to directly address the unmet needs of patients with serious chronic inflammatory and autoimmune diseases. These include the vidofludimus calcium (IMU-838) program, which is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“RMS”), and which has shown therapeutic activity in Phase 2 clinical trials in patients suffering from relapsing-remitting multiple sclerosis ("RRMS"), progressive multiple sclerosis (”PMS”) and other diseases; the IMU-856 program, which is targeted to regenerate bowel epithelium and restore intestinal barrier function, which could potentially be applicable in numerous gastrointestinal diseases, such as celiac disease, inflammatory bowel disease (“IBD”), and Graft-versus-Host-Disease ("GvHD"); and the IMU-381 program, which comprises next-generation molecules in preclinical testing for neurologic, gastrointestinal and other autoimmune diseases leveraging Immunic's nuclear receptor-related 1 (“Nurr1”) platform.
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
Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $641.2 million as of March 31, 2026 and $608.6 million as of December 31, 2025. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through March 31, 2026, the Company raised net cash of approximately $684.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of March 31, 2026, we had cash and cash equivalents of approximately $186.6 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles ("U.S. GAAP") and include the accounts of Immunic and its wholly-owned subsidiaries, Immunic AG, Immunic Australia Pty Ltd. and Gliomic Therapeutics Inc. All intercompany accounts and transactions have been eliminated in consolidation. Immunic manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

Unaudited Interim Financial Information
Immunic has prepared the accompanying interim unaudited condensed consolidated financial statements in accordance with US GAAP, for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the SEC.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly Immunic’s consolidated financial position, consolidated results of operations, consolidated statement of stockholders’ equity (deficit) and consolidated cash flows for the periods and as of the dates presented. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included on the Company's Annual Report on Form 10-K filed on February 26, 2026. The nature of Immunic’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year or for corresponding interim periods in any subsequent year.
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
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S. of approximately $137.9 million, Germany of approximately $48.6 million and Australia of approximately $0.1 million as of March 31, 2026. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and cash equivalents in the U.S. are held at JP Morgan and are primarily held in a U.S. Government money market fund account earning interest at a rate of 3.54% during the period ended March 31, 2026. Cash and cash equivalents in Germany are earning interest at a rate of 1.6% to 2.2% during the period ended March 31, 2026.

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
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 3 assets for the periods presented. The Company has Stock Appreciation Rights liability starting the third quarter of 2025 through the first quarter of 2026 and stock option grants subject to shares available (see Note 7 "Stock Appreciation Rights Plan" and "Stock Options Granted Subject to Shares Available").
The carrying value of cash and cash equivalents, other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximates fair value due to the short period of time to maturity.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $33,000 and $43,000 for the three months ended March 31, 2026 and 2025, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three months ended March 31, 2026 and 2025.
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for its development programs, vidofludimus calcium, IMU-856 and IMU-381. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program, for clinical trials in MS.
Research and development expenses consist of expenses incurred in research and development activities, which include clinical trials, contract research services, certain milestone payments, salaries and related employee benefits including stock-based compensation, allocated facility costs and other outsourced services. Research and development expenses are charged to operations as incurred.
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
Ludwig-Maximilians-University Agreements
Effective June 30, 2025 and November 11, 2025, Immunic AG entered into licensing agreements with the Ludwig-Maximilians-University, Munich, Germany, for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement, the Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments related to these molecules, none of which have been earned as of March 31, 2026.
Government Assistance
Government assistance relating to research and development performed by Immunic Australia is recorded as a component of Other (Income) expense. This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to 4.2 million Euros per year. Based on the uncertainty of government approval, the Company does not record government assistance until approval is obtained. We recognized $0 and $1.1 million of other income related to research activities performed during the three months ended March 31, 2026 and 2025, respectively.
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

The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of March 31, 2026 and December 31, 2025, the Company maintained a full valuation allowance against the balance of deferred tax assets.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three months ended March 31, 2026 includes 858,015 pre-funded warrants from the January 2024 Financing and 5,119,867 pre-funded warrants from the May 2025 Offering and 22,907,600 pre-funded warrants from the February 2026 Offering that remain unexercised as of March 31, 2026. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three months ended March 31, 2025 includes 1,119,356 pre-funded warrants that were unexercised as of March 31, 2025.
Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of March 31,
	2026	2025
Options to purchase common stock	2,582,306	1,620,859
Placement agent warrants	28,333	—
Series B Warrants	3,357,967	—
	5,968,606	1,620,859

Recently Issued Accounting Standards
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
3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	March 31, 2026	December 31, 2025
Prepaid clinical and related costs	$717	$2,064
VAT receivable	354	333
Research grant receivable	—	3,789
Other	1,059	1,200
Total	$2,130	$7,386
Accounts Payable
Accounts Payable consist of (in thousands):

	March 31, 2026	December 31, 2025
Clinical costs	$10,513	$9,493
Legal and audit costs	104	262
Other	394	383
Total	$11,011	$10,138
Accrued Expenses
Accrued Expenses consist of (in thousands):

	March 31, 2026	December 31, 2025
Accrued clinical and related costs	$20,193	$16,102
Accrued legal and audit costs	516	137
Accrued compensation	880	2,168
Accrued other	843	238
Total	$22,432	$18,645

Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	March 31, 2026	December 31, 2025
Lease liabilities	$275	$470
SARs liability	2,710	809
Stock Options issued subject to shares available	1,123	—
Other	812	556
Total	$4,920	$1,835
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
 Immunic’s operating lease costs and variable lease costs were $335,000 and $279,000 for the three months ended March 31, 2026 and 2025, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
Maturities of the operating lease obligation are as follows as of March 31, 2026:

2026	$272,000
2027	88,000
2028	85,000
2029	—
2030	—
Thereafter	—
Total	445,000
Interest	(24,000)
Present value of obligation	$421,000

5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$136,733	$136,733	$—	$—
Total assets at fair value	$136,733	$136,733	$—	$—

	Fair Value Measurement at December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$9,244	$9,244	$—	$—
Total assets at fair value	$9,244	$9,244	$—	$—

	Fair Value Measurement at March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Liabilities
SARs liability	$2,710	$—	$—	$2,710
Stock options granted subject to shares available liability	1,123	—	—	1,123
Total Liabilities	$3,833	$—	$—	$3,833

	Fair Value Measurement at December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
SARs liability	$809	$—	$—	$809
Total Liabilities	$809	$—	$—	$809
There were no transfers between Level 1, Level 2 or Level 3 assets during the periods presented.
For the Company’s money market funds which are included as a component of cash and cash equivalents on the consolidated balance sheet, realized gains and losses are included in interest income on the consolidated statements of operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 3.54% in a U.S. Government money market fund.
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2026. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The Company recorded a SARs liability of $2.7 million and $0.8 million and as of March 31, 2026 and December 31, 2025, respectively, as a result of the grant of up to 3.5 million SARs in July 2025 (see note 7). The fair value of the SARs liability was classified as Level 3 under the fair value hierarchy. A rollforward of the fair value of the SARs liability is as follow (in thousands)

Fair value of SARs liability at December 31, 2025	$809
Change in fair value of SARs liability	1,901
Fair value of SARs liability at March 31, 2026	$2,710
The Company utilized a Monte Carlo simulation model in conjunction with a Probability-Weighted Expected Return Model (“PWERM”) to estimate the fair value of the SARs liabilities. This valuation model incorporates various assumptions, including stock price volatility, risk-free interest rate, corporate transaction probability and the expected term of the underlying equity instruments and SARs.

The following table summarizes the key assumptions used in estimating the fair value of the SARs on March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Expected term (years)	1.08-2.96	1.00-2.40
Risk-free interest rate	3.75%-4.21%	3.64%-4.11%
Stock price volatility	80%-115%	65%-115%
Probability (1)	50%-50%	50%-50%
Dividend rate	—%	—%

(1) Scenario probability was based on timing expectations of the Company that a corporate transaction occurring was estimated at 50%; and a corporate transaction not occurring at 50%.

The Company recorded a liability for stock options granted subject to shares available of $1.1 million and $0 as of March 31, 2026 and December 31, 2025, respectively, as a result of the grant of 177,590 stock options on March 27, 2026 (see note 7). The fair value of the stock options granted subject to shareholder approval liability was classified as Level 3 under the fair value hierarchy. A rollforward of the fair value of the Stock Options issued subject to shares available liability is as follows (in thousands):

Fair value of stock options granted subject to shares available liability at December 31, 2025	$—
Stock options granted subject to shares available liability	1,123
Fair value of stock options granted subject to shares available liability at March 31, 2026	$1,123
The Company utilized a Black-Scholes valuation model to estimate the fair value of the stock options granted subject to shares available liability. This valuation model incorporates various assumptions, including stock price volatility, risk-free interest rate, and the expected term of the liability. The grant date assumptions are as follows: the risk free interest rate associated with these grants ranges from 4.06%-4.13%, volatility ranges from 110%-113%, there is no dividend and the expected term ranges from 5-5.8 years.
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
In November 2023, the Company filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. This registration statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement. As a result of the April 2025 Offering and May 2025 Offering, the total amount available under the 2023 Shelf Registration Statement was reduced by $70.1 million to $262.2 million as of March 31, 2026. The Company can also use the unused amount of the available ATM as additional shelf availability.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of March 31, 2026, $80.0 million in capacity remains under the May 2024 ATM.
  The Company has agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the May 2024 ATM and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
The Company did not have any ATM activity during the three months ended March 31, 2026 and 2025, respectively.
Equity Offerings
Stock Reserved for Future Issuance
Shares reserved for future issuance at March 31, 2026 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	61,026
Shares reserved for the January 2024 Pre-funded stock warrants	858,015
Placement agent warrants	28,333
Outstanding stock options	2,582,306
Shares reserved for the May 2025 Pre-funded warrants	5,119,867
Shares reserved for the May 2025 Series B warrants	3,357,967
Shares reserved for the February 2026 Pre-funded warrants	22,907,600
Shares reserved for the February 2026 common warrants	22,907,600
Common stock options available for future grant:
2017 Inducement Equity Incentive Plan	4,625
2019 Omnibus Equity Incentive Plan	62,677
Total common shares reserved for future issuance	57,890,016

February 2026 Private Placement

Securities Purchase Agreement

On February 12, 2026, we entered into a securities purchase agreement (the “February Securities Purchase Agreement”) with certain accredited investors (the “February Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “February 2026 Offering”), pre-funded warrants (the “February 2026 Pre-Funded Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Pre-Funded Warrants, the “February 2026 Pre-Funded Warrant Shares”) to purchase up to one share of Common Stock at a price of $0.001, with each February 2026 Pre-Funded Warrant accompanied by a warrant to purchase (i) a share of Common Stock or (ii) a pre-funded warrant to purchase a share of Common Stock (collectively, the “February 2026 Common Warrants” and together with the February 2026 Pre-Funded Warrants, the “February 2026 Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Common Warrants, the “February 2026 Common Warrant Shares”, and together with the February 2026 Pre-Funded Warrant Shares, the “February 2026 Warrant Shares”).

The purchase price for each February 2026 Pre-Funded Warrant and accompanying February 2026 Common Warrant was $8.73. Each February 2026 Pre-Funded Warrant is immediately exercisable at a price of $0.001 per share. Each February 2026 Common Warrant is exercisable at a price $8.73 per share (subject to adjustment as set forth therein) following the completion of the Reverse Stock Split until the earlier of (i) 30 trading days following the date of our initial public announcement of topline data from its Phase 3 ENSURE trials (for the avoidance of doubt, the later date of the initial public announcement of topline data from ENSURE-1 or ENSURE-2, if announced separately) (the “Topline Data Announcement”), (ii) immediately upon the exercise of the February 2026 Pre-Funded Warrants if such exercise of February 2026 Pre-Funded Warrants is prior to the Topline Data Announcement, provided that if the February 2026 Pre-Funded Warrant is not exercised in full, the February 2026 Common Warrant expires proportionally only to the extent the Pre-Funded Warrant is exercised, and (iii) February 17, 2031.

The Offering closed on February 17, 2026 (the “February 2026 Closing Date”).

The Company issued 22,907,600 February 2026 Pre-Funded Warrant Shares. The aggregate gross proceeds to the Company from the issuance and sale of the February 2026 Warrants was $200 million, before deducting fees paid to the placement agents and financial advisors of the Company of $12.7 million, for net proceeds of $187.3 million.

As compensation in connection with the February 2026 Offering, we agreed to pay the placement agents a fee equal to 6% of the aggregate gross proceeds received by us (i) upon the issuance of the February 2026 Warrants at closing and (ii) upon the cash exercise of the February 2026 Common Warrants.

The Offering

The securities issued in the February 2026 Offering have not been registered under the Securities Act, and until so registered the securities may not be offered or sold absent registration or availability of an applicable exemption from registration. There is no established public trading market for the February 2026 Warrants, and we do not intend to list such securities on any national securities exchange or nationally recognized trading system. On April 2, 2026, we filed a registration statement on Form S-3 (File No. 333-294855) to register the Registrable Securities for resale by the February Investors, which registration statement was amended on April 30, 2026, and declared effective by the SEC on May 4, 2026.

Royalty Exchange Agreement

As previously disclosed, on June 3, 2025, the Company issued Series B Common Stock Warrants to purchase up to an aggregate of 8,666,667 shares of Common Stock (or prefunded warrants to purchase shares of Common Stock) in an underwritten public offering (the “Series B Warrants”). On February 12, 2026, in conjunction with our February 2026 Private Placement, the Company entered into a purchase and sale agreement (the “Royalty Exchange Agreement”) with certain Series B Warrant holders who had purchased a predetermined number of Series B Warrants (each a “Participating Series B Holder”) and BVF Partners, L.P. (“BVF”), acting as royalty interest agent (the “Warrant Exchange”). The Participating Series B Holders were also required to participate in the February private placement in order to participate in the Warrant Exchange.

Pursuant to the Royalty Exchange Agreement, the Participating Series B Holders exchanged an aggregate of 5,108,700 Series B Warrants for a pro rata share of an aggregate 5% synthetic royalty on future sales of the Company’s vidofludimus calcium program in any country (the “Royalty Interests”). The pro rata share for each Participating Series B Holder is equal to the number of Series B Warrants exchanged by such Participating Series B Holder divided by the number of Series B Warrants exchanged by all Participating Series B Holders (expressed as a percentage). Royalty Interests will be due and payable quarterly by the Company to the Participating Series B Holders following the First Commercial Sale (as defined in the Royalty Exchange Agreement). The Company determined that the Royalty Interests do not meet the criteria for recognition as a liability. The Company will recognize amounts payable under the Royalty Interests when they become probable and estimable.

On the Closing Date, Series B Warrants to purchase up to an aggregate of 5,108,700 shares of Common Stock were surrendered by Participating Series B Holders and cancelled in exchange for the Royalty Interests. As this exchange occurred as part of an equity financing with the participating investor on the Closing Date, the effect of the exchange was reflected as an equity issuance cost net within additional paid in capital.

Special Meeting and Reverse Stock Split

On April 14, 2026, we held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, our stockholders voted to authorize our Board of Directors, in its discretion, to amend our certificate of incorporation, as amended and restated, to effect a reverse stock split of all of the outstanding shares of the Common Stock, at a ratio in the range of 1-for-10 to 1-for-30, with such ratio to be determined by the Board. Following the Special Meeting, the Board approved a reverse stock split of our issued and outstanding Common Stock, at a ratio of 1-for-10 shares, which became effective April 27, 2026 (the “Reverse Stock Split”).
April 2025 Offering

On April 9, 2025, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 566,667 shares of our Common Stock (the “April 2025 Shares”). The purchase price per share was $9.00 for aggregate gross proceeds of approximately $5.1 million. The offer and sale of the shares is referred to herein as the “April 2025 Offering.” The April 2025 Offering closed on April 10, 2025.

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the April 2025 Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the April 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the April 2025 Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 28,333 shares of common stock, representing 5.0% of the shares sold in the April 2025 Offering (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable, in whole or in part, for five years from the anniversary of the Placement Agency Agreement, at an initial exercise price per share of common stock of $11.25, which is equal to 125% of the price per share to investors in the April 2025 Offering. The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the April 2025 Offering, after deducting commissions and the Company’s offering expenses, was approximately $4.7 million.

The April 2025 shares were registered under the Securities Act, on the Company’s Registration Statement on Form S-3 (Registration No. 333-275717), previously filed with the SEC, and declared effective on May 31, 2024.

May 2025 Equity Offering

On May 28, 2025, we entered into an underwriting agreement (the “May 2025 Underwriting Agreement”) with Leerink Partners LLC, for the issuance and sale of (i) pre-funded warrants to purchase an aggregate of 8,666,667 shares of Common stock (the “May 2025 Pre-Funded Warrants”), (ii) accompanying series A warrants to purchase an aggregate of 8,666,667 shares of Common Stock (or Pre-Funded Warrants) (the “Series A Warrants”), and (iii) accompanying series B warrants to purchase an aggregate of 8,666,667 shares of Common Stock (or Pre-Funded Warrants) (the “Series B Warrants”) (the “May 2025 Offering”). The price per May 2025 Pre-Funded Warrant and accompanying Series A Warrant and Series B Warrant was $7.499.

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.001 per share and will expire when exercised in full. The Series A Warrants were exercisable for one share of Common Stock at an exercise price of $7.50 per share. All of the Series A Warrants expired as of March 31, 2026. Each Series B Warrant is exercisable for one share of Common Stock at an exercise price of $7.50 per share and will expire five years from the date of issuance. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. On February 17, 2026, as part of the February 2026 Private Placement, 5,108,700 warrants were exchanged for the right to share a 5% royalty. On March 10, 2026, 200,000 of the Series B warrants were exercised for $1.4 million in net cash proceeds, resulting in 3,357,967 Series B Warrants outstanding as of March 31, 2026. The Company may receive up to an aggregate of approximately $25.2 million of additional gross proceeds if the remaining Series B Warrants are exercised in full for cash. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.
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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through March 31, 2026, no cash dividends had been declared or paid.
Regained Compliance with Nasdaq Minimum Bid Price Requirement

On April 1, 2026, the Company announced that it received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") on March 27, 2026, informing the Company that it has regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market.

According to the Notice, Immunic has regained compliance with the minimum bid price requirement, because the closing bid price of the Company's common stock was at $1.00 per share or greater for at least 20 consecutive business days, satisfying the Nasdaq requirement on March 26, 2026. As a result, the matter was closed.
Pre-funded Warrants
The Company issued 1,119,356 pre-funded warrants in connection with a financing in January 2024, 261,341 of which were exercised into 261,341 shares of common stock in the quarter ended June 30, 2025 and 858,015 of the pre-funded warrants remain outstanding as of March 31, 2026.
The Company issued 8,666,667 pre-funded warrants in connection with the May 2025 Offering, 2,163,500 of which were exercised into 2,163,413 shares of common stock in the year ended December 31, 2025 and 1,383,300 of which were exercised into 1,383,220 shares of common stock in the quarter ended March 31, 2026. 5,119,867 of pre-funded warrants remain outstanding as of March 31, 2026.
The Company issued 22,907,600 pre-funded warrants in connection with the February 2026 Pre-funded Warrant Shares in the February 2026 Private Placement, which are accompanied by a warrant to purchase one share of common stock or a pre-funded warrant to purchase a share of common stock subject to exercise restrictions, all of which are still outstanding as of March 31, 2026.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, with such voting powers (if any), designations, powers, preferences, and relative, participating, optional or other rights, if any, and any qualifications, limitations or restrictions thereof, as shall be set by the Board of Directors. No preferred shares were outstanding as of March 31, 2026.

7. Stock-Based Compensation Plans
2021 Employee Stock Purchase Plan

On April 25, 2021, the Company adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which was approved by stockholder vote at the 2021 Annual Meeting of Stockholders held on June 10, 2021. The ESPP provides eligible employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions, which are included in other current liabilities until they are used to purchase Company shares. Eligible employees participating in the bi-annual offering period can choose to have up to the lesser of 15% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase shares of the Company’s common stock. The purchase price of the stock is the lesser of (i) 85% of the closing market price on the date of purchase and (ii) the closing market price at the beginning of the bi-annual offering period. The maximum number of shares initially reserved for delivery under the plan was 20,000 shares. An increase of 100,000 shares to 120,000 shares was approved by stockholders of the Company at the Company's Special Meeting of stockholders held on March 4, 2024.

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 58,974 shares life-to-date under the ESPP. The Company recognized $16,000 and $26,000 of stock based compensation expense related to the plan during the three months ended March 31, 2026 and 2025, respectively.

Stock Option Programs

In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan, (as amended, the “2019 Plan”), which was adopted by the Board of Directors (the "Board") with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 150,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan included an evergreen provision that allowed for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 490,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2023 by a total of 440,887 shares. At the Company's Annual Stockholders meeting on June 28, 2023, stockholders voted to increase the allowable shares under the 2019 plan by 444,000 shares as well as to eliminate the evergreen provision. On March 4, 2024, the stockholders voted at the Company's Special Meeting to increase the allowable shares under the 2019 plan by 910,000 shares. On June 4, 2025, at the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to amend the terms of the 2019 Plan to, among other things, increase the allowable shares under the 2019 plan by 700,000 shares. The 2019 Plan (as amended on June 28, 2023, March 4, 2024 and June 4, 2025) is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
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

Stock Option Movements During the Year
The following table summarizes stock option activity for the three months ended March 31, 2026 and 2025, respectively, for the 2019 Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	2,572,850	$12.08
Granted	19,000	$8.36
Exercised	—	$—
Forfeited or expired	(9,544)	$8.81
Outstanding as of March 31, 2026	2,582,306	$12.06	8.01	$3,330,853
Options exercisable as of March 31, 2026	1,128,145	$14.98	7.00	$386,493

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	1,613,605	$15.20
Granted	19,500	$10.20
Exercised	—	$—
Forfeited or expired	(12,245)	$15.70
Outstanding as of March 31, 2025	1,620,860	$15.20	8.29	$16,635
Options exercisable as of March 31, 2025	629,572	$18.40	7.14	$3,397
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
The weighted-average grant date fair value of equity classified stock options granted under the 2019 Plan during the three months ended March 31, 2026 and 2025 was $7.10 and $6.50, respectively. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-

employees under this stock plan. The expected term of the options for the three months ended March 31, 2025 includes a grant to a non-employee consultant where the term of the option is five years compared to employee grants that are ten years:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.81%	4.36%
Expected dividend yield	0%	0%
Expected volatility	111.0%	95.2%
Expected term of options (years)	6.10	3.50
As of March 31, 2026, there was $10.5 million in total unrecognized compensation expense relating to the 2019 Plan, to be recognized over a weighted average period of 2.73 years.
Stock Options Granted Subject to Shares Available
On March 27, 2026, there was a total grant of 177,590 stock options that are subject to shareholder approval to increase the number of shares available for grant under the 2019 Plan. As there are currently insufficient shares available to cover the grant, these amounts are excluded from the shares reserved for future issuance table in Note 6. Of these grants, 126,850 were fully vested upon issuance. The weighted average grant date fair value of all these grants is $8.96. As of March 31, 2026, the stock-based compensation expense associated with these grants was $1.1 million and is recorded in other current liabilities on the Consolidated Balance Sheet until such time they receive shareholder approval and would then be reclassified to Additional Paid in Capital. There is $460,789 of unrecognized stock compensation associated with the unvested grants, to be recognized over a weighted average period of 2.99 years. The assumptions as of the grant date and March 31, 2026 are as follows: the risk free interest rate associated with these grants ranges from 4.06%-4.13%, volatility ranges from 110%-113%, there is no dividend and the expected term ranges from 5-5.8 years.
Stock Appreciation Rights Plan
On July 7, 2025, the Board of Directors of Immunic, Inc. authorized grants, of up to an aggregate of 3,500,000 stock appreciation rights (“SARs”) to the Company’s employees and executive officers. The SARs are settleable in cash until such time in which the Company has sufficient number of shares of common stock to support settlement of the SARs with shares. The Company intends to seek stockholder approval to increase the number of shares available under the Company's 2019 Omnibus Equity Incentive Plan. The exercise price of each SAR is $7.65, the closing price of the common stock on July 7, 2025.

The approximately 3,500,000 SARs granted consisted of five distinct tranches:

•Time Based SARs (TB SARs): There were 500,000 TB SAR's issued which will be exercisable beginning August 1, 2026. The number of TB SARs exercisable is fixed, and their exercisability is only subject to the time vesting condition. The TB SARs vest on August 1, 2026 and expire ten years from the date of grant.
•SARs tied to the exercise of Series A Warrants (SA SARs): The maximum number of SA SARs was capped at up to 1,000,000, but the number of SARs exercisable is determined based on the percentage of Series A Warrants to be exercised out of a total of 8,666,667 shares of Series A Warrants issued. As of March 31, 2026, all of the Series A warrants and SA SARs expired unexercised.
•SARs tied to the exercise of Series B Warrants (SB SARs): The maximum number of SB SARs is capped at up to 1,000,000, but the number of SARs exercisable is determined based on the percentage of Series B Warrants to be exercised out of a total of 8,666,667 shares of Series B Warrants issued. On February 17, 2026, Series B Warrants to purchase up to an aggregate of 5,108,700 shares of Common Stock were surrendered by Participating Series B Holders and cancelled. Series B Warrants to purchase up to an aggregate of 3,357,967 shares of Common Stock remain issued and outstanding. The Potential SARs that were associated with the Series B Warrants that were cancelled were also cancelled. This results in a revised potential issuance of 410,535 Series B SARs instead of 1,000,000. On March 10, 2026, 200,000 of the remaining Series B warrants were exercised for cash resulting in the issuance of 23,077 Series B SARS. The Vesting of SB SARs that were not exercised are subject to service and implied market conditions. The SB SARs vest on August 1, 2026 and expire ten years from the date of grant (see Note 6 "February 2026 Private Placement-Royalty Exchange Agreement").
•SARs tied to the issuance of Tranche Two Shares (T2 SARs): The maximum number of T2 SARs was capped at up to 500,000, but the number of SARs exercisable was determined based on the percentage of Tranche Two Shares issued out of a total of 4,662,005 shares. Vesting of T2 SARs was subject to service, implied performance and market conditions. These SARs will not be exercised as the second tranche from the January 4, 2024 Financing was not exercised by October 31, 2025.
•SARs tied to the issuance of Tranche Three Shares (T3 SARs): The maximum number of T3 SARs was capped at up to 500,000, but the number of SARs exercisable is determined based on the percentage of Tranche Three Shares issued out of a total of 4,662,005 shares. Vesting of T3 SARs were subject to service, implied performance and market conditions. These SARs will not be exercised as the third tranche from the January 4, 2024 Financing was not exercised by October 31, 2025.
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
The Company’s SARs activity is as follows:

SARs grants	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at January 1, 2026	1,623,007	$7.65
SARs granted	—	$—
SARs forfeited or expired	(715,308)	$7.65
SARs exercised	—	$—
Balance at March 31, 2026	907,699	$7.65	9.23	$3,131,563
Exercisable at March 31, 2026	—	$—	—	—

The March 31, 2026 fair value of the SARs is $6.20 per share for TB SARs and $7.27 per share for SB SARs.

For the three months ended March 31, 2026, the Company recognized $1.9 million of compensation expense and corresponding liability of $2.7 million as of March 31, 2026 for the SARs. There was no expense for the three months ended March 31, 2025. As of March 31, 2026, the unrecognized compensation expense is $3.4 million which is expected to be recognized over a weighted average period of 2.2 years.

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

The following table summarizes the key assumptions used in estimating the fair value of the SARs at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Expected term (years)	1.08-2.96	1.00-2.40
Risk-free interest rate	3.75%-4.21%	3.64%-4.11%
Stock price volatility	80%-115%	65%-115%
Probability (1)	50%-50%	50%-50%
Dividend rate	—%	—%

(1) Scenario probability was based on timing expectations of the Company that a corporate transaction occurring was estimated at 50%; and a corporate transaction not occurring at 50%.

Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$1,483,000	$833,000
General and administrative	2,983,000	1,209,000
Total	$4,466,000	$2,042,000
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
There are no longer any shares available for grant under the 2014 Plan as of March 31, 2026.
On September 2017, Vital’s board of directors approved the Inducement Plan, which was amended and restated in November 2017. Under the Inducement Plan 4,625 shares of Vital’s common stock were reserved to be used exclusively for non-qualified grants to individuals who were not previously employees or directors as an inducement material to a grantee's entry into employment within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.
No expense was recorded for the plans assumed from Vital during the three months ended March 31, 2026 and 2025, respectively.

2026 Inducement Equity Compensation Plan

On March 13, 2026, the Board and the Compensation Committee of the Board adopted the Inducement Plan (the “Inducement Plan”), effective as of March 13, 2026, pursuant to which the Company reserved 3,000,000 shares of common stock to be issued exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market (“Rule 5635(c)(4)”). The Inducement Plan provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Board and the Committee without stockholder approval pursuant to Rule 5635(c)(4). The Company registered the 3,000,000 shares of common stock under a Registration Statement on Form S-8 (File No. 333-294952), filed with the SEC on April 9, 2026.

8. Related Party Transactions

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

The Nash Agreement provides that Dr. Nash will continue to serve as Chief Executive Officer and President of Gliomic until the Date of Termination. During the Term of Employment (as defined in the Nash Agreement), the Company will not pay Dr. Nash any additional cash retainer for serving on the Company’s Board of Directors (the “Board”). Upon termination of the Nash Agreement, Dr. Nash shall be entitled to be paid the cash retainer payable to outside directors on the Board of the Company and to the Chairman of the Board of Company for the period of time beginning from and after the Date of Termination and for so long as Dr. Nash remains on the Board. On December 31, 2025, Dr. Nash’s employment agreement with the Company, pursuant to which Dr. Nash was appointed Executive Chairman of the Company, expired by its terms.

9. Commitments and Contingencies
Contractual Obligations
As of March 31, 2026, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium totaling approximately $1.0 million, all of which is expected to be paid in 2026.
Other Commitments and Obligations
Royalty Payable
Pursuant to the Royalty Exchange Agreement, the Participating Series B Holders exchanged an aggregate of 5,108,700 Series B Warrants for a pro rata share of an aggregate 5% synthetic royalty on future sales of the Company’s vidofludimus calcium program in any country.
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
Ludwig-Maximilians-University Agreements
Effective June 30, 2025 and November 11, 2025, Immunic AG entered into licensing agreements with the Ludwig-Maximilians-University, Munich, Germany, for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement, the Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments related to these molecules, none of which have been earned as of March 31, 2026.
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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31:

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Clinical product candidates	$20,921	$17,781
Pre-clinical product candidates	419	114
Employee costs- research and development	2,558	2,167
Employee costs-general and administrative	1,809	1,560
Non-cash stock compensation	4,466	2,042
Depreciation expense	33	43
Professional fees and other segment expenses	3,029	3,118
Total operating expenses	33,235	26,825
Loss from operations	(33,235)	(26,825)
Interest Income	760	183
Other income (expense)	(113)	1,169
Net loss	$(32,588)	$(25,473)

11. Subsequent Events

Retention Bonus Agreement

On April 7, 2026, the Company entered into a Retention Bonus Agreement with Daniel Vitt, Ph.D., Immunic's Chief Executive Officer. The Agreement was entered into in connection with the commencement of a search for a new Chief Executive Officer, and Dr. Vitt’s potential transition to a “C-Suite” role that is focused on strengthening our scientific strategy and driving portfolio advancement after a new Chief Executive Officer is hired.

Pursuant to the Agreement, subject to Dr. Vitt's continued employment with the Company through the ninety-first (91st) day after a new Chief Executive Officer is hired by the Company, Dr. Vitt shall be entitled to receive a retention bonus equal to $670,000, less applicable withholdings and payroll deductions. The Retention Bonus will be paid in one lump sum on the first regularly scheduled pay date after the Retention Date, subject to the terms and conditions of the Agreement.

If the Company terminates Dr. Vitt's employment without "Cause" or Dr. Vitt resigns for "Good Reason" prior to the Retention Date, the Company will pay the Retention Bonus within five (5) days of such termination or resignation, as applicable. If the Retention Bonus is paid, the amount will be credited against any cash severance payment that would otherwise become due under the U.S. Employment Agreement or the Service Agreement dated December 18, 2023, by and between Dr. Vitt and Immunic AG, as a result of any involuntary termination of employment.

Reverse Stock Split

On April 27, 2026, the Company consummated the Reverse Stock Split, whereby every 10 shares of Common Stock was exchanged for one new share of Common Stock. All share amounts in this document have been adjusted retroactively to reflect the reverse stock split. See Note 6 – “Common Stock” for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included elsewhere in this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” our” or “the Company” refer to Immunic, Inc. and its subsidiaries.

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
The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward-looking statements as a result of various factors, including those noted below under the caption “Part II, Item 1A-Risk Factors,” and the risk factors described in our most recent Annual Report on Form 10-K filed with the SEC (the "2025 Annual Report"), and the differences may be material. These risk factors include, but are not limited to statements relating to our development programs and the targeted diseases; the potential for vidofludimus calcium and IMU-856 to safely and effectively target diseases; the nature, strategy and focus of the Company; expectations regarding our capitalization and financial resources; the development, timing and commercial potential of any product candidates of the Company; and our ability to attract and retain certain personnel important to our ongoing operations and to maintain effective internal control over financial reporting.
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
Overview
Immunic, Inc. (“Immunic," “we,” “us,” “our” or the "Company") is a late-stage biotechnology company pioneering the development of novel oral therapies for neurologic diseases. We are headquartered in New York City with our research and development operations in Gräfelfing near Munich, Germany. We had approximately 95 employees as of April 30, 2026.

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

Our Phase 2 CALLIPER trial of vidofludimus calcium in PMS was designed to corroborate vidofludimus calcium’s neuroprotective potential and to evaluate the clinical efficacy, safety and tolerability of vidofludimus calcium in a broad set of PMS patients to determine the suitability of advancing to a confirmatory Phase 3 program. In 2025, we announced the results from the CALLIPER trial, showing substantial and medically relevant reductions in 24-week confirmed disability worsening (“24wCDW”) across patient populations and subgroups without evidence of focal inflammation; substantial and statistically significant data regarding 24-week confirmed disability improvement (“24wCDI”); and reductions in the annualized rate of thalamic brain volume loss and volume of new or enlarging T2 lesions. The data also confirmed the favorable safety and tolerability profile of vidofludimus calcium already observed in previous clinical trials.

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

We are currently exploring strategic alternatives for the IMU-856 program and are open to discussing potential financing, licensing or partnering options with interested parties.

We have selected the IMU-381 program to leverage our Nurr1 platform for neurologic, gastrointestinal and other autoimmune diseases. The platform comprises next-generation molecules, including a series of chemical derivatives, with improved overall properties. The IMU-381 program is currently in preclinical testing.

Additional research and development activities remain ongoing through preclinical research examining the potential to treat a broad set of neuroinflammatory, autoimmune, and viral diseases with new molecules leveraging our chemical and pharmacological research platform as well as generating intellectual property in these areas. We are also exploring several options to possibly support further development of certain assets and technologies, including a potential spin-off into a new company and potential licensing transactions. Through our wholly-owned subsidiary Gliomic Therapeutics Inc., we are pursuing the use of new compounds in brain cancers leveraging our expertise in DHODH inhibition.

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

•Preparation of a Phase 3 clinical program of vidofludimus calcium in primary progressive MS, following the successful completion of the Phase 2 CALLIPER clinical trial in PMS and feedback from healthcare authorities.
•Exploring strategic alternatives for the IMU-856 development program.
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

Liquidity and Financial Condition
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $641.2 million as of March 31, 2026 and $608.6 million as of December 31, 2025. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future as we initiate and continue the development of our product candidates and add personnel necessary to advance our pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of development programs.
From inception through March 31, 2026, the Company raised net cash of approximately $684.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of March 31, 2026, we had cash and cash equivalents of approximately $186.6 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.

Key Status Updates
February 2026 Private Placement

Securities Purchase Agreement

On February 12, 2026, we entered into a securities purchase agreement (the “February Securities Purchase Agreement”) with certain accredited investors (the “February Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “February 2026 Offering”), pre-funded warrants (the “February 2026 Pre-Funded Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Pre-Funded Warrants, the “February 2026 Pre-Funded Warrant Shares”) to purchase up to one share of Common Stock at a price of $0.001, with each February 2026 Pre-Funded Warrant accompanied by a warrant to purchase (i) a share of Common Stock or (ii) a pre-funded warrant to purchase a share of Common Stock (collectively, the “February 2026 Common Warrants” and together with the February 2026 Pre-Funded Warrants, the “February 2026 Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Common Warrants, the “February 2026 Common Warrant Shares”, and together with the February 2026 Pre-Funded Warrant Shares, the “February 2026 Warrant Shares”).

The purchase price for each February 2026 Pre-Funded Warrant and accompanying February 2026 Common Warrant was $8.73. Each February 2026 Pre-Funded Warrant is immediately exercisable at a price of $0.001 per share. Each February 2026 Common Warrant is exercisable at a price $8.73 per share (subject to adjustment as set forth therein) following the completion of the Reverse Stock Split until the earlier of (i) 30 trading days following the date of our initial public announcement of topline data from its Phase 3 ENSURE trials (for the avoidance of doubt, the later date of the initial public announcement of topline data from ENSURE-1 or ENSURE-2, if announced separately) (the “Topline Data Announcement”), (ii) immediately upon the exercise of the February 2026 Pre-Funded Warrants if such exercise of February 2026 Pre-Funded Warrants is prior to the Topline Data Announcement, provided that if the February 2026 Pre-Funded Warrant is not exercised in full, the February 2026 Common Warrant expires proportionally only to the extent the Pre-Funded Warrant is exercised, and (iii) February 17, 2031.

The Offering closed on February 17, 2026 (the “February 2026 Closing Date”).

The Company issued 22,907,600 February 2026 Pre-Funded Warrant Shares. The aggregate gross proceeds to the Company from the issuance and sale of the February 2026 Warrants was $200 million, before deducting fees paid to the placement agents and financial advisors of the Company of $12.7 million, for net proceeds of $187.3 million.

As compensation in connection with the February 2026 Offering, we agreed to pay the placement agents a fee equal to 6% of the aggregate gross proceeds received by us (i) upon the issuance of the February 2026 Warrants at closing and (ii) upon the cash exercise of the February 2026 Common Warrants.

The Offering

The securities issued in the February 2026 Offering have not been registered under the Securities Act, and until so registered the securities may not be offered or sold absent registration or availability of an applicable exemption from registration. There is no established public trading market for the February 2026 Warrants, and we do not intend to list such securities on any national securities exchange or nationally recognized trading system. On April 2, 2026, we filed a registration statement on Form S-3 (File No. 333-294855) to register the Registrable Securities for resale by the February Investors, which registration statement was amended on April 30, 2026, and declared effective by the SEC on May 4, 2026.

Royalty Exchange Agreement

As previously disclosed, on June 3, 2025, the Company issued Series B Common Stock Warrants to purchase up to an aggregate of 8,666,667 shares of Common Stock (or prefunded warrants to purchase shares of Common Stock) in an underwritten public offering (the “Series B Warrants”). On February 12, 2026, in conjunction with our February 2026 Private Placement, the Company entered into a purchase and sale agreement (the “Royalty Exchange Agreement”) with certain Series B Warrant holders who had purchased a predetermined number of Series B Warrants (each a “Participating Series B Holder”) and BVF Partners, L.P. (“BVF”), acting as royalty interest agent (the “Warrant Exchange”). The Participating Series B Holders were also required to participate in the February private placement in order to participate in the Warrant Exchange.

Pursuant to the Royalty Exchange Agreement, the Participating Series B Holders exchanged an aggregate of 5,108,700 Series B Warrants for a pro rata share of an aggregate 5% synthetic royalty on future sales of the Company’s vidofludimus calcium program in any country (the “Royalty Interests”). The pro rata share for each Participating Series B Holder is equal to the number of Series B Warrants exchanged by such Participating Series B Holder divided by the number of Series B Warrants exchanged by all Participating Series B Holders (expressed as a percentage). Royalty Interests will be due and payable quarterly by the Company to the Participating Series B Holders following the First Commercial Sale (as defined in the Royalty Exchange Agreement). The Company determined that the Royalty Interests do not meet the criteria for recognition as a liability. The Company will recognize amounts payable under the Royalty Interests when they become probable and estimable.

On the Closing Date, Series B Warrants to purchase up to an aggregate of 5,108,700 shares of Common Stock were surrendered by Participating Series B Holders and cancelled in exchange for the Royalty Interests. As this exchange occurred as part of an equity financing with the participating investor on the Closing Date, the effect of the exchange was reflected as an equity issuance cost net within additional paid in capital.

Special Meeting and Reverse Stock Split

On April 14, 2026, we held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, our stockholders voted to authorize our Board of Directors, in its discretion, to amend our certificate of incorporation, as amended and restated, to effect a reverse stock split of all of the outstanding shares of the Common Stock, at a ratio in the range of 1-for-10 to 1-for-30, with such ratio to be determined by the Board. Following the Special Meeting, the Board approved a reverse stock split of our issued and outstanding Common Stock, at a ratio of 1-for-10 shares, which became effective April 27, 2026 (the “Reverse Stock Split”). All share amounts in this document have been adjusted retroactively to reflect the reverse stock split.

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

CEO Search

Our Co-Founder and Chief Executive Officer, Dr. Daniel Vitt, and the Board have begun a search for a new CEO with deep commercial expertise in the MS space to lead Immunic through its next stage of growth and into commercialization. Subsequently, Dr. Vitt plans to transition to a new senior executive role focused on strengthening the Company's scientific strategy and driving portfolio advancement. He will continue to support the organization in this capacity and as a member of the Board of Directors.

Regained Compliance with Nasdaq Minimum Bid Price Requirement

On April 1, 2026, we announced that we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") on March 27, 2026, informing us that we have regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market.

According to the Notice, we have regained compliance with the minimum bid price requirement, because the closing bid price of our common stock was at $1.00 per share or greater for at least 20 consecutive business days, satisfying the Nasdaq requirement on March 26, 2026. As a result, the matter was closed.

Jon Congleton Joined the Board of Directors

On March 31,2026, we announced the appointment of Jon Congleton, a seasoned biopharmaceutical executive with nearly 40 years of experience spanning drug development, commercialization and corporate leadership, to our Board of Directors, effective March 27, 2026. In connection with his appointment as a director, Mr. Congleton received an inaugural grant of options to purchase up to a total of 50,000 shares of the Company’s common stock, effective March 27, 2026, which vest on a monthly basis over a three-year period.

Grant of Key European Patent Protecting Relevant Dosing Regimens for Vidofludimus Calcium

On March 10, 2026, we announced that the European Patent Office (“EPO”) has granted a key European patent, EP3713554, directed to label-relevant dosing regimens of vidofludimus calcium. The patent is expected to provide protection for vidofludimus calcium in Europe into 2038, and may be eligible for a Supplementary Protection Certificate (SPC), which could extend market exclusivity potentially into 2043. This patent was previously granted by the United States Patent and Trademark Office (USPTO) in 2023.

The claims broadly protect vidofludimus and its salt, solvate and free acid forms, in all label-relevant dosing regimens. This protection extends beyond a specific salt form, meaning that even alternative salts or forms will fall within the scope of the patent if used according to the label.

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

Retention Bonus Agreement

On April 7, 2026, we entered into a Retention Bonus Agreement with Daniel Vitt, Ph.D., our Chief Executive Officer. The Agreement was entered into in connection with our commencement of a search for a new Chief Executive Officer, and Dr. Vitt’s potential transition to a “C-Suite” role that is focused on strengthening our scientific strategy and driving portfolio advancement after a new Chief Executive Officer is hired.

Pursuant to the Agreement, subject to Dr. Vitt's continued employment with the Company through the ninety-first (91st) day after a new Chief Executive Officer is hired by the Company, Dr. Vitt shall be entitled to receive a retention bonus equal to $670,000, less applicable withholdings and payroll deductions. The Retention Bonus will be paid in one lump sum on the first regularly scheduled pay date after the Retention Date, subject to the terms and conditions of the Agreement.

If the Company terminates Dr. Vitt's employment without "Cause" or Dr. Vitt resigns for "Good Reason" prior to the Retention Date, the Company will pay the Retention Bonus within five (5) days of such termination or resignation, as applicable. If the Retention Bonus is paid, the amount will be credited against any cash severance payment that would otherwise become due under the U.S. Employment Agreement or the Service Agreement dated December 18, 2023, by and between Dr. Vitt and Immunic AG, as a result of any involuntary termination of employment.

Appointment of Michael A. Panzara, M.D., M.P.H., as Chief Medical Officer

Effective April 24, 2026, Michael A. Panzara, M.D., M.P.H., was appointed as our Chief Medical Officer. Dr. Panzara will lead our development organization, including clinical development, medical affairs, and regulatory affairs, and will be a critical partner to the Chief Executive Officer and the Board of Directors in defining and driving the overall company strategy. Dr. Panzara brings over 25 years of global neurology experience to Immunic. Dr. Panzara succeeds Andreas Muehler, M.D., M.B.A.

In connection with his appointment as Chief Medical Officer, Dr. Panzara entered into an employment agreement with the Company, dated as of April 24, 2026 (the “Panzara Employment Agreement”). Pursuant to the Panzara Employment Agreement, Dr. Panzara will receive a yearly base salary of $600,000, subject to periodic review and adjustments made by the Company, and be eligible for a yearly bonus amount of not less than 50% of the yearly base salary upon achievement of certain individual and company goals. In addition, the Company will pay Dr. Panzara a signing bonus in the aggregate amount of $125,000, $75,000 payable in the first month and $50,000 payable after six months of employment.

On April 23, 2026, effective April 24, 2026, the Compensation Committee of the Board approved a grant to Dr. Panzara of an initial equity option to purchase 300,000 shares of common stock of the Company under the Immunic, Inc. 2026 Inducement Equity Compensation Plan (the “Panzara Options”). The Panzara Options were granted as an inducement material to Dr. Panzara’s commencement of employment pursuant to NASDAQ Listing Rule 5635(c)(4). The Panzara Options will be time vested, with one half vesting on the one-year anniversary of April 24, 2026 and one half vesting in equal monthly installments over a period of twenty-four (24) months thereafter. The exercise price of the options is the closing price of the Company’s common stock on the date the Panzara Options were approved by the Compensation Committee.

Resignation of Andreas Muehler, M.D., M.B.A.

On April 27, 2026, Andreas Muehler, M.D., M.B.A., resigned as the Chief Medical Officer of the Company. The resignation of Dr. Muehler was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board and the Company are deeply grateful for Dr. Muehler’s service, dedication, and contributions to the Company.

In connection with Dr. Muehler’s resignation as Chief Medical Officer, the Company entered into a Transition, Separation, and Consulting Agreement with Dr. Muehler, dated April 27, 2026 (the “Separation Agreement”). Pursuant to the Separation Agreement, Dr. Muehler’s employment with the Company as Chief Medical Officer terminated on April 27, 2026, and Dr. Muehler’s title was changed to Senior Medical Officer. Dr. Muehler also agreed to resign from the Executive Board of Immunic AG, a wholly owned subsidiary of the Company, on or before April 30, 2026 (the “Separation Date”). Dr. Muehler served as Senior Medical Officer through the Separation Date. From the date of the Separation Agreement to the Separation Date, (a) the Company agreed to pay Dr. Muehler all accrued salary earned through the Separation Date, subject to standard payroll deductions and withholdings, and (b) Immunic AG agreed to pay Dr. Muehler all accrued salary earned under the service agreement dated December 18, 2023, by and between Immunic AG and Dr. Muehler (the “Service Agreement”), through the Separation Date, subject to standard payroll deductions and withholdings.

Commencing on the Separation Date, Dr. Muehler will serve as a consultant to the Company for an initial period of ten (10) months, providing consulting services on an as-needed basis for up to twenty (20) hours per month, in exchange for a monthly retainer of $10,000. In addition, the Company agreed to provide Dr. Muehler with severance benefits, including a lump sum payment equal to twelve (12) months of Dr. Muehler’s base salary, a pro-rated bonus for fiscal 2026, provided that such bonus will be determined by the Company in the ordinary course and will be paid (to the extent determined to have been earned by the Company) when such bonus is paid to employees of the Company, and a lump sum payment from Immunic AG equal to twelve (12) months of Dr. Muehler’s fixed annual salary under the Service Agreement, subject to Dr. Muehler’s execution of a release of claims in favor of the Company and compliance with the terms of the Separation Agreement. Additionally, 100% of Dr. Muehler’s outstanding equity awards vested as of the Separation Date. Dr. Muehler will have three (3) years following Separation Date to exercise any vested equity awards
Components of Results of Operations
Revenue
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
Research and Development Expenses
Research and development expenses consist of costs associated with our research activities, including our product discovery efforts and the development of our product candidates. Our research and development expenses include:

•external research and development expenses and milestone payments incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, collaborations with partners, consultants, and our scientific advisors; and

•internal personnel expenses.
We expense research and development costs as incurred. Non-refundable advance payments for goods and services that will be used in future research and development activities are capitalized as prepaid expenses and expensed when the service has been performed or when the goods have been received.
Since our inception in March 2016, we have spent a total of approximately $485.6 million in research and development expenses through March 31, 2026.
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
Other Income (Expense), Net
Other income (expense) primarily consists of a German Government research and development grant in 2025.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our operating expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$25,626	$21,533	$4,093	19%
General and administrative	7,609	5,292	2,317	44%
Total operating expenses	$33,235	$26,825	$6,410	24%
Loss from operations	(33,235)	(26,825)	(6,410)	24%
Other income:
Interest income	760	183	$577	315%
Other income (expense), net	(113)	1,169	$(1,282)	(110)%
Total other income	647	1,352	$(705)	(52)%
Net loss	$(32,588)	$(25,473)	$(7,115)	28%

Research and development expenses increased by $4.1 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase reflects (i) a $2.9 million increase in external development costs related to the vidofludimus calcium program, (ii) a $1.0 million increase in personnel expenses, $0.7 million of which was related to non-cash stock compensation and (iii) a $0.2 million increase related costs across numerous categories.

General and administrative expenses increased by $2.3 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was due to (i) a $2.0 million increase related to personnel expenses, of which $1.8 million was related to non-cash stock compensation, (ii) a $0.2 million increase in legal and consultancy expenses, (iii) a $0.2 million increase in marketing expenses, which was partially offset by a $0.1 million decrease related to costs across numerous categories.

Interest income increased $0.6 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This is due to a higher average cash balance as a result of the February 2026 Private Placement.

Other income (expense) decreased by $1.3 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily attributable to (i) a $1.1 million grant income of the German Federal Ministry of Finance recognized in the first quarter 2025 and no grant income in 2026 and (ii) a $0.2 million decrease across numerous categories.

Liquidity and Capital Resources
Liquidity and Financial Condition
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $641.2 million as of March 31, 2026 and $608.6 million as of December 31, 2025. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through March 31, 2026, we have raised net cash of approximately $684.9 million from private and public offerings of preferred stock, common stock, prefunded warrants and tranche rights. As of March 31, 2026, we had cash and cash equivalents of approximately $186.6 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2023 Registration Statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement. As a result of the April 2025 Offering and May 2025 Offering, the total amount available under the 2023 Shelf Registration Statement was reduced by $70.1 million to $262.2 million as of March 31, 2026. The Company can also use the unused amount (currently $80 million) of the available ATM as additional shelf availability.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of March 31, 2026, $80.0 million in capacity remains under the May 2024 ATM.
We agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the May 2024 ATM and have agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
We did not have any ATM activity during the three months ended March 31, 2026 and 2025.
Equity Offerings
February 2026 Private Placement

Securities Purchase Agreement

On February 12, 2026, we entered into a securities purchase agreement (the “February Securities Purchase Agreement”) with certain accredited investors (the “February Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “February 2026 Offering”), pre-funded warrants (the “February 2026 Pre-Funded Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Pre-Funded Warrants, the “February 2026 Pre-Funded Warrant Shares”) to purchase up to one share of Common Stock at a price of $0.001, with each February 2026 Pre-Funded Warrant accompanied by a warrant to purchase (i) a share of Common Stock or (ii) a pre-funded warrant to purchase a share of Common Stock (collectively, the “February 2026 Common Warrants” and together with the February 2026 Pre-Funded Warrants, the “February 2026 Warrants”, and the shares of Common Stock issuable upon exercise of the February 2026 Common Warrants, the “February 2026 Common Warrant Shares”, and together with the February 2026 Pre-Funded Warrant Shares, the “February 2026 Warrant Shares”).

The purchase price for each February 2026 Pre-Funded Warrant and accompanying February 2026 Common Warrant was $8.73. Each February 2026 Pre-Funded Warrant is immediately exercisable at a price of $0.001 per share. Each February 2026 Common Warrant is exercisable at a price $8.73 per share (subject to adjustment as set forth therein) following the completion of the Reverse Stock Split until the earlier of (i) 30 trading days following the date of our initial public announcement of topline data from its Phase 3 ENSURE trials (for the avoidance of doubt, the later date of the initial public announcement of topline data from ENSURE-1 or ENSURE-2, if announced separately) (the “Topline Data Announcement”), (ii) immediately upon the exercise of the February 2026 Pre-Funded Warrants if such exercise of February 2026 Pre-Funded Warrants is prior to the Topline Data Announcement, provided that if the February 2026 Pre-Funded Warrant is not exercised in full, the February 2026 Common Warrant expires proportionally only to the extent the Pre-Funded Warrant is exercised, and (iii) February 17, 2031.

The Offering closed on February 17, 2026 (the “February 2026 Closing Date”).

The Company issued 22,907,600 February 2026 Pre-Funded Warrant Shares. The aggregate gross proceeds to the Company from the issuance and sale of the February 2026 Warrants was $200 million, before deducting fees paid to the placement agents and financial advisors of the Company of $12.7 million, for net proceeds of $187.3 million.

As compensation in connection with the February 2026 Offering, we agreed to pay the placement agents a fee equal to 6% of the aggregate gross proceeds received by us (i) upon the issuance of the February 2026 Warrants at closing and (ii) upon the cash exercise of the February 2026 Common Warrants.

The Offering

The securities issued in the February 2026 Offering have not been registered under the Securities Act, and until so registered the securities may not be offered or sold absent registration or availability of an applicable exemption from registration. There is no established public trading market for the February 2026 Warrants, and we do not intend to list such securities on any national securities exchange or nationally recognized trading system. On April 2, 2026, we filed a registration statement on Form S-3 (File No. 333-294855) to register the Registrable Securities for resale by the February Investors, which registration statement was amended on April 30, 2026, and declared effective by the SEC on May 4, 2026.

Royalty Exchange Agreement

As previously disclosed, on June 3, 2025, the Company issued Series B Common Stock Warrants to purchase up to an aggregate of 8,666,667 shares of Common Stock (or prefunded warrants to purchase shares of Common Stock) in an underwritten public offering (the “Series B Warrants”). On February 12, 2026, in conjunction with our February 2026 Private Placement, the Company entered into a purchase and sale agreement (the “Royalty Exchange Agreement”) with certain Series B Warrant holders who had purchased a predetermined number of Series B Warrants (each a “Participating Series B Holder”) and BVF Partners, L.P. (“BVF”), acting as royalty interest agent (the “Warrant Exchange”). The Participating Series B Holders were also required to participate in the February private placement in order to participate in the Warrant Exchange.

Pursuant to the Royalty Exchange Agreement, the Participating Series B Holders exchanged an aggregate of 5,108,700 Series B Warrants for a pro rata share of an aggregate 5% synthetic royalty on future sales of the Company’s vidofludimus calcium program in any country (the “Royalty Interests”). The pro rata share for each Participating Series B Holder is equal to the number of Series B Warrants exchanged by such Participating Series B Holder divided by the number of Series B Warrants exchanged by all Participating Series B Holders (expressed as a percentage). Royalty Interests will be due and payable quarterly by the Company to the Participating Series B Holders following the First Commercial Sale (as defined in the Royalty Exchange Agreement). The Company determined that the Royalty Interests do not meet the criteria for recognition as a liability. The Company will recognize amounts payable under the Royalty Interests when they become probable and estimable.

On the Closing Date, Series B Warrants to purchase up to an aggregate of 5,108,700 shares of Common Stock were surrendered by Participating Series B Holders and cancelled in exchange for the Royalty Interests. As this exchange occurred as part of an equity financing with the participating investor on the Closing Date, the effect of the exchange was reflected as an equity issuance cost net within additional paid in capital.

April 2025 Offering

On April 9, 2025, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of an aggregate of 566,667 shares of our Common Stock (the “April 2025 Shares”). The purchase price per share was $9.00 for aggregate gross proceeds of approximately $5.1 million. The offer and sale of the shares is referred to herein as the “April 2025 Offering.” The April 2025 Offering closed on April 10, 2025.

In addition, on April 9, 2025, the Company entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), relating to the April 2025 Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the April 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith. Additionally, upon the closing of the April 2025 Offering, the Company agreed to issue to the Placement Agent, or its designees, warrants to purchase up to an aggregate of 28,333 shares of common stock, representing 5.0% of the shares sold in the April 2025 Offering (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable, in whole or in part, for five years from the anniversary of the Placement Agency Agreement, at an initial exercise price per share of common stock of $11.25, which is equal to 125% of the price per share to investors in the April 2025 Offering. The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants were offered pursuant to the exemptions from registration provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The net proceeds to the Company from the April 2025 Offering, after deducting commissions and the Company’s offering expenses, was approximately $4.7 million.

The April 2025 shares were registered under the Securities Act, on the Company’s Registration Statement on Form S-3 (Registration No. 333-275717), previously filed with the SEC, and declared effective on May 31, 2024.

May 2025 Equity Offering

On May 28, 2025, we entered into an underwriting agreement (the “May 2025 Underwriting Agreement”) with Leerink Partners LLC, for the issuance and sale of (i) pre-funded warrants to purchase an aggregate of 8,666,667 shares of Common stock (the “May 2025 Pre-Funded Warrants”), (ii) accompanying series A warrants to purchase an aggregate of 8,666,667 shares of Common Stock (or Pre-Funded Warrants) (the “Series A Warrants”), and (iii) accompanying series B warrants to purchase an aggregate of 8,666,667 shares of Common Stock (or Pre-Funded Warrants) (the “Series B Warrants”) (the “May 2025 Offering”). The price per May 2025 Pre-Funded Warrant and accompanying Series A Warrant and Series B Warrant was $7.499.

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.001 per share and will expire when exercised in full. The Series A Warrants were exercisable for one share of Common Stock at an exercise price of $7.50 per share. All of the Series A Warrants expired as of March 31, 2026. Each Series B Warrant is exercisable for one share of Common Stock at an exercise price of $7.50 per share and will expire five years from the date of issuance. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. On February 17, 2026, as part of the February 2026 Private Placement, 5,108,700 warrants were exchanged for the right to share a 5% royalty. On March 10, 2026, 200,000 of the Series B warrants were exercised for $1.4 million in net cash proceeds, resulting in 3,357,967 Series B Warrants outstanding as of March 31, 2026. The Company may receive up to an aggregate of approximately $25.2 million of additional gross proceeds if the remaining Series B Warrants are exercised in full for cash. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.
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
As of March 31, 2026, we had approximately $186.6 million in cash and cash equivalents.

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(17,301)	$(21,776)
Investing activities	$(2)	$(47)
Financing activities	$188,642	$—
Operating activities
During the three months ended March 31, 2026, operating activities used $17.3 million of cash. The use of cash primarily resulted from our net loss of $32.6 million adjusted for non-cash charges of $4.7 million primarily related to stock-based compensation of $4.5 million and non-cash lease expense of $0.2 million and a $10.6 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2026 consisted primarily of a net increase of $5.2 million in other current assets and prepaid expenses and $5.6 million in accounts payable and other accrued expenses.
During the three months ended March 31, 2025, operating activities used $21.8 million of cash. The use of cash primarily resulted from (i) our net loss of $25.5 million adjusted for non-cash charges of $2.2 million related to $2.0 million for stock-based compensation, $0.1 million related to non-cash lease expense, and $0.1 million related to depreciation and (ii) a $1.5 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the three months ended March 31, 2025 consisted primarily of a net increase of $2.4 million in accounts payable and other accrued expenses partially offset by $0.8 million decrease in our other current assets and prepaid expenses.
Investing activities
During the three months ended March 31, 2026, net investing activities used $2,000 due to the purchase of property and equipment.
During the three months ended March 31, 2025, net investing activities used $47,000 due to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $188.6 million during the three months ended March 31, 2026 primarily consisting of net cash proceeds of $187.3 from the February 2026 Private Placement and $1.4 million from the exercise of a portion of the Series B warrants.
There was no cash provided by financing activities for the three months ended March 31, 2025.
Off-Balance Sheet Arrangements
Through March 31, 2026, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
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

Maturities of the operating lease obligation are as follows as of March 31, 2026:

2026	$272,000
2027	88,000
2028	85,000
2029	—
2030	—
Thereafter	—
Total	445,000
Interest	(24,000)
Present value of obligation	$421,000
Contractual Obligations
As of March 31, 2026, the Company has non-cancelable contractual obligations under certain agreements related to its development programs vidofludimus calcium and IMU-856 totaling approximately $1.0 million, all of which is expected to be paid in 2026.
Royalty Payable
Pursuant to the Royalty Exchange Agreement, the Participating Series B Holders exchanged an aggregate of 5,108,700 Series B Warrants for a pro rata share of an aggregate 5% synthetic royalty on future sales of the Company’s vidofludimus calcium program in any country.
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
We had cash and cash equivalents and investments of $186.6 million as of March 31, 2026, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. As of March 31, 2026, our German and Australian subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $18.2 million. A change of approximately $1.8 million in net current assets would result as of March 31, 2026, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the Euro. In addition, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2026, would have impacted our net loss by approximately $2.5 million, primarily due to the Euro.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e)) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that as of March 31, 2026 our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the risk factors included in Item 1A. of the 2025 Annual Report and the other information in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our 2025 Annual Report, and elsewhere in this Quarterly Report occur, our business, operating results and financial condition could be seriously harmed. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in our 2025 Annual Report and elsewhere in this Quarterly Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).
Item 6. Exhibits

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
1.1	Underwriting Agreement	8-K	1.1	May 30, 2025
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunic, Inc.	8-K	3.1	March 8, 2024
3.4	Certificate of Amendment to the Certificate of Incorporation, as ammended and restated, dated April 22, 2026	8-K	3.1	April 23, 2026

4.1	2019 Omnibus Equity Incentive Plan, as amended,		S-8	4.2	August 21, 2023
4.2+	Amended and Restated 2021 Employee Stock Purchase Plan.		S-8	10.3	July 28, 2021
4.4	Form of Pre-Funded Warrant		8-K	4.1	January 4, 2024
4.5	Form of Placement Agent Warrant		8-K	4.1	April 9, 2025
4.6	Form of Pre-funded Warrant		8-K	4.1	May 30, 2025
4.7	Form of Series A Warrant		8-K	4.2	May 30, 2025
4.8	Form of Series B Warrant		8-K	4.3	May 30, 2025
4.9	Form of Pre-funded Warrant		8-K	4.1	February 13, 2026
4.10	Form of Common Warrant		8-K	4.2	February 13, 2026
10.1+	Addendum No. 6, dated August 29, 2024, to Employment Agreement, dated April 17, 2020, between Immunic, Inc. and Duane Nash.		8-K	10.1	September 3, 2024
10.2+	Employment Agreement, dated December 18, 2023, between Immunic, Inc. and Dr. Andreas Muehler.		8-K	10.3	December 18, 2023
10.3	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Daniel Vitt.		8-K	10.1	December 18, 2023
10.4	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Andreas Muehler.		8-K	10.2	December 18, 2023
10.5	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.		8-K	10.4	December 18, 2023
10.6	Securities Purchase Agreement, dated January 4, 2024, by and among the Company and the Investors.		8-K	10.1	January 4, 2024
10.7	Form of Indemnification Agreement.		8-K	10.4	July 17, 2019
10.8	Service Agreement, dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler.		10-K	10.5	February 23, 2023
10.9	Service Agreement, dated September 29, 2016, between Immunic AG and Daniel Vitt.		10-K	10.6	February 23, 2023
10.10+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.		8-K	10.5	July 17, 2019
10.11+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.		8-K	99.3	September 5, 2019
10.12+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.		8-K	10.2	April 20, 2020
10.13+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler		8-K	10.3	June 10, 2021
10.14+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley		8-K	10.4	June 10, 2021
10.15+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh		8-K	10.1	October 14, 2021
10.16+	Employee Agreement, dated July 9, 2024, between Immunic, Inc. and Jason Tardio		10-Q	10.16	August 8, 2024
10.17	Employment agreement dated December 13, 2024, between Immunic, Inc. and Dr. Daniel Vitt		8-K	10.1	December 18, 2024
10.18	Amended and Restated 2021 Employee Stock Purchase Plan		S-8	4.4	July 2, 2024
10.19	2019 Omnibus Equity Incentive Plan, as amended		8-K	10.1	June 4, 2025
10.20	Form of Placement Agency Agreement		8-K	10.1	April 9, 2025
10.21	Form of Securities Purchase Agreement		8-K	10.2	April 9, 2025
10.22	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Duane Nash.	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Duane Nash.	8-K	10.1	January 5, 2026
10.23	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Daniel Vitt.	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Daniel Vitt.	8-K	10.2	January 5, 2026
10.24	Addendum to Service Agreement, dated December 29, 2025, between Immunic AG and Dr. Daniel Vitt.		8-K	10.3	January 5, 2026

10.25	Form of Securities Purchase Agreement, dated February 12, 2026 by and among Immunic, Inc. and the purchasers named therein.		8-K	10.1	February 13, 2026
10.26	Form of Registration Rights Agreement, dated February 12, 2026 by and among Immunic, Inc. and the holders named therein.		8-K	10.2	February 13, 2026
10.27	Form of Purchase and Sale Agreement, dated February 12, 2026 by and amongImmunic, Inc., the holders named therein, and BVF Partners, L.P.	Form of Purchase and Sale Agreement, dated February 12, 2026 by and among Immunic, Inc., the holders named therein, and BVF Partners, L.P.	8-K	10.3	February 13, 2026
10.28	2026 Inducement Plan		S-8	99.1	April 9, 2026
10.29+	Retention Bonus Agreement, dated as of April 7, 2026, by and between Daniel Vitt and Immunic, Inc.		8-K	10.1	April 10, 2026
10.30+	Employment Agreement, dated April 24, 2026, by and between Immunic, Inc. and Michael A. Panzara		8-K	10.1	April 28, 2026
10.31+	Transition, Separation, and Consulting Agreement, dated April 27, 2026, between Immunic, Inc. and Andreas Rolf Muehler		8-K	10.2	April 28, 2026
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: May 13, 2026                    By: /s/ Daniel Vitt
    Daniel Vitt
    Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026                    By: /s/ Glenn Whaley
    Glenn Whaley
    Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)