Form 10-Q
period 2026-06-30
IMMUNIC, INC.
filed 2026-08-11
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

On July 31, 2026, 13,644,467 shares of common stock, $0.0001 par value, were outstanding.

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

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$155,098	$15,483
Other current assets and prepaid expenses	2,735	7,386
Total current assets	157,833	22,869
Property and equipment, net	771	608
Right-of-use assets	565	575
Total assets	$159,169	$24,052
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,665	$10,138
Accrued expenses	17,852	18,645
Other current liabilities	743	1,835
Total current liabilities	31,260	30,618
Long term liabilities
Operating lease liabilities	328	107
Total long-term liabilities	328	107
Total liabilities	31,588	30,725
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 shares authorized and no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025, and 13,644,467 and 12,038,263 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	13	9
Additional paid-in capital	800,054	599,241
Accumulated other comprehensive income	2,772	2,648
Accumulated deficit	(675,258)	(608,571)
Total stockholders’ equity (deficit)	127,581	(6,673)
Total liabilities and stockholders’ equity (deficit)	$159,169	$24,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$25,931	$21,369	$51,557	$42,902
General and administrative	9,396	5,714	17,005	11,006
Total operating expenses	35,327	27,083	68,562	53,908
Loss from operations	(35,327)	(27,083)	(68,562)	(53,908)
Other income (expense):
Interest income	1,286	241	2,046	424
Other income (expense), net	(58)	22	(171)	1,191
Total other income	1,228	263	1,875	1,615
Net loss	$(34,099)	$(26,820)	$(66,687)	$(52,293)

Net loss per share, basic and diluted	$(0.80)	$(2.03)	$(1.83)	$(4.48)

Weighted-average common shares outstanding, basic and diluted	42,513,839	13,217,520	36,359,274	11,684,499
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(34,099)	$(26,820)	$(66,687)	$(52,293)
Other comprehensive income (loss):
Foreign currency translation	(285)	(1,399)	124	(1,684)
Total comprehensive loss	$(34,384)	$(28,219)	$(66,563)	$(53,977)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2026	12,038,263	$9	$599,241	$2,648	$(608,571)	$(6,673)
Net loss	—	—	—	—	(32,588)	(32,588)
Stock-based compensation	—	—	1,443	—	—	1,443
Foreign exchange translation adjustment	—	—	—	409	—	409
February 2026 Private Placement net of issuance costs of $12,747	—	—	187,263	—	—	187,263
Exercise of pre-funded warrants from May 2025 Offering	1,383,220	2	—	—	—	2
Exercise of Series B warrants from May 2025 Offering net of issuance costs of $123	200,000	—	1,377	—	—	1,377
Balance at March 31, 2026	13,621,483	$11	$789,324	$3,057	$(641,159)	$151,233
Net loss	—	—	—	—	(34,099)	(34,099)
Stock-based compensation	—	—	5,416	—	—	5,416
Reclassification of Stock Appreciation Rights ("SARs") liability to equity	—	—	5,198	—	—	5,198
Foreign exchange translation adjustment	—	—	—	(285)	—	(285)
Shares issued in connection with the Company's employee stock purchase plan	18,884	2	84	—	—	86
Exercise of employee stock options	4,100	—	32	—	—	32
Balance at June 30, 2026	13,644,467	$13	$800,054	$2,772	$(675,258)	$127,581

Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2025	9,015,087	$8	$525,611	$4,209	$(511,399)	$18,429
Net loss	—	—	—	—	(25,473)	(25,473)
Stock-based compensation	—	—	2,042	—	—	2,042
Foreign exchange translation adjustment	—	—	—	(285)	—	(285)
Balance at March 31, 2025	9,015,087	$8	$527,653	$3,924	$(536,872)	$(5,287)
Net loss	—	—	—	—	(26,820)	(26,820)
Stock-based compensation	—	—	1,899	—	—	1,899
Foreign exchange translation adjustment	—	—	—	(1,399)	—	(1,399)
Issuance of pre-funded warrants - June 2025 Financing, net of issuance costs of $4,332	—	—	60,661	—	—	60,661
Issuance of common stock - April 2025 Financing,net of issuance costs of $367	566,667	1	4,733	—	—	4,734
Exercise of pre-funded warrants from January 2024 Financing	261,306	—	—	—	—	—
Shares issued in connection with the Company's employee stock purchase plan	22,000	—	123	—	—	123
Balance at June 30, 2025	9,865,060	$9	$595,069	$2,525	$(563,692)	$33,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(66,687)	$(52,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	86
Stock-based compensation	11,248	3,941
Non-cash lease expense	360	108
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	4,491	(429)
Accounts payable	2,860	(896)
Accrued expenses	(318)	3,447
Other liabilities	37	(231)
Operating lease liability	(357)	(118)
Net cash used in operating activities	(48,299)	(46,385)
Cash flows from investing activities:
Purchases of property and equipment	(251)	(83)
Net cash used in investing activities	(251)	(83)
Cash flows from financing activities:
Proceeds from the exercise of Series B warrants, net of issuance costs	1,377	—
Proceeds from February 2026 Private Placement, net of issuance costs	187,263	—
Proceeds from shares issued in connection with the Company's employee stock purchase plan	86	123
Proceeds from May 2025 Offering, net of issuance costs	—	60,661
Proceeds from April 2025 Offering, net of issuance costs	—	4,734
Proceeds from the exercise of employee stock options	32	—
Proceeds from the exercise of pre-funded warrants	2	—
Net cash provided by financing activities	188,760	65,518
Effect of exchange rate changes on cash and cash equivalents	(595)	592
Net change in cash and cash equivalents	139,615	19,642
Cash and cash equivalents, beginning of period	15,483	35,668
Cash and cash equivalents, end of period	$155,098	$55,310
Supplemental disclosure of noncash investing and financing activities:
Reclassification of SARs liability to equity	$5,198	$—
Operating lease right-of use asset obtained in exchange for lease obligation	$345	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a late-stage biotechnology company pioneering the development of novel oral therapies for neurologic diseases. The Company is headquartered in New York City with its research and development operations in Gräfelfing near Munich, Germany. The Company had approximately 100 employees as of July 31, 2026.
The Company is focused on development and potential commercialization of orally administered, small molecule programs with unique features intended to directly address the unmet needs of patients with neurologic and autoimmune diseases. The vidofludimus calcium (IMU-838) program is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“MS”), with an additional Phase 3 clinical trial in progressive MS planned to be initiated. It has previously shown therapeutic activity in Phase 2 clinical trials in patients with relapsing-remitting MS, progressive MS, and other diseases. The Company’s development pipeline also includes earlier-stage programs, including IMU-381 and IMU-856, aimed at building a broader therapeutics platform addressing neurodegenerative and autoimmune diseases.
The Company’s business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including delays in clinical trials, the failure of its clinical trials to meet their endpoints, failure to obtain regulatory approval and needing substantial additional funding to continue and potentially complete the development and commercialization of the Company's development programs.
Financial Condition, Liquidity and Going Concern
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $675.3 million as of June 30, 2026 and $608.6 million as of December 31, 2025. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through June 30, 2026, the Company raised net cash of approximately $684.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of June 30, 2026, we had cash and cash equivalents of approximately $155.1 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.
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
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S. of approximately $110.5 million, Germany of approximately $44.5 million and Australia of approximately $0.1 million as of June 30, 2026. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions. Cash and cash equivalents in the U.S. are held at JP Morgan and are primarily held in a U.S. Government money market fund account earning interest at a rate of 3.5% during the three months ended June 30, 2026. Cash and cash equivalents in Germany are earning interest at a rate of 1.8% to 2.2% during the three months ended June 30, 2026.
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
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 3 assets for the periods presented. The Company had a Stock Appreciation Rights liability starting the third quarter of 2025 into the second quarter of 2026 (see Note 7 "Stock Appreciation Rights Plan").
The carrying value of cash and cash equivalents, other current assets and prepaid expenses, accounts payable, accrued expenses, and other current liabilities approximates fair value due to the short period of time to maturity.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $34,000 and $43,000 for the three months ended June 30, 2026 and 2025, respectively, and $67,000 and $86,000 for the six months ended June 30, 2026 and 2025, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the six months ended June 30, 2026 and 2025.
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for its development programs, vidofludimus calcium, IMU-381and IMU-856. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program, for clinical trials in MS.
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
Ludwig-Maximilians-University Agreement
Effective June 30, 2025 and November 11, 2025, Immunic AG entered into licensing agreements with the Ludwig-Maximilians-University, Munich, Germany, for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement, the Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments related to these molecules, none of which have been earned as of June 30, 2026.
Government assistance
Government assistance relating to research and development performed by Immunic Australia Pty Ltd. is recorded as a component of Other Income (expense). This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to 4.2 million Euros per year. Based on the uncertainty of government approval, the Company does not record government assistance until approval is obtained. We had recognized expense of $0 and $7,000 for the three months ended June 30, 2026 and 2025, respectively and $0 and $1.0 million of other income related to research activities performed during the six months ended June 30, 2026 and 2025, respectively.
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
If SARs meet the requirements to be classified as a liability, the Company measures the SARs at each reporting date at their fair value and recognizes expense based on the latest fair value for the percentage the requisite service period that has been provided for each vesting condition contained within the SAR award, which may relate to service, market and performance conditions depending on the terms of the award. If SARs meet the requirements to be classified as equity, the Company measures the award at the grant date and amortizes the award over the requisite service period.
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

The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of June 30, 2026 and December 31, 2025, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company is subject to U.S. federal, New York, California, Massachusetts, North Carolina, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2019 through 2025 are subject to audit by German and Australian tax authorities. The German tax authorities completed its review for Immunic AG and Immunic GmbH subsidiaries for the years ended December 31, 2021-2023 and there were no findings.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three and six months ended June 30, 2026 includes 858,015 pre-funded warrants from the January 2024 Financing, 5,119,867 pre-funded warrants from the May 2025 Offering and 22,907,600 pre-funded warrants from the February 2026 Offering that remain unexercised as of June 30, 2026. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three and six months ended June 30, 2025 includes 858,050 pre-funded warrants from the January 2024 Financing and 8,666,667 pre-funded warrants from the May 2025 Offering that remain unexercised as of June 30, 2025.

Potentially dilutive securities, not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of June 30,
	2026	2025
Options to purchase common stock	6,150,494	2,585,361
Placement agent warrants	28,333	28,333
Time based Stock Appreciation Rights	496,679	—
Stock Appreciation Rights from exercised Series B Warrants	23,077	—
Potential additional Stock Appreciation Rights from Series B Warrants	384,694	—
February 2026 common warrants	22,907,600	—
Series B Warrants	3,357,967	—
	33,348,844	2,613,694
Recently Issued and/or Adopted Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses in commonly presented expense captions such as inventory purchases, employee compensation, depreciation and intangible asset amortization. The disclosure requirements may be applied prospectively for the current year or retrospectively for all prior periods presented in the financial statements during the year of adoption. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	June 30, 2026	December 31, 2025
Prepaid clinical and related costs	$743	$2,064
VAT receivable	281	333
Research grant receivable	—	3,789
Prepaid insurance	861	369
Other	850	831
Total	$2,735	$7,386
Accounts Payable
Accounts Payable consist of (in thousands):

	June 30, 2026	December 31, 2025
Clinical costs	$11,719	$9,493
Legal and audit costs	211	262
Other	735	383
Total	$12,665	$10,138

Accrued Expenses
Accrued expenses consist of (in thousands):

	June 30, 2026	December 31, 2025
Accrued clinical and related costs	$15,499	$16,102
Accrued legal and audit costs	184	137
Accrued compensation	1,504	2,168
Accrued other	665	238
Total	$17,852	$18,645
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	June 30, 2026	December 31, 2025
Lease liabilities	$239	$470
SARs liability	—	809
Other	504	556
Total	$743	$1,835
4. Leases
Operating Leases
The Company leases certain office space under non-cancelable operating leases. The New York City office lease terminates on July 31, 2028, and the lease for the research laboratory in Planegg, Germany terminates on November 30, 2028. The lease term has expired for the Gräfelfing, Germany office, however, the Company is currently operating on a one-year monthly rolling lease and the Company needs to provide one-years notice to terminate the lease. Renewal options were not included in calculating the right of use asset and liabilities for this facility. These agreements include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease was extended on May 6, 2026 for an additional two years resulting in the new lease termination date of July 31, 2028. There were net additions of $345,000 related to the extension of the New York City lease during the six months ended June 30, 2026. The New York City lease has a renewal option, but this was not included in calculating the right of use asset and liabilities. In February 2023, the Company leased space in Germany for a research laboratory. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions.
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
Immunic’s operating lease costs and variable lease costs were $331,000 and $312,000 for the three months ended June 30, 2026 and 2025, respectively and $666,000 and $591,000 for the six months ended June 30, 2026 and 2025, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of the operating lease obligation are as follows as of June 30, 2026 (in thousands):

2026	$136
2027	281
2028	205
Thereafter	—
Total	$622
Interest	(55)
Present value of obligation	$567

5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$110,082	$110,082	$—	$—
Total assets at fair value	$110,082	$110,082	$—	$—

	Fair Value Measurement at Fair Value Measurement at December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$9,244	$9,244	$—	$—
Total assets at fair value	$9,244	$9,244	$—	$—

	Fair Value Measurement at Fair Value Measurement at December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
SARs liability	$809	$—	$—	$809
Total Liabilities	809	—	—	809
For the Company’s money market funds which are included as a component of cash and cash equivalents on the consolidated balance sheet, realized gains and losses are included in interest income on the consolidated statements of operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 3.5% in a U.S. Government money market fund.
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2026. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The Company recorded a SARs liability of $0 and $0.8 million as of June 30, 2026 and December 31, 2025, respectively, as a result of the grant of up to 3.5 million SARs in July 2025 (see note 7). The fair value of the SARs liability was classified as Level 3 under the fair value hierarchy up until June 29, 2026 when the shareholders approved an increase of an additional 6 million allowable shares related to the 2019 Equity Plan. Upon the approval of additional shares, the Company determined it meets the other criteria to be classified as an equity classified award and therefore no longer needs to be marked to market each quarter. Any previous liability that was recognized for these awards was reclassified to Additional Paid-in Capital during the quarter ended June 30, 2026. A rollforward of the fair value of the SARs liability is as follow (in thousands):

Fair value of SARs liability at December 31, 2025	$809
Change in fair value of SARs liability for the three months ended March 31, 2026	1,901
Fair value of SARs liability at March 31, 2026	2,710
Change in fair value of SARs liability from April 1, 2026 through June 29, 2026	2,488
Reclassification of the fair value of SARs liability to equity	(5,198)
Fair value of SARs liability at June 30, 2026	$—
The Company utilized a Monte Carlo simulation model in conjunction with a Probability-Weighted Expected Return Model (“PWERM”) to estimate the fair value of the SARs liabilities. This valuation model incorporates various assumptions, including stock price volatility, risk-free interest rate, corporate transaction probability and the expected term of the underlying equity instruments and SARs.
The following table summarizes the key assumptions used in estimating the fair value of the SARs at June 29, 2026, and December 31, 2025:

	June 29, 2026	December 31, 2025
Expected term (years)	0.09-2.71	1.00-2.40
Risk-free interest rate	4.02%-4.34%	3.64%-4.11%
Stock price volatility	85%-110%	65%-115%
Probability (1)	50%-50%	50%-50%
Dividend rate	—%	—%

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

In November 2023, the Company filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. This registration statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement. As a result of the April 2025 Offering and May 2025 Offering, the total amount available under the 2023 Shelf Registration Statement was reduced by $70.1 million to $262.2 million as of June 30, 2026. The Company can also use the unused amount of the available ATM as additional shelf availability.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of June 30, 2026, $80.0 million in capacity remains under the May 2024 ATM.
  The Company has agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the May 2024 ATM and has agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
The Company did not have any ATM activity during the three or six months ended June 30, 2026 and 2025.
Stock Reserved for Future Issuance
Shares reserved for future issuance at June 30, 2026 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	42,142
Shares reserved for the January 2024 Pre-funded stock warrants	858,015
Placement agent warrants	28,333
Outstanding stock options	6,150,494
Shares reserved for the May 2025 Pre-funded warrants	5,119,867
Shares reserved for Time based SARs	496,679
Shares reserved for SARs for exercised Series B warrants	23,077
Shares reserved for SARs for unexercised Series B warrants	384,694
Shares reserved for the May 2025 Series B warrants	3,357,967
Shares reserved for the February 2026 Pre-funded warrants	22,907,600
Shares reserved for the February 2026 common warrants	22,907,600
Common stock options available for future grant:
2017 Inducement Equity Incentive Plan	4,625
2019 Omnibus Equity Incentive Plan	3,790,399
2026 Inducement Equity Incentive Plan	250,000
Total common shares reserved for future issuance	66,321,492
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

On the Closing Date, Series B Warrants to purchase up to an aggregate of 5,108,700 shares of Common Stock were surrendered by Participating Series B Holders and cancelled in exchange for the Royalty Interests. As this exchange occurred as part of an equity financing with the participating investor on the Closing Date, the effect of the exchange was reflected as an equity issuance cost net within additional paid-in capital.

Special Meeting and Reverse Stock Split

On April 14, 2026, we held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, our stockholders voted to authorize our Board of Directors ("the "Board"), in its discretion, to amend our certificate of incorporation, as amended and restated, to effect a reverse stock split of all of the outstanding shares of the Common Stock, at a ratio in the range of 1-for-10 to 1-for-30, with such ratio to be determined by the Board. Following the Special Meeting, the Board approved a reverse stock split of our issued and outstanding Common Stock, at a ratio of 1-for-10 shares, which became effective April 27, 2026 (the “Reverse Stock Split”).
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

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.001 per share and will expire when exercised in full. The Series A Warrants were exercisable for one share of Common Stock at an exercise price of $7.50 per share. All of the Series A Warrants expired as of June 30, 2026. Each Series B Warrant is exercisable for one share of Common Stock at an exercise price of $7.50 per share and will expire five years from the date of issuance. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. On February 17, 2026, as part of the February 2026 Private Placement, 5,108,700 warrants were exchanged for the right to share a

5% royalty. On March 10, 2026, 200,000 of the Series B warrants were exercised for $1.4 million in net cash proceeds, resulting in 3,357,967 Series B Warrants outstanding as of June 30, 2026. The Company may receive up to an aggregate of approximately $25.2 million of additional gross proceeds if the remaining Series B Warrants are exercised in full for cash. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.
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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through June 30, 2026, no cash dividends had been declared or paid.
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
Pre-funded Warrants
The Company issued 1,119,356 pre-funded warrants in connection with a financing in January 2024, 261,341 of which were exercised into 261,341 shares of common stock in the quarter ended June 30, 2025 and 858,015 of the pre-funded warrants remain outstanding as of June 30, 2026.
The Company issued 8,666,667 pre-funded warrants in connection with the May 2025 Offering, 2,163,500 of which were exercised into 2,163,413 shares of common stock in the year ended December 31, 2025 and 1,383,300 of which were exercised into 1,383,220 shares of common stock in the six month ended June 30, 2026. 5,119,867 of pre-funded warrants remain outstanding as of June 30, 2026.
The Company issued 22,907,600 pre-funded warrants in connection with the February 2026 Pre-funded Warrant Shares in the February 2026 Private Placement, which are accompanied by a warrant to purchase one share of common stock or a pre-funded warrant to purchase a share of common stock subject to exercise restrictions, all of which are still outstanding as of June 30, 2026.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, with such voting powers (if any), designations, powers, preferences, and relative, participating, optional or other rights, if any, and any qualifications, limitations or restrictions thereof, as shall be set by the Board of Directors. No preferred shares were outstanding as of June 30, 2026.

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

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 77,858 shares life-to-date under the ESPP. The Company recognized $16,000 and $32,000 of expense related to the plan during the three and six months ended June 30, 2026, respectively. The Company recognized $22,000 and $48,000 of expense related to the plan during the three and six months ended June 30, 2025, respectively.

Stock Option Programs

In July 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan, (as amended, the “2019 Plan”), which was adopted by the Board of Directors (the "Board") with an effective date of June 14, 2019. The 2019 Plan allows for the grant of equity awards to employees, consultants and non-employee directors. An initial maximum of 150,000 shares of the Company’s common stock were available for grant under the 2019 Plan. The 2019 Plan included an evergreen provision that allowed for the annual addition of up to 4% of the Company’s fully-diluted outstanding stock, with a maximum allowable increase of 490,000 shares over the term of the 2019 Plan. In accordance with this provision, the shares available for grant were increased in 2020 through 2023 by a total of 440,887 shares. At the Company's Annual Stockholders meeting on June 28, 2023, stockholders voted to increase the allowable shares under the 2019 plan by 444,000 shares as well as to eliminate the evergreen provision. On March 4, 2024, the stockholders voted at the Company's Special Meeting to increase the allowable shares under the 2019 plan by 910,000 shares. On June 4, 2025, at the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to amend the terms of the 2019 Plan to, among other things, increase the allowable shares under the 2019 plan by 700,000 shares. On June 29, 2026, at the Company’s 2026 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to amend the terms of the 2019 Plan to, among other things, increase the allowable shares under the 2019 plan by 6,000,000 shares. The 2019 Plan (as amended on June 28, 2023, March 4, 2024, June 4, 2025 and June 29, 2026) is currently administered by the Board, or, at the discretion of the Board, by a committee of the Board, which determines the exercise prices, vesting schedules and other restrictions of awards under the 2019 Plan at its discretion. Options to purchase stock may not have an exercise price that is less than the fair market value of underlying shares on the date of grant, and may not have a term greater than ten years. Incentive stock options granted to employees typically vest over four years. Non-statutory options granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.
Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.
2026 Inducement Equity Compensation Plan

On March 13, 2026, the Board and the Compensation Committee of the Board adopted the Inducement Plan (the “Inducement Plan”), effective as of March 13, 2026, pursuant to which the Company reserved 3,000,000 shares of common stock to be issued exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market (“Rule 5635(c)(4)”). The Inducement Plan provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Board and the Committee without stockholder approval pursuant to Rule 5635(c)(4). The Company registered the 3,000,000 shares of common stock under a Registration Statement on Form S-8 (File No. 333-294952), filed with the SEC on April 9, 2026. Effective April 24, 2026 the Board granted 300,000 stock options to Michael Panzara, the Company's new Chief Medical Officer. Effective May 19, 2026, the Board voted to reduce the remaining stock options available under the Inducement Plan to 1,250,000. Effective May 22, 2026, the Board granted 1,000,000 stock options to Erik Lundgren, the Company's new CEO. As of June 30, 2026, there are 250,000 stock options available for grant remaining under the Inducement Plan.
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
Stock Option Movements During the Year
The following table summarizes stock option activity for the six months ended June 30, 2026 and 2025, respectively, for the 2019 Plan and the 2026 Inducement plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	2,572,850	$12.08
Granted	3,603,969	$11.78
Exercised	(4,100)	$7.73		$23,341
Forfeited or expired	(22,225)	$43.33
Outstanding as of June 30, 2026	6,150,494	$11.79	8.57	$23,610,172
Options exercisable as of June 30, 2026	1,760,240	$12.77	6.25	$6,031,157

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	1,613,605	$15.20
Granted	993,710	$7.80
Exercised	—	$—
Repricing Modification	—	$—
Forfeited or expired	(21,954)	$15.00
Outstanding as of June 30, 2025	2,585,361	$12.40	8.77	$—
Options exercisable as of June 30, 2025	704,289	$17.90	7.04	$—
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
The weighted-average grant date fair value of stock options granted under the 2019 Plan and 2026 Inducement Plan during the six months ended June 30, 2026 and 2025 was $11.73 and $6.70, respectively. The following are the underlying assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	4.20%	4.14%
Expected dividend yield	0%	0%
Expected volatility	109.4%	116.0%
Expected term of options (years)	5.80	5.91
As of June 30, 2026, there was $48.4 million in total unrecognized compensation expense relating to the 2019 Plan and 2026 Inducement Plan, to be recognized over a weighted average period of 3.40 years. There were stock options granted in the three months ended March 31, 2026 that were granted subject to shareholder approval, which was obtained in the three months ended June 30, 2026.
Modification of Stock Option and SARs Grants
The Company modified certain stock option and SARs grants during the quarter ended June 30, 2026 due to an employee termination. The incremental expense recognized was approximately $0.9 million which was recorded during the six months ended June 30, 2026.
Stock Appreciation Rights Plan
On July 7, 2025, the Board of Directors of Immunic, Inc. authorized grants, of up to an aggregate of 3,500,000 stock appreciation rights (“SARs”) to the Company’s employees and executive officers. As a result of the shareholders approving an increase of an additional six million shares available for issuance under the 2019 Plan on June 29, 2026, the Company can control the settlement of the SARS in shares and meet all other criteria to be classified as equity and therefore, were reclassified from liability classification to equity and no longer will be marked to market each quarter. The liability that was previously recognized for these awards was reclassified to Additional Paid in Capital during the quarter ended June 30, 2026. The exercise price of each SAR is $7.65, the closing price of the common stock on July 7, 2025.

The approximately 3,500,000 SARs granted consisted of five distinct tranches:

•Time Based SARs (TB SARs): There were 500,000 TB SAR's issued which will be exercisable beginning August 1, 2026. The number of TB SARs exercisable is fixed, and their exercisability is only subject to the time vesting condition. The TB SARs vest on August 1, 2026 and expire ten years from the date of grant.
•SARs tied to the exercise of Series A Warrants (SA SARs): The maximum number of SA SARs was capped at up to 1,000,000, but the number of SARs exercisable is determined based on the percentage of Series A Warrants to be exercised out of a total of 8,666,667 shares of Series A Warrants issued. As of June 30, 2026, all of the Series A warrants and SA SARs expired unexercised.

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
The Company’s SARs activity is as follows:

SARs grants	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at January 1, 2026	1,623,007	$7.65
SARs granted	—	$—
SARs forfeited or expired	(718,557)	$7.65
SARs exercised	—	$—
Balance at June 30, 2026	904,450	$7.65	9.02	$6,982,357
Exercisable at June 30 2026	—	$—	—	$—

The June 29, 2026 fair value of the SARs is $8.60 per share for TB SARs and $11.62 per share for SB SARs.

The Company recognized expense of $0.9 million and $2.8 million for the three and six months ended June 30, 2026, respectively, related to the SARs prior to a revaluation of these grants on June 29, 2026 on the date of reclassification from liability to equity. As a result of this revaluation, the Company recognized an additional $1.6 million of stock compensation expense for the three and six months ended June 30, 2026 on these SARs. There was no SARs expense for the three and six months ended June 30, 2025. As of June 30, 2026, the unrecognized compensation expense for the SARs is $3.9 million which is expected to be recognized over a weighted average period of 2.7 years.

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

The following table summarizes the key assumptions used in estimating the fair value of the SARs at June 29, 2026 which was the date the SARs were reclassified to equity and December 31, 2025:

	June 29, 2026	December 31, 2025
Expected term (years)	0.09-2.71	1.00-2.40
Risk-free interest rate	4.02%-4.34%	3.64%-4.11%
Stock price volatility	85%-110%	65%-115%
Probability (1)	50%-50%	50%-50%
Dividend rate	—%	—%

(1) Scenario probability was based on timing expectations of the Company that a corporate transaction occurring was estimated at 50%; and a corporate transaction not occurring at 50%.
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,906,000	$761,000	$5,389,000	$1,592,000
General and administrative	2,876,000	1,138,000	5,859,000	2,349,000
Total	$6,782,000	$1,899,000	$11,248,000	$3,941,000

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

The Nash Agreement provides that Dr. Nash will continue to serve as Chief Executive Officer and President of Gliomic until the Date of Termination. During the Term of Employment (as defined in the Nash Agreement), the Company will not pay Dr. Nash any additional cash retainer for serving on the Company’s Board of Directors (the “Board”). Upon termination of the Nash Agreement, Dr. Nash shall be entitled to be paid the cash retainer payable to outside directors on the Board of the Company and to the Chairman of the Board of Company for the period of time beginning from and after the Date of Termination and for so long as Dr. Nash remains on the Board. On December 31, 2025, Dr. Nash’s employment agreement with the Company, pursuant to which Dr. Nash was appointed Executive Chairman of the Company, expired by its terms. Effective June 30, 2026, the Nash Agreement was terminated and Dr. Nash will no longer receive any salary from the Company as CEO of Gliomic, however, he is entitled to six months of additional healthcare benefits.

Retention Bonus Agreement

On April 7, 2026, the Company entered into a Retention Bonus Agreement with Daniel Vitt, Ph.D., Immunic's Chief Executive Officer. The Agreement was entered into in connection with the commencement of a search for a new Chief Executive Officer.

Pursuant to the Agreement, subject to Dr. Vitt's continued employment with the Company through August 31, 2026, Dr. Vitt shall be entitled to receive a retention bonus equal to $670,000, less applicable withholdings and payroll deductions. The Retention Bonus will be paid in one lump sum on the first regularly scheduled pay date after the Retention Date, subject to the terms and conditions of the Agreement.

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

9. Commitments and Contingencies
Contractual Obligations
As of June 30, 2026, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium totaling approximately $0.6 million, all of which is expected to be paid in 2026.
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
Ludwig-Maximilians-University Agreements
Effective June 30, 2025 and November 11, 2025, Immunic AG entered into licensing agreements with the Ludwig-Maximilians-University, Munich, Germany, for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement, the Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments related to these molecules, none of which have been earned as of June 30, 2026.
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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30:

	Three Months Ended June 30,
	2026	2025
Operating expenses:
Clinical product candidates	$17,433	$17,710
Pre-clinical product candidates	504	231
Employee costs- research and development	3,814	2,594
Employee costs-general and administrative	2,451	2,083
Non-cash stock compensation	6,782	1,899
Depreciation expense	34	43
Professional fees and other segment expenses	4,309	2,523
Total operating expenses	35,327	27,083
Loss from operations	(35,327)	(27,083)
Interest income	1,286	241
Other income (expense)	(58)	22
Net loss	$(34,099)	$(26,820)

	Six Months Ended June 30,
	2026	2025
Operating expenses:
Clinical product candidates	$38,354	$35,491
Pre-clinical product candidates	923	345
Employee costs- research and development	6,372	4,761
Employee costs-general and administrative	4,260	3,643
Non-cash stock compensation	11,248	3,941
Depreciation expense	67	86
Professional fees and other segment expenses	7,338	5,641
Total operating expenses	68,562	53,908
Loss from operations	(68,562)	(53,908)
Interest income	2,046	424
Other income (expense)	(171)	1,191
Net loss	$(66,687)	$(52,293)

11. Subsequent Events
Appointment of Erik Lundgren to the Board of Directors
On July 5, 2026, following the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board appointed Erik Lundgren, the Company’s Chief Executive Officer, to serve as a Class II director of the Board until the 2028 annual meeting of stockholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal. Mr. Lundgren will not receive any additional compensation for his service as a director.
Appointment of Director

On August 6, 2026, the board of directors (the “Board”) appointed Elena Ridloff as a member of the Board, effective immediately. As a Class I director, Ms. Ridloff’s term lasts until the Company’s 2027 annual meeting of stockholders, and until her successor is duly elected and qualified, or until her earlier death, resignation or removal. In connection with her appointment as a director, Ms. Ridloff received an inaugural grant of options to purchase up to a total of 50,740 shares of the Company’s common stock, effective August 6, 2026, which vest on a monthly basis over a three year period. The foregoing options have an exercise price per share equal to the closing price of the Company’s common stock on The Nasdaq Stock Market on August 6, 2026. Ms. Ridloff will also receive cash compensation for her service on the Board in accordance with the Company’s non-employee director compensation policy, as described in the Company’s most recent proxy statement, as may be adjusted from time to time as set forth in the Company’s filings and reports made with the Securities and Exchange Commission.

Resignation of Dr. Daniel Vitt

On August 6, 2026, Daniel Vitt, resigned as a member of the Board. The resignation of Dr. Vitt was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board is deeply grateful for Dr. Vitt’s service, dedication, and contributions to the Company.

As previously disclosed, on May 22, 2026, Daniel Vitt, resigned as the Chief Executive Officer of the Company, effective June 1, 2026. Since June 1, 2026, Dr. Vitt continued to retain responsibility for scientific strategy and portfolio advancement and there were no changes to the Company’s compensation arrangements with Dr. Vitt.

On August 7, 2026, the Company entered into a Separation Agreement (the “Separation Agreement”) with Dr. Vitt, pursuant to which Dr. Vitt’s employment with the Company terminated on such date (the “Separation Date”). Pursuant to the Separation Agreement, Dr. Vitt agreed to serve as Chair of the Company’s Scientific Advisory Board (the “SAB”).

In addition, Dr. Vitt entered into an agreement with Immunic AG, a wholly owned subsidiary of the Company (the “Company Subsidiary”), pursuant to which he ceased to be a member of the Executive Board of the Company Subsidiary as of the Separation Date, and his service agreement with the Company Subsidiary, dated December 18, 2023 (the “Service Agreement”), terminated without any ongoing obligations. From the date of the Separation Agreement through the Separation Date, (a) the Company agreed to pay Dr. Vitt all accrued salary earned through the Separation Date, subject to standard payroll deductions and withholdings, and (b) the Company Subsidiary agreed to pay Dr. Vitt all accrued salary earned under the Service Agreement through the Separation Date, subject to standard payroll deductions and withholdings, and the Company and the Company Subsidiary agreed to pay Dr. Vitt for all accrued and unused vacation days on the Company’s first regular payroll payday following the Separation Date.

Commencing on the Separation Date, Dr. Vitt began serving as a consultant to the Company Subsidiary for an initial period of twelve (12) months (the “Consulting Period”), in addition to serving as Chair of the SAB, providing consulting services on an as-needed basis for up to fifteen (15) hours per month, in exchange for a monthly retainer of €15,000. Dr. Vitt also agreed to non-competition and non- solicitation covenants through the Consulting Period and for six (6) months following the date he ceases to be a member of the SAB. In addition, the Company and the Company Subsidiary agreed to provide Dr. Vitt with severance benefits, subject to his timely execution and non-revocation of a release of claims in favor of the Company, including (i) a salary payment consisting of his base salary and the monthly installment of his fixed annual salary under the Service Agreement, in each case for a period of sixteen and one-half (16 months, 15 days) months following the Separation Date, of which the first twelve (12) installments (equal to $670,000 in the aggregate) will be paid in a lump sum on the first regular payroll payday following the Release Effective Date (as defined in the Separation Agreement) and the remaining four and one-half (4 months, 15 days) months will be paid in five (5) monthly installments (the last at half pay) beginning on the first regular payroll payday following the one-year anniversary of the Release Effective Date, (ii) an aggregate bonus payment of $276,375 (or the Euro equivalent), equal to seventy-five percent (75%) of his target bonus for fiscal year 2026, payable in a lump sum on or before the Company’s first regular payroll payday following the Release Effective Date, and (iii) reimbursement from the Company Subsidiary for the monthly cost of obtaining healthcare in Germany, in an amount not to exceed €1,500 per month, for a period of eighteen (18) months following the Release Effective Date. Additionally, 100% of Dr. Vitt’s outstanding equity awards vested as of the Separation Date, and Dr. Vitt will have three (3) years following the Separation Date to exercise any vested equity awards. The Company also agreed to reimburse Dr. Vitt for legal fees incurred in connection with the negotiation of the Separation Agreement, up to a maximum of $20,000.

The Company has evaluated events occurring after June 30, 2026 through the date these unaudited condensed consolidated financial statements were issued and, other than as described above, has not identified any other events requiring recognition or disclosure in these financial statements.

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
The inclusion of any forward-looking statements in this Quarterly Report should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward-looking statements as a result of various factors, including those noted below under the caption “Part II, Item 1A-Risk Factors,” and the risk factors described in our most recent Annual Report on Form 10-K filed with the SEC (the "2025 Annual Report"), and the differences may be material. These risk factors include, but are not limited to statements relating to our development programs and the targeted diseases; the potential for vidofludimus calcium, IMU-381 and IMU-856 to safely and effectively target diseases; the nature, strategy and focus of the Company; expectations regarding our capitalization and financial resources; the development, timing and commercial potential of any product candidates of the Company, including the timing of any new drug application submission and regulatory approval; our anticipated commercialization strategy and expectations regarding the size of the market opportunities for our product candidates; the impact of government laws, regulations and tariffs; and our ability to attract and retain certain personnel important to our ongoing operations and to maintain effective internal control over financial reporting.
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
Overview
Immunic, Inc. (“Immunic," “we,” “us,” “our” or the "Company") is a late-stage biotechnology company pioneering the development of novel oral therapies for neurologic diseases. We are headquartered in New York City with our research and development operations in Gräfelfing near Munich, Germany. We had approximately 100 employees as of July 31, 2026. We believe our lead candidate, vidofludimus calcium, positions us to pivot toward becoming a fully integrated commercial-stage multiple sclerosis (“MS”) company, and we are building the commercial, regulatory and organizational capabilities to support a potential launch in relapsing MS, while continuing to advance our pipeline in progressive MS and other neurologic indications.

We are focused on development and potential commercialization of orally administered, small molecule programs with unique features intended to directly address the unmet needs of patients with neurologic and autoimmune diseases. The vidofludimus calcium (IMU-838) program is in Phase 3 clinical development for patients with relapsing MS, with an additional Phase 3 clinical trial in progressive MS planned to be initiated. It has previously shown therapeutic activity in Phase 2 clinical trials in patients with relapsing-remitting MS, progressive MS, and other diseases. Our development pipeline also includes earlier-stage programs, including IMU-381 and IMU-856, aimed at building a broader therapeutics platform addressing neurodegenerative and autoimmune diseases.

The following table summarizes the potential indications, clinical targets and clinical development status of our product candidates:

Our lead development candidate, vidofludimus calcium (IMU-838), is being tested in ongoing MS trials as part of its overall clinical development program in order to support potential regulatory approvals for patients with MS in major markets.

The Phase 3 ENSURE program of vidofludimus calcium in relapsing MS, comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, is currently ongoing. In October 2024, we announced a positive outcome of an interim analysis of the ENSURE program, with an unblinded Independent Data Monitoring Committee ("IDMC") confirming that the predetermined futility criteria have not been met and recommending that both ENSURE trials should continue without changes, including no need for a potential increase of the sample size. In June 2025, we announced completion of enrollment for both ENSURE trials. Each of the trials enrolled adult patients with active relapsing MS at more than 100 sites in 15 countries. In total, 1,121 patients in ENSURE-1 and 1,100 patients in ENSURE-2 have been randomized in a double-blinded fashion to either a 30 mg daily dose of vidofludimus calcium or placebo. The top-line data for both ENSURE trials is expected by the end of 2026. Although we currently believe that this goal is achievable, it is dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate. If the ENSURE trials are positive, we intend to target submission of a New Drug Application ("NDA") to the U.S. Food and Drug Administration in mid-2027, with potential U.S. regulatory approval in 2028.

Our Phase 2 CALLIPER trial of vidofludimus calcium in progressive MS was designed to corroborate vidofludimus calcium’s neuroprotective potential and to evaluate the clinical efficacy, safety and tolerability of vidofludimus calcium in a broad set of progressive MS patients to determine the suitability of advancing to a confirmatory Phase 3 program. In 2025, we announced the results from the CALLIPER trial. Even though the primary percent brain volume change (“PBVC”) endpoint was not met, exploratory imaging and clinical outcomes revealed consistent, directionally favorable signals. The data showed substantial and medically relevant numerical reductions in 24-week confirmed disability worsening (“24wCDW”) across patient populations and subgroups without evidence of focal inflammation; consistent increases in 24-week confirmed disability improvement (“24wCDI”); as well as reductions in the annualized rate of thalamic brain volume loss, volume of new or enlarging T2 lesions and slowly expanding lesions (“SEL”) count over time. The CALLIPER data also confirmed the favorable safety and tolerability profile of vidofludimus calcium, similar to placebo, as already observed in previous clinical trials. Initiation of a Phase 3 clinical trial of vidofludimus calcium in progressive MS is expected later in 2026.

If approved, we believe that vidofludimus calcium, with combined neuroprotective, anti-inflammatory, and antiviral effects as well as a favorable safety and tolerability profile, has the potential to be a unique treatment option targeted to the complex pathophysiology of MS. Preclinical data showed that vidofludimus calcium activates the neuroprotective transcription factor nuclear receptor-related 1 (“Nurr1”), which is associated with direct neuroprotective effects and may enhance the potential benefit for patients. Additionally, vidofludimus calcium is a selective inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”), which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with anti-inflammatory and antiviral effects of vidofludimus calcium. We believe that the combined mechanisms of vidofludimus calcium are unique in the MS space and support the therapeutic performance observed in our Phase 2 EMPhASIS trial in relapsing-remitting MS patients and in our Phase 2 CALLIPER trial in progressive MS patients. Vidofludimus calcium has shown a consistent pharmacokinetic, safety and tolerability profile, to date. Over 3,500 participants have been exposed to vidofludimus in completed and ongoing clinical trials, with a maximum continuous exposure of more than 6.5 years.

We have selected the IMU-381 program to leverage our Nurr1 platform for neurologic and autoimmune diseases. The platform comprises next-generation molecules, including a series of chemical derivatives, with improved overall properties. The IMU-381 program is currently in preclinical testing.

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

Additional research and development activities remain ongoing through preclinical research examining the potential to treat a broad set of neurologic and autoimmune diseases with new molecules leveraging our chemical and pharmacological research platform as well as generating intellectual property in these areas. We are also exploring several options to possibly support further development of certain assets and technologies, including a potential spin-off into a new company and potential licensing transactions. Through our wholly-owned subsidiary Gliomic Therapeutics Inc., we are pursuing the use of new compounds in brain cancers leveraging our expertise in DHODH inhibition.

We expect to continue to lead most of our research and development activities from our Gräfelfing, Germany location, where dedicated scientific, regulatory, clinical and medical teams conduct their activities. Due to these teams' key relationships with local and international service providers and academic partners, we anticipate that this should result in more timely and cost-effective execution of our development programs. In addition, we are using our subsidiary in Melbourne, Australia to perform research and development activities in the Australasia region. We also conduct preclinical work in our laboratory in Martinsried, Germany, and through a collaboration with the Fraunhofer Institute in Halle/Saale, Germany.

Our business, operating results, financial condition and growth prospects are subject to significant risks and uncertainties, including delays in clinical trials, the failure of our clinical trials to meet their endpoints, failure to obtain regulatory approval and failure to obtain needed additional funding on acceptable terms, if at all, to complete the development and commercialization of our development programs.

Strategy

We are focused on the development and potential commercialization of new molecules that maximize the therapeutic benefits for patients by uniquely addressing biologically relevant immunological targets. We take advantage of our established research and development infrastructure and operations in Germany to more efficiently develop our product candidates in indications of high unmet need and where the product candidates have the potential to elevate the standard of care for the benefit of patients. Given the mechanisms of action and the data generated for our product candidates, to date, we continue to execute on the clinical development of our programs for established indications as well as explore additional indications where patients could potentially benefit from the unique profiles of each product candidate.

We are currently focused on maximizing the potential of our development programs through the following strategic initiatives:

•Executing and completing the ongoing twin Phase 3 ENSURE trials of vidofludimus calcium in relapsing MS. If positive, preparation for NDA filing in the United States and potential commercialization.
•Initiating a Phase 3 clinical program of vidofludimus calcium in progressive MS, following the successful completion of the Phase 2 CALLIPER trial and feedback from healthcare authorities.
•Facilitating pre-commercial readiness for potential commercial launch of our product candidates, if regulatory approvals are received, through targeted and stage-appropriate pre-commercial activities.
•Leveraging our preclinical Nurr1 platform for neurologic and autoimmune diseases.
•Exploring strategic alternatives for the IMU-856 development program.

•Continuing preclinical research to complement the existing clinical activities, explore additional indications for potential future development and generating additional molecules for potential future development.

Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $675.3 million as of June 30, 2026 and $608.6 million as of December 31, 2025. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through June 30, 2026, we have raised net cash of approximately $684.9 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of June 30, 2026, we had cash and cash equivalents of approximately $155.1 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.
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

Special Meeting and Reverse Stock Split

On April 14, 2026, we held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, our stockholders voted to authorize our Board of Directors ("the "Board"), in its discretion, to amend our certificate of incorporation, as amended and restated, to effect a reverse stock split of all of the outstanding shares of the Common Stock, at a ratio in the range of 1-for-10 to 1-for-30, with such ratio to be determined by the Board. Following the Special Meeting, the Board approved a reverse stock split of our issued and outstanding Common Stock, at a ratio of 1-for-10 shares, which became effective April 27, 2026 (the “Reverse Stock Split”). All share amounts in this document have been adjusted retroactively to reflect the reverse stock split.

Changes to the Board of Directors – Appointment of Director

On February 12, 2026, our Board, following the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), appointed Thor Nagel, an Analyst with BVF, to the Board until the 2026 annual meeting of stockholders as a Class III director or until his respective successors are duly elected and qualified.

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

Presented Additional Phase 2 CALLIPER Trial Data for Vidofludimus Calcium at the ACTRIMS Forum 2026

On February 4, 2026, we announced the presentation of additional data from our Phase 2 CALLIPER trial of vidofludimus calcium in patients with progressive MS at the Americas Committee for Treatment and Research in Multiple Sclerosis (“ACTRIMS”) Forum 2026. The findings presented in two poster presentations provide additional evidence of vidofludimus calcium’s effects on key biological drivers of disease progression, including antiviral immune responses linked to Epstein-Barr virus (“EBV”) and magnetic resonance imaging (“MRI”) markers of both acute-focal and chronic-compartmentalized inflammation. The findings further reinforce our belief that vidofludimus calcium has the potential to address underlying mechanisms of disease progression in MS patients.

Grant of Key European Patent Protecting Relevant Dosing Regimens for Vidofludimus Calcium

On March 10, 2026, we announced that the European Patent Office (“EPO”) has granted a key European patent, EP3713554, directed to label-relevant dosing regimens of vidofludimus calcium. The patent is expected to provide protection for vidofludimus calcium in Europe into 2038, and may be eligible for a Supplementary Protection Certificate ("SPC"), which could extend market exclusivity potentially into 2043. This patent was previously granted by the United States Patent and Trademark Office ("USPTO") in 2023.

The claims broadly protect vidofludimus and its salt, solvate and free acid forms, in all label-relevant dosing regimens. This protection extends beyond a specific salt form, meaning that even alternative salts or forms will fall within the scope of the patent if used according to the label.

Jon Congleton Joined the Board of Directors

On March 31, 2026, we announced the appointment of Jon Congleton, a seasoned biopharmaceutical executive with nearly 40 years of experience spanning drug development, commercialization and corporate leadership, to our Board, effective March 27, 2026. In connection with his appointment as a director, Mr. Congleton received an inaugural grant of options to purchase up to a total of 50,000 shares of the Company’s common stock, effective March 27, 2026, which vest on a monthly basis over a three-year period.

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

Pursuant to the Agreement, subject to Dr. Vitt's continued employment with the Company through August 31, 2026, Dr. Vitt shall be entitled to receive a retention bonus equal to $670,000, less applicable withholdings and payroll deductions. The Retention Bonus will be paid in one lump sum on the first regularly scheduled pay date after the Retention Date, subject to the terms and conditions of the Agreement.

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

Appointment of Michael A. Panzara, M.D., M.P.H., as Chief Medical Officer

Effective April 24, 2026, Michael A. Panzara, M.D., M.P.H., was appointed as our Chief Medical Officer. Dr. Panzara will lead our development organization, including clinical development, medical affairs, and regulatory affairs, and will be a critical partner to the Chief Executive Officer and the Board in defining and driving the overall company strategy. Dr. Panzara brings over 25 years of global neurology experience to Immunic. Dr. Panzara succeeds Andreas Muehler, M.D., M.B.A.

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

Commencing on the Separation Date, Dr. Muehler will serve as a consultant to the Company for an initial period of ten (10) months, providing consulting services on an as-needed basis for up to twenty (20) hours per month, in exchange for a monthly retainer of $10,000. In addition, the Company agreed to provide Dr. Muehler with severance benefits, including a lump sum payment equal to twelve (12) months of Dr. Muehler’s base salary, a pro-rated bonus for fiscal 2026, provided that such bonus will be determined by the Company in the ordinary course and will be paid (to the extent determined to have been earned by the Company) when such bonus is paid to employees of the Company, and a lump sum payment from Immunic AG equal to twelve (12) months of Dr. Muehler’s fixed annual salary under the Service Agreement, subject to Dr. Muehler’s execution of a release of claims in favor of the Company and compliance with the terms of the Separation Agreement. Additionally, 100% of Dr. Muehler’s outstanding equity awards vested as of the Separation Date. Dr. Muehler will have three (3) years following Separation Date to exercise any vested equity awards.

Appointment of Michael W. Bonney as Chair of the Board of Directors

On May 16, 2026, our Board appointed Michael W. Bonney, a highly experienced biopharmaceutical executive and board leader, as Chair of our Board, effective immediately.

In connection with his appointment as a director, Mr. Bonney received an inaugural grant of options to purchase up to a total of 100,000 shares of the Company’s common stock, effective May 16, 2026, which vest on a monthly basis over a three year period. The foregoing options have an exercise price per share equal to the closing price of the Company’s common stock on The Nasdaq Stock Market on May 15, 2026 (the “Award”). The Award is subject to the approval by the Company’s shareholders of an increase to the number of shares reserved for issuance under the Company’s 2019 Omnibus Equity Incentive Plan which occurred on June 29, 2026. Mr. Bonney will also receive cash compensation for his service on the Board in accordance with the Company’s non-employee director compensation policy, as described in the Company’s most recent proxy statement, as may be adjusted from time to time as set forth in the Company’s filings and reports made with the Securities and Exchange Commission.

In connection with Mr. Bonney’s appointment as Chair of the Board, Simona Skerjanec, who has been serving as Interim Chairperson since February 2026, transitioned from Interim Chairperson and continue to serve as a member of the Board.

Appointment of Erik Lundgren as Chief Executive Officer

On May 27, 2026, we announced the appointment of distinguished biopharmaceutical executive Erik Lundgren as Chief Executive Officer, effective May 22, 2026, with employment beginning on June 1, 2026. Mr. Lundgren succeeded Daniel Vitt, Ph.D.

Mr. Lundgren will lead Immunic as we advance vidofludimus calcium through late-stage clinical development, including the pivotal Phase 3 ENSURE program in relapsing MS and the planned Phase 3 program in progressive MS, while also preparing for potential NDA filing, regulatory approval and commercialization.

Resignation of Dr. Daniel Vitt

On May 22, 2026, Daniel Vitt, resigned as the Chief Executive Officer of the Company, effective June 1, 2026. The resignation of Dr. Vitt was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On August 6, 2026, Daniel Vitt, resigned as a member of the Board. The resignation of Dr. Vitt was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board is deeply grateful for Dr. Vitt’s service, dedication, and contributions to the Company.

On August 7, 2026, the Company entered into a Separation Agreement with Dr. Daniel Vitt, pursuant to which Dr. Vitt's employment with the Company and its wholly owned subsidiary, Immunic AG, terminated on August 7, 2026 (the “Separation Date”). His resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. Commencing on the Separation Date, Dr. Vitt began serving as a consultant to the Company Subsidiary for an initial period of twelve (12) months (the “Consulting Period”), in addition to serving as Chair of the SAB, providing consulting services on an as-needed basis for up to fifteen (15) hours per month, in exchange for a monthly retainer of €15,000. Dr. Vitt also agreed to non-competition and non- solicitation covenants through the Consulting Period and for six (6) months following the date he ceases to be a member of the SAB.

Presented Additional Phase 2 CALLIPER Trial Data for Vidofludimus Calcium at the CMSC Annual Meeting 2026, Reinforcing Its Potential in Progressive MS

On May 28, 2026, we announced the presentation of one late-breaking and two additional posters highlighting additional data from our Phase 2 CALLIPER trial at the 2026 Consortium of Multiple Sclerosis Centers (“CMSC”) Annual Meeting. A late-breaking analysis introduced a new and potentially more comprehensive way to measure overall disability change by capturing both slowing of progression and improvement of disease. Together with supportive safety, tolerability and patient-reported data, these findings further strengthen our confidence in the potential of vidofludimus calcium to address key drivers of MS disease progression.

2026 Annual Meeting of Stockholders

On June 29, 2026, we held our 2026 Annual Meeting of Stockholders, at which our stockholders approved, among other things, an amendment to our 2019 Omnibus Equity Incentive Plan to increase the number of authorized shares by 6,000,000 shares, as further described in Note 7.

Resignation of Tamar Howson from the Board of Directors; Appointment of Erik Lundgren to the Board of Directors

On June 29, 2026, Tamar Howson resigned as a member of the Compensation Committee of the Board, and as a member of the Board, as Ms. Howson transitions into retirement. Ms. Howson’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board and the Company are deeply grateful for Ms. Howson’s service, dedication, and contributions to the Company.

In connection with Ms. Howson’s resignation, on July 5, 2026, following the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board appointed Erik Lundgren, the Company’s Chief Executive Officer, to serve as a Class II director of the Board until the 2028 annual meeting of stockholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal. Mr. Lundgren has not been appointed to serve on any committee of the Board. Mr. Lundgren will not receive any additional compensation for his service as a director.

Appointment of Elena Ridloff as a Director

On August 6, 2026, the board of directors (the “Board”) appointed Elena Ridloff as a member of the Board, effective immediately. As a Class I director, Ms. Ridloff’s term lasts until the Company’s 2027 annual meeting of stockholders, and until her successor is duly elected and qualified, or until her earlier death, resignation or removal. In connection with her appointment as a director, Ms. Ridloff received an inaugural grant of options to purchase up to a total of 50,740 shares of the Company’s common stock, effective August 6, 2026, which vest on a monthly basis over a three year period. The foregoing options have an exercise price per share equal to the closing price of the Company’s common stock on The Nasdaq Stock Market on August 6, 2026. Ms. Ridloff will also receive cash compensation for her service on the Board in accordance with the Company’s non-employee director compensation policy, as described in the Company’s most recent proxy statement, as may be adjusted from time to time as set forth in the Company’s filings and reports made with the Securities and Exchange Commission.
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
Since our inception in March 2016, we have spent a total of approximately $511.5 million in research and development expenses through June 30, 2026.
These costs primarily include external development expenses and internal personnel expenses for the three development programs, vidofludimus calcium, IMU-381 and IMU-856. We have spent the majority of our research and development resources on vidofludimus calcium, our lead development program, for clinical trials in MS and UC.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our operating expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$25,931	$21,369	$4,562	21%
General and administrative	9,396	5,714	3,682	64%
Total operating expenses	35,327	27,083	8,244	30%
Loss from operations	(35,327)	(27,083)	(8,244)	30%
Other income:
Interest income	1,286	241	1,045	434%
Other income, net	(58)	22	(80)	(364)%
Total other income	1,228	263	965	367%
Net loss	$(34,099)	$(26,820)	$(7,279)	27%

Research and development expenses increased by $4.6 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase reflects (i) a $4.4 million increase in personnel expenses, $3.2 million of which was related to non-cash stock compensation, (ii) a $1.6 million increase due to drug-drug interaction studies in support of a potential NDA filing, (iii) a $1.1 million increase related to costs across numerous categories, partially offset by (iv) a $2.0 million decrease related to our CALLIPER clinical trial and (v) a $0.5 million decrease related to our ENSURE clinical trials.

General and administrative expenses increased by $3.7 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was due to (i) a $2.1 million increase related to personnel expenses, of which $1.8 million was related to non-cash stock compensation (ii) a $0.7 million increase in legal and consultancy expenses, (iii) a $0.4 million increase in pre-commercial marketing expenses, and (iv) a $0.5 million increase in related costs across numerous categories.

Interest income increased $1.0 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This was due to a higher average cash balance as a result of the February 2026 Private Placement.

Other income (expense) decreased by $0.1 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily attributable to a $0.1 million decrease across various categories.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our operating expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
	2026	2025	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$51,557	$42,902	$8,655	20%
General and administrative	17,005	11,006	5,999	55%
Total operating expenses	68,562	53,908	14,654	27%
Loss from operations	(68,562)	(53,908)	(14,654)	27%
Other income (expense):
Interest income	2,046	424	1,622	383%
Other income (expense), net	(171)	1,191	(1,362)	(114)%
Total other income (expense)	1,875	1,615	260	16%
Net loss	$(66,687)	$(52,293)	$(14,394)	28%

Research and development expenses increased by $8.7 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase reflects (i) a $5.4 million increase in personnel expenses, $3.8 million of which was related to non-cash stock compensation, (ii) a $3.9 million increase due to drug-drug interaction studies in support of a potential NDA filing, (iii) a $3.1 million increase for vidofludimus calcium drug supply and (iv) a $1.3 million increase related to costs across numerous categories, partially offset by (v) a $2.8 million decrease related to our CALLIPER clinical trial and (vi) a $2.2 million decrease related to our ENSURE clinical trials.

General and administrative expenses increased by $6.0 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was due to (i) a $4.2 million increase related to personnel expenses, of which $3.6 million was related to non-cash stock compensation, (ii) a $1.0 million increase in legal and consultancy expenses, (iii) a $0.6 million increase in pre-commercial marketing expenses, and (iv) a $0.2 million increase in related costs across numerous categories.

Interest income increased $1.6 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This was due to a higher average cash balance as a result of the February 2026 Private Placement.

Other income (expense) decreased by $1.4 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily attributable to (i) a $1.0 million grant income of the German Federal Ministry of Finance recognized in the first quarter 2025 and no grant income in 2026 and (ii) a $0.4 million decrease across various categories.

Liquidity and Capital Resources
Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $675.3 million as of June 30, 2026 and $608.6 million as of December 31, 2025. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through June 30, 2026, we have raised net cash of approximately $684.9 million from private and public offerings of preferred stock, common stock, prefunded warrants and tranche rights. As of June 30, 2026, we had cash and cash equivalents of approximately $155.1 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2023 Registration Statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement. As a result of the April 2025 Offering and May 2025 Offering, the total amount available under the 2023 Shelf Registration Statement was reduced by $70.1 million to $262.2 million as of June 30, 2026. The Company can also use the unused amount (currently $80.0 million) of the available ATM as additional shelf availability.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of June 30, 2026, $80.0 million in capacity remains under the May 2024 ATM.
We agreed to pay Leerink Partners LLC a commission equal to 3.0% of the gross proceeds from the sales of common shares pursuant to the May 2024 ATM and have agreed to provide Leerink Partners LLC with customary indemnification and contribution rights.
We did not have any ATM activity during the three or six months ended June 30, 2026 or 2025.
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

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.001 per share and will expire when exercised in full. The Series A Warrants were exercisable for one share of Common Stock at an exercise price of $7.50 per share. All of the Series A Warrants expired as of June 30, 2026. Each Series B Warrant is exercisable for one share of Common Stock at an exercise price of $7.50 per share and will expire five years from the date of issuance. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. On February 17, 2026, as part of the February 2026 Private Placement, 5,108,700 warrants were exchanged for the right to share a 5% royalty. On March 10, 2026, 200,000 of the Series B warrants were exercised for $1.4 million in net cash proceeds, resulting in 3,357,967 Series B Warrants outstanding as of June 30, 2026. The Company may receive up to an aggregate of approximately $25.2 million of additional gross proceeds if the remaining Series B Warrants are exercised in full for cash. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.
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
As of June 30, 2026, we had cash and cash equivalents of approximately $155.1 million.

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(48,299)	$(46,385)
Investing activities	(251)	(83)
Financing activities	188,760	65,518
Operating activities
During the six months ended June 30, 2026, operating activities used $48.3 million of cash. The use of cash primarily resulted from (i) our net loss of $66.7 million adjusted for non-cash charges of $11.7 million related to $11.2 million for stock-based compensation and $0.4 million related to non-cash lease expense and depreciation (ii) a $6.7 million net increase in our operating assets and liabilities. Changes in our operating assets and liabilities during the six months ended June 30, 2026 consisted primarily of a $4.5 million increase in other current assets and prepaid expenses and a net increase of. $2.2 million in our other current liabilities.
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
Investing activities
During the six months ended June 30, 2025, net investing activities used $0.3 million due to the purchase of property and equipment.
During the six months ended June 30, 2025, net investing activities used $0.1 million due to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $188.8 million during the six months ended June 30, 2026 consisting of net cash proceeds of $187.3 from the February 2026 Private Placement and $1.4 million from the exercise of a portion of the Series B warrants, as well as proceeds from the issuance of shares issued in connection with our employee stock purchase plan and the exercise of employee stock options.
Net cash provided by financing activities was $65.5 million during the six months ended June 30, 2025 primarily consisting of net cash proceeds from the April 2025 Offering and the May 2025 Offering.
Off-Balance Sheet Arrangements
Through June 30, 2026, we have not entered into any transaction, agreement or other arrangements, and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Other Commitments and Obligations
See Note 9 - of the Notes to the condensed consolidated financial statements regarding the Company’s obligations under the option agreement with Daiichi Sankyo, the Ludwig-Maximilians-University which includes the potential payment of future development, regulatory and sales milestone payments and our potential royalty obligations related to the Royalty Exchange Agreement with the Participating Series B Holders.
Maturities of the operating lease obligation are as follows as of June 30, 2026:

2026	$136,000
2027	281,000
2028	205,000
Thereafter	—
Total	$622,000
Interest	(55,000)
Present value of obligation	$567,000
As of June 30, 2026, we had non-cancelable contractual obligations under certain agreements related to our development programs for vidofludimus calcium totaling approximately $0.6 million, all of which is expected to be paid in 2026.
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

We had cash and cash equivalents of $155.1 million as of June 30, 2026, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.
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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. As of June 30, 2026, our German and Australian subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $17.5 million. A change of approximately $1.8 million in net current assets would result as of June 30, 2026, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2026, would have impacted our net loss by approximately $4.8 million, primarily due to the euro.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e)) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that as of June 30, 2026 our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) During the six months ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

Item 6. Exhibits
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
1.1	Underwriting Agreement	8-K	1.1	May 30, 2025
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunic, Inc.	8-K	3.1	March 8, 2024
3.4	Certificate of Amendment to the Certificate of Incorporation, as ammended and restated, dated April 22, 2026	8-K	3.1	April 23, 2026
4.1	2019 Omnibus Equity Incentive Plan, as amended,	S-8	4.2	August 21, 2023
4.2+	Amended and Restated 2021 Employee Stock Purchase Plan.	S-8	10.3	July 28, 2021
4.4	Form of Pre-Funded Warrant	8-K	4.1	January 4, 2024
4.5	Form of Placement Agent Warrant	8-K	4.1	April 9, 2025

4.6	Form of Pre-funded Warrant		8-K	4.1	May 30, 2025
4.7	Form of Series A Warrant		8-K	4.2	May 30, 2025
4.8	Form of Series B Warrant		8-K	4.3	May 30, 2025
4.9	Form of Pre-funded Warrant		8-K	4.1	February 13, 2026
4.10	Form of Common Warrant		8-K	4.2	February 13, 2026
10.1+	Addendum No. 6, dated August 29, 2024, to Employment Agreement, dated April 17, 2020, between Immunic, Inc. and Duane Nash.		8-K	10.1	September 3, 2024
10.2+	Employment Agreement, dated December 18, 2023, between Immunic, Inc. and Dr. Andreas Muehler.		8-K	10.3	December 18, 2023
10.3	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Daniel Vitt.		8-K	10.1	December 18, 2023
10.4	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Andreas Muehler.		8-K	10.2	December 18, 2023
10.5	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.		8-K	10.4	December 18, 2023
10.6	Securities Purchase Agreement, dated January 4, 2024, by and among the Company and the Investors.		8-K	10.1	January 4, 2024
10.7	Form of Indemnification Agreement.		8-K	10.4	July 17, 2019
10.8	Service Agreement, dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler.		10-K	10.5	February 23, 2023
10.9	Service Agreement, dated September 29, 2016, between Immunic AG and Daniel Vitt.		10-K	10.6	February 23, 2023
10.10+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.		8-K	10.5	July 17, 2019
10.11+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.		8-K	99.3	September 5, 2019
10.12+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.		8-K	10.2	April 20, 2020
10.13+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler		8-K	10.3	June 10, 2021
10.14+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley		8-K	10.4	June 10, 2021
10.15+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh		8-K	10.1	October 14, 2021
10.16+	Employee Agreement, dated July 9, 2024, between Immunic, Inc. and Jason Tardio		10-Q	10.16	August 8, 2024
10.17	Employment agreement dated December 13, 2024, between Immunic, Inc. and Dr. Daniel Vitt		8-K	10.1	December 18, 2024
10.18	Amended and Restated 2021 Employee Stock Purchase Plan		S-8	4.4	July 2, 2024
10.19	2019 Omnibus Equity Incentive Plan, as amended		8-K	10.1	June 4, 2025
10.20	Form of Placement Agency Agreement		8-K	10.1	April 9, 2025
10.21	Form of Securities Purchase Agreement		8-K	10.2	April 9, 2025
10.22	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Duane Nash.	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Duane Nash.	8-K	10.1	January 5, 2026
10.23	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Daniel Vitt.	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Daniel Vitt.	8-K	10.2	January 5, 2026
10.24	Addendum to Service Agreement, dated December 29, 2025, between Immunic AG and Dr. Daniel Vitt.		8-K	10.3	January 5, 2026
10.25	Form of Securities Purchase Agreement, dated February 12, 2026 by and among Immunic, Inc. and the purchasers named therein.		8-K	10.1	February 13, 2026
10.26	Form of Registration Rights Agreement, dated February 12, 2026 by and among Immunic, Inc. and the holders named therein.		8-K	10.2	February 13, 2026

10.27	Form of Purchase and Sale Agreement, dated February 12, 2026 by and amongImmunic, Inc., the holders named therein, and BVF Partners, L.P.	Form of Purchase and Sale Agreement, dated February 12, 2026 by and among Immunic, Inc., the holders named therein, and BVF Partners, L.P.	8-K	10.3	February 13, 2026
10.28	2026 Inducement Plan		S-8	99.1	April 9, 2026
10.29+	Retention Bonus Agreement, dated as of April 7, 2026, by and between Daniel Vitt and Immunic, Inc.		8-K	10.1	April 10, 2026
10.30+	Employment Agreement, dated April 24, 2026, by and between Immunic, Inc. and Michael A. Panzara		8-K	10.1	April 28, 2026
10.31+	Transition, Separation, and Consulting Agreement, dated April 27, 2026, between Immunic, Inc. and Andreas Rolf Muehler		8-K	10.2	April 28, 2026
10.32+	Employment Agreement, dated May 22, 2026, by and between Immunic, Inc. and Erik Lundgren		8-K	10.1	May 27, 2026
10.33	Immunic, Inc. 2019 Omnibus Equity Incentive Plan, as amended		8-K	10.1	June 29, 2026
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: August 11, 2026                    By: /s/ Erik Lundgren
    Erik Lundgren
    Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026                    By: /s/ Glenn Whaley
    Glenn Whaley
    Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)