Form 10-Q
period 2026-09-30
IMMUNIC, INC.
filed 2026-11-13
CIK 1280776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

On November 6, 2026, 15,880,822 shares of common stock, $0.0001 par value, were outstanding.

IMMUNIC, INC.

EXPLANATORY NOTE

Reverse Stock Split
On April 14, 2026, we held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, our stockholders voted to authorize our Board of Directors (the “Board”), in its discretion, to amend our certificate of incorporation, as amended and restated, to effect a reverse stock split of all of the outstanding shares of the Common Stock, at a ratio in the range of 1-for-10 to 1-for-30, with such ratio to be determined by the Board. Following the Special Meeting, the Board approved a reverse stock split of our issued and outstanding Common Stock, at a ratio of 1-for-10, which became effective April 27, 2026. All share and per-share information in this Quarterly Report on Form 10-Q has been retroactively adjusted for all years and periods presented for the impact of the 1-for-10 reverse stock split.

IMMUNIC, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,963	$15,483
Other current assets and prepaid expenses	3,124	7,386
Total current assets	135,087	22,869
Property and equipment, net	832	608
Right-of-use assets, net	504	575
Total assets	$136,423	$24,052
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,120	$10,138
Accrued expenses	20,058	18,645
Other current liabilities	1,372	1,835
Total current liabilities	31,550	30,618
Long-term liabilities
Other long term liabilities	400	107
Total long-term liabilities	400	107
Total liabilities	31,950	30,725
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 authorized and no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 authorized as of September 30, 2026 and December 31, 2025, and 15,880,822 and 12,038,263 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	819,290	599,249
Accumulated other comprehensive income	2,749	2,648
Accumulated deficit	(717,567)	(608,571)
Total stockholders’ equity	104,473	(6,673)
Total liabilities and stockholders’ equity	$136,423	$24,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$23,948	$20,012	$75,505	$62,914
General and administrative	19,421	5,981	36,426	16,987
Total operating expenses	43,369	25,993	111,931	79,901
Loss from operations	(43,369)	(25,993)	(111,931)	(79,901)
Other income (expense):
Interest income	1,093	419	3,139	843
Other income (expense), net	(33)	(5)	(204)	1,186
Total other income	1,060	414	2,935	2,029
Net loss	$(42,309)	$(25,579)	$(108,996)	$(77,872)

Net loss per share, basic and diluted	$(0.99)	$(1.32)	$(2.83)	$(5.45)

Weighted-average common shares outstanding, basic and diluted	42,797,370	19,389,776	38,508,964	14,281,149
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(42,309)	$(25,579)	$(108,996)	$(77,872)
Other comprehensive income (loss):
Foreign currency translation	(23)	57	101	(1,627)
Total comprehensive loss	$(42,332)	$(25,522)	$(108,895)	$(79,499)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity/(deficit)
	Shares	Amount
Balance at January 1, 2026	12,038,263	$1	$599,249	$2,648	$(608,571)	$(6,673)
Net loss	—	—	—	—	(32,588)	(32,588)
Stock-based compensation	—	—	1,443	—	—	1,443
Foreign exchange translation adjustment	—	—	—	409	—	409
February 2026 Private Placement net of issuance costs of $12,747,000	—	—	187,263	—	—	187,263
Exercise of pre-funded warrants from May 2025 Offering	1,383,220	—	—	—	—	—
Exercise of Series B warrants from May 2025 Offering net of issuance costs of $123,000	200,000	—	1,377	—	—	1,377
Balance at March 31, 2026	13,621,483	$1	$789,332	$3,057	$(641,159)	$151,231
Net loss	—	—	—	—	(34,099)	(34,099)
Stock-based compensation	—	—	5,416	—	—	5,416
Reclassification of Stock Appreciation Rights ("SARs") liability to equity	—	—	5,198	—	—	5,198
Foreign exchange translation adjustment	—	—	—	(285)	—	(285)
Shares issued in connection with the Company's employee stock purchase plan	18,884	—	86	—	—	86
Exercise of employee stock options	4,100	—	32	—	—	32
Balance at June 30, 2026	13,644,467	$1	$800,064	$2,772	$(675,258)	$127,579
Net loss	—	—	—	—	(42,309)	(42,309)
Stock-based compensation	—	—	13,908	—	—	13,908
Exercise of employee stock options	33,915	—	289	—	—	289
Exercise of employee stock appreciation rights ("SARs")	46,946	—	—	—	—	—
Exercise of February 2026 Common Warrants, net of issuance costs of $321,000	612,700	—	5,029	—	—	5,029
Cashless exercise of February 2026 Prefunded Warrants	612,644	—	—	—	—	—
Cashless exercise of Series B warrants from May 2025 Offering	430,180	—	—	—	—	—
Cashless exercise of pre-funded warrants from May 2025 Offering	499,970	—	—	—	—	—
Foreign exchange translation adjustment	—	—	—	(23)	—	(23)
Balance at September 30, 2026	15,880,822	$1	$819,290	$2,749	$(717,567)	$104,473

Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity/(deficit)
	Shares	Amount
Balance at January 1, 2025	9,015,087	$1	$525,618	$4,209	$(511,399)	$18,429
Net loss	—	—	—	—	(25,473)	(25,473)
Stock-based compensation	—	—	2,042	—	—	2,042
Foreign exchange translation adjustment	—	—	—	(285)	—	(285)
Balance at March 31, 2025	9,015,087	$1	$527,660	$3,924	$(536,872)	$(5,287)
Net loss	—	—	—	—	(26,820)	(26,820)
Stock-based compensation	—	—	1,899	—	—	1,899
Foreign exchange translation adjustment	—	—	—	(1,399)	—	(1,399)
Issuance of pre-funded warrants - May 2025 Financing, net of issuance costs of $4,332,000	—	—	60,661	—	—	60,661
Issuance of common stock - April 2025 Financing, net of issuance costs of $367,000	566,667	—	4,734	—	—	4,734
Exercise of pre-funded warrants from January 2024 Financing	261,306	—	—	—	—	—
Shares issued in connection with the Company's employee stock purchase plan	22,000	—	123	—	—	123
Balance at June 30, 2025	9,865,060	$1	$595,077	$2,525	$(563,692)	$33,911
Net loss	—	—	—	—	(25,579)	(25,579)
Stock-based compensation	—	—	2,110	—	—	2,110
Foreign exchange translation adjustment	—	—	—	57	—	57
Balance at September 30, 2025	9,865,060	$1	$597,187	$2,582	$(589,271)	$10,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(108,996)	$(77,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	126
Stock-based compensation	25,156	7,555
Non-cash lease expense	416	156
Changes in operating assets and liabilities:
Other current assets and prepaid expenses	4,121	(45)
Accounts payable	315	(927)
Accrued expenses	1,869	4,875
Operating lease liabilities	(419)	(168)
Other liabilities	745	(225)
Net cash used in operating activities	(76,688)	(66,525)
Cash flows from investing activities:
Purchases of property and equipment	(355)	(150)
Net cash used in investing activities	(355)	(150)
Cash flows from financing activities:
Proceeds from May 2025 Offering, net of issuance costs	—	60,661
Proceeds from April 2025 Offering, net of issuance costs	—	4,734
Proceeds from exercise of Series B warrants, net of issuance costs	1,377	—
Proceeds from exercise of stock options	321	—
Proceeds from exercise of February 2026 Common Warrants, net of issuance costs	5,029	—
Proceeds from shares issued in connection with the Company's Employee Stock Purchase Plan	86	123
Proceeds from February 2026 Private Placement, net of issuance costs	187,263	—
Net cash provided by financing activities	194,076	65,518
Effect of exchange rate changes on cash and cash equivalents	(553)	621
Net change in cash and cash equivalents	116,480	(536)
Cash and cash equivalents, beginning of period	15,483	35,668
Cash and cash equivalents, end of period	$131,963	$35,132
Supplemental disclosure of noncash investing and financing activities:
Reclassification of SARs liability to equity	$5,198	$—
Operating lease right-of use asset obtained in exchange for lease obligation	$345	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNIC, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Financial Statements
Description of Business
Immunic, Inc. ("Immunic" or the "Company") is a late-stage biotechnology company pioneering the development of novel oral therapies for neurologic diseases. The Company is headquartered in New York City with its research and development operations in Gräfelfing near Munich, Germany. The Company had approximately 115 employees as of October 31, 2026.
The Company is focused on development and potential commercialization of orally administered, small molecule programs with differentiated risk-benefit profiles intended to directly address the unmet needs of patients with neurologic and autoimmune diseases. The vidofludimus calcium (IMU-838) program is in Phase 3 clinical development for patients with relapsing multiple sclerosis (“MS”), with an additional Phase 3 clinical trial in progressive MS being initiated. It has previously shown therapeutic activity in Phase 2 clinical trials in patients with relapsing-remitting MS, progressive MS, and other diseases. The Company’s development pipeline also includes earlier-stage programs, including IMU-381 and IMU-856, aimed at building a broader therapeutics platform addressing neurodegenerative and autoimmune diseases.
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
Financial Condition, Liquidity and Going Concern
Immunic has no products approved for commercial sale and has not generated any revenue from product sales. It has never been profitable and has incurred operating losses in each year since inception in 2016. The Company has an accumulated deficit of approximately $717.6 million as of September 30, 2026 and $608.6 million as of December 31, 2025. Substantially all of Immunic's operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
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
From inception through September 30, 2026, the Company raised net cash of approximately $690.0 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of September 30, 2026, we had cash and cash equivalents of approximately $132.0 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles ("U.S. GAAP") and include the accounts of Immunic and its wholly-owned subsidiaries, Immunic AG and Immunic Australia Pty Ltd, and, through September 12, 2026, Gliomic Therapeutics Inc. (“Gliomic Therapeutics”) (see Note 11). All intercompany accounts and transactions have been eliminated in consolidation. Immunic manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.
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
Cash and cash equivalents consist of cash on hand and deposits in banks located in the U.S. of approximately $94.9 million, Germany of approximately $37.0 million and Australia of approximately $0.1 million as of September 30, 2026. The Company maintains cash and cash equivalent balances denominated in Euro and U.S. dollars with major financial institutions in the U.S. and Germany in excess of the deposit limits insured by the government. Management periodically reviews the credit standing of these financial institutions. The Company currently deposits its cash and cash equivalents with two large financial institutions.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the assets, which range from three to thirteen years. Depreciation expense was $38,000 and $40,000 for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $105,000 and $126,000 for the nine months ended September 30, 2026 and 2025, respectively.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impaired assets are then recorded at their estimated fair value. There were no impairment losses during the three and nine months ended September 30, 2026 and 2025.
Research and Development Expenses
These costs primarily include external development expenses and internal personnel expenses for its development programs, vidofludimus calcium, IMU-381 and IMU-856. Immunic has spent the majority of its research and development resources on vidofludimus calcium, the Company's lead development program, for clinical trials in MS.
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
Ludwig-Maximilians-University Agreement
Effective June 30, 2025 and November 11, 2025, Immunic AG entered into licensing agreements with the Ludwig-Maximilians-University, Munich, Germany, for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement, the Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments related to these molecules, none of which have been earned as of September 30, 2026.
Government assistance
Government assistance relating to research and development performed by Immunic Australia Pty Ltd. is recorded as a component of Other Income (expense). This government assistance is recognized at a rate of 43.5% of the qualified research and development expenditures which are incurred. We also receive government assistance from the German Government for reimbursement of research and development expenses up to 4.2 million Euros per year. Based on the uncertainty of government approval, the Company does not record government assistance until approval is obtained. We had recognized other income of $0 for the three months ended September 30, 2026 and 2025 and $0 and $1.0 million of other income related to research activities performed during the nine months ended September 30, 2026 and 2025, respectively.
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
Stock Options
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

The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or the entire deferred tax asset will not be realized. As of September 30, 2026 and December 31, 2025, the Company maintained a full valuation allowance against the balance of deferred tax assets.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company is subject to U.S. federal, New York, California, Massachusetts, North Carolina, Texas, German and Australian income taxes. The Company is subject to U.S. federal or state income tax examination by tax authorities for tax returns filed for the years 2003 and forward due to the carryforward of NOLs. Tax years 2019 through 2025 are subject to audit by German and Australian tax authorities. The German tax authorities completed its review for Immunic AG and former Immunic GmbH subsidiaries for the years ended December 31, 2021-2023 and there were no findings.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and, if dilutive, common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three and nine months ended September 30, 2026 includes 858,015 pre-funded warrants from the January 2024 Financing, 4,619,867 pre-funded warrants from the May 2025 Offering and 22,294,900 pre-funded warrants from the February 2026 Offering that remain unexercised as of September 30, 2026. The weighted average shares outstanding calculation for basic and diluted earnings per share for the three and nine months ended September 30, 2025 includes 858,015 pre-funded warrants from the January 2024 Financing and 8,666,667 pre-funded warrants from the May 2025 Offering that remain unexercised as of September 30, 2025.

Potentially dilutive securities, which are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive, are as follows:

	As of September 30,
	2026	2025
Options to purchase common stock	6,735,314	2,572,850
Placement agent warrants	28,333	28,333
Time based Stock Appreciation Rights	418,722	499,977
Stock Appreciation Rights from exercised Series B Warrants	100,059	—
Potential additional Stock Appreciation Rights from Series B Warrants	280,783	999,953
Potential Stock Appreciation Rights from Series A Warrants	—	999,953
Series A Warrants	—	8,666,667
Series B Warrants	2,557,967	8,666,667
Tranche 2 Share rights	—	4,662,005
Tranche 3 Share rights	—	4,662,005
Potential Tranche 2 SARs	—	499,977
Potential Tranche 3 SARs	—	499,977
February 2026 common warrants	22,294,900	—
	32,416,078	32,758,364
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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes guidance for the recognition, measurement, and presentation of government grants received by business entities, including grants related to assets and grants related to income. The amendments are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance may be applied using a modified prospective, modified retrospective, or retrospective approach. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of interim reporting guidance and the form and content of interim financial statements and notes, consolidates references to interim disclosure requirements, and establishes a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance may be applied prospectively or retrospectively to any or all prior periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

3. Balance Sheet Details
Other Current Assets and Prepaid Expenses
Other Current Assets and Prepaid Expenses consist of (in thousands):

	September 30, 2026	December 31, 2025
Prepaid clinical and related costs	$1,201	$2,064
VAT receivable	410	333
Research grant	—	3,789
Prepaid insurance	671	369
Other	842	831
Total	$3,124	$7,386
Accounts Payable
Accounts Payable consist of (in thousands):

	September 30, 2026	December 31, 2025
Clinical costs	$9,396	$9,493
Legal and audit costs	86	262
Other	638	383
Total	$10,120	$10,138

Accrued Expenses
Accrued Expenses consist of (in thousands):

	September 30, 2026	December 31, 2025
Accrued clinical and related costs	$15,471	$16,102
Accrued legal and audit costs	155	137
Accrued compensation	1,703	2,168
Pre-commercial planning costs	1,199	—
Accrued other	1,530	238
Total	$20,058	$18,645
Other Current Liabilities
Other Current Liabilities consist of (in thousands):

	September 30, 2026	December 31, 2025
Lease liabilities	$246	$470
SARs liability	—	809
Other	1,126	556
Total	$1,372	$1,835

4. Operating Leases
The Company leases certain office space under non-cancelable operating leases. The New York City office lease terminates on July 31, 2028, and the lease for the research laboratory in Planegg, Germany terminates on November 30, 2028. The lease term has expired for the Gräfelfing, Germany office, however, the Company is currently operating on a one-year monthly rolling lease and the Company needs to provide one-years notice to terminate the lease. Renewal options were not included in calculating the right of use asset and liabilities for this facility. These agreements include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset. The New York City lease was extended on May 6, 2026 for an additional two years resulting in the new lease termination date of July 31, 2028. There were net additions of $345,000 related to the extension of the New York City lease during the nine months ended September 30, 2026. The New York City lease has a renewal option, but this was not included in calculating the right of use asset and liabilities. In February 2023, the Company leased space in Germany for a research laboratory. The leases do not have concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions.
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
Immunic’s operating lease costs and variable lease costs were $306,000 and $325,000 for the three months ended September 30, 2026 and 2025, respectively and $972,000 and $916,000 for the nine months ended September 30, 2026 and 2025, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.
Maturities of the operating lease obligation are as follows as of September 30, 2026 (in thousands):

2026	$68
2027	279
2028	197
2029	—
2030	—
Thereafter	—
Total	544
Interest	(41)
Present Value of obligation	$503

5. Fair Value
The following fair value hierarchy tables present information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$93,740	$93,740	$—	$—
Total assets at fair value	$93,740	$93,740	$—	$—

	Fair Value Measurement at December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$9,244	$9,244	$—	$—
Total assets	$9,244	$9,244	$—	$—

	Fair Value Measurement at Fair Value Measurement at December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
SARs liability	$809	$—	$—	$809
Total Liabilities	$809	$—	$—	$809
For the Company’s money market funds which are included as a component of cash and cash equivalents on the consolidated balance sheet, realized gains and losses are included in interest income on the consolidated statements of operations.
Our money market fund account is held in our bank in the U.S. and was earning interest at a rate of 3.8% in a U.S. Government money market fund.
The Company has cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2026. The Company has not historically experienced any credit losses with balances in excess of FDIC limits.
The Company recorded a SARs liability of $0 and $0.8 million as of September 30, 2026 and December 31, 2025, respectively, as a result of the grant of up to 3.5 million SARs in July 2025 (see note 7). The fair value of the SARs liability was classified as Level 3 under the fair value hierarchy up until June 29, 2026 when the shareholders approved an increase of an additional 6 million allowable shares related to the 2019 Equity Plan. Upon the approval of additional shares, the Company determined it meets the other criteria to be classified as an equity classified award and therefore no longer needs to be marked to market each quarter. Any previous liability that was recognized for these awards was reclassified to Additional Paid-in Capital during the quarter ended June 30, 2026. A rollforward of the fair value of the SARs liability is as follow (in thousands):

Fair value of SARs liability at December 31, 2025	$809
Change in fair value of SARs liability for the three months ended March 31, 2026	1,901
Fair value of SARs liability at March 31, 2026	2,710
Change in fair value of SARs liability from April 1, 2026 through June 29, 2026	2,488
Reclassification of the fair value of SARs liability to equity on June 29, 2026	(5,198)
Fair value of SARs liability at September 30, 2026	$—

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
In November 2023, the Company filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. This registration statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement of $82.3 million can continue to be sold under the 2023 Shelf Registration Statement. As a result of the April 2025 Offering and May 2025 Offering, the total amount available under the 2023 Shelf Registration Statement was reduced by $96.8 million to $235.5 million as of September 30, 2026. The Company can also use the unused amount of the available ATM as additional shelf availability.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or byLeerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of September 30, 2026, $80.0 million in capacity remains under the May 2024 ATM.
  The Company did not have any ATM activity during the three or nine months ended September 30, 2026 and 2025.
Stock Reserved for Future Issuance
Shares reserved for future issuance at September 30, 2026 are as follows:

Number of Shares
Common stock reserved for issuance for:
2021 Employee stock purchase plan	42,142
Shares reserved for the January 2024 Pre-funded stock warrants	858,015
Placement agent warrants	28,333
Outstanding stock options	6,735,314
Shares reserved for the May 2025 Pre-funded warrants	4,619,867
Shares reserved for Time based SARs	418,722
Shares reserved for SARs for exercised Series B warrants	100,059
Shares reserved for SARs for unexercised Series B warrants	280,783
Shares reserved for the May 2025 Series B warrants	2,557,967
Shares reserved for the February 2026 Pre-funded warrants	22,294,900
Shares reserved for the February 2026 common warrants	22,294,900
Common stock options available for future grant:
2017 Inducement Equity Incentive Plan	4,625
2019 Omnibus Equity Incentive Plan	3,488,014
2026 Inducement Equity Incentive Plan	1,233,650
Total common shares reserved for future issuance	64,957,291
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

Special Meeting and Reverse Stock Split

On April 14, 2026, we held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, our stockholders voted to authorize our Board of Directors ("the "Board"), in its discretion, to amend our certificate of incorporation, as amended and restated, to effect a reverse stock split of all of the outstanding shares of the Common Stock, at a ratio in the range of 1-for-10 to 1-for-30, with such ratio to be determined by the Board. Following the Special Meeting, the Board approved a reverse stock split of our issued and outstanding Common Stock, at a ratio of 1-for-10 shares, which became effective April 27, 2026 (the “Reverse Stock Split”). All share and per-share amounts have been retroactively adjusted for the Reverse Stock Split.
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

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.001 per share and will expire when exercised in full. The Series A Warrants were exercisable for one share of Common Stock at an exercise price of $7.50 per share. All of the Series A Warrants expired as of September 30, 2026. Each Series B Warrant is exercisable for one share of Common Stock at an exercise price of $7.50 per share and will expire five years from the date of issuance. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. On February 17, 2026, as part of the February 2026 Private Placement, 5,108,700 warrants were exchanged for the right to share a 5% royalty. On March 10, 2026, 200,000 of the Series B warrants were exercised for $1.4 million in net cash proceeds, on August 17, 2026 an additional 800,000 Series B warrants were exercised in a cashless exercise resulting in 2,557,967 Series B Warrants outstanding as of September 30, 2026. The Company may receive up to an aggregate of approximately $19.2 million of additional gross proceeds if the remaining Series B Warrants are exercised in full for cash. Pursuant to the May 2025 Underwriting Agreement, the Company agreed to pay Leerink Partners LLC an underwriting discount of 6.0% of the gross proceeds from the May 2025 Offering and to reimburse Leerink Partners LLC for certain expenses incurred in connection therewith.
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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. Through September 30, 2026, no cash dividends had been declared or paid.

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
Pre-funded Warrants
The Company issued 1,119,356 pre-funded warrants in connection with a financing in January 2024, 858,015 of the pre-funded warrants remain outstanding as of September 30, 2026.
The Company issued 8,666,667 pre-funded warrants in connection with the May 2025 Offering, 4,619,867 of pre-funded warrants remain outstanding as of September 30, 2026.
The Company issued 22,907,600 pre-funded warrants in connection with the February 2026 Pre-funded Warrant Shares in the February 2026 Private Placement, which are accompanied by a warrant to purchase one share of common stock or a pre-funded warrant to purchase a share of common stock subject to exercise restrictions, 22,294,900 of which are still outstanding as of September 30, 2026.
Preferred Stock
The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 20 million shares of $0.0001 par value preferred stock, with such voting powers (if any), designations, powers, preferences, and relative, participating, optional or other rights, if any, and any qualifications, limitations or restrictions thereof, as shall be set by the Board of Directors. No preferred shares were issued or outstanding as of September 30, 2026.

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

The first enrollment period under the plan commenced on August 1, 2021 and the Company has issued 77,858 shares life-to-date under the ESPP. The Company recognized $39,000 and $71,000 of expense related to the plan during the three and nine months ended September 30, 2026, respectively. The Company recognized $22,000 and $70,000 of expense related to the plan during the three and nine months ended September 30, 2025, respectively.

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
2026 Inducement Equity Compensation Plan

On March 13, 2026, the Board and the Compensation Committee of the Board adopted the Inducement Plan (the “Inducement Plan”), effective as of March 13, 2026, pursuant to which the Company reserved 3,000,000 shares of common stock to be issued exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market (“Rule 5635(c)(4)”). The Inducement Plan provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Board and the Committee without stockholder approval pursuant to Rule 5635(c)(4). The Company registered the 3,000,000 shares of common stock under a Registration Statement on Form S-8 (File No. 333-294952), filed with the SEC on April 9, 2026. Effective April 24, 2026 the Board granted 300,000 stock options to Michael Panzara, the Company's new Chief Medical Officer. Effective May 19, 2026, the Board voted to reduce the remaining stock options available under the Inducement Plan to 1,250,000. Effective May 22, 2026, the Board granted 1,000,000 stock options to Erik Lundgren, the Company's new CEO. On September 16, 2026 the Board voted to increase the number of shares available under the inducement plan by 1,300,000. The Company registered these 1,300,000 shares of common stock under a Registration Statement on Form S-8 (File No. 333-299232), filed with the SEC on October 1, 2026. As of September 30, 2026, there are 1,233,650 stock options available for grant remaining under the Inducement Plan.
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

Movements during the period
The following table summarizes stock option activity for the nine months ended September 30, 2026 and 2025, respectively, for the 2019 Plan and 2026 Inducement Plan:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	2,572,850	$12.08
Granted	4,246,729	$11.99
Exercised	(38,015)	$8.38	—	$274,882
Forfeited or expired	(46,250)	$27.18
Outstanding as of September 30, 2026	6,735,314	$11.94	7.68	$1,510,263
Options exercisable as of September 30, 2026	2,507,269	$12.31	4.80	$808,162

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	1,613,605	$15.20
Granted	993,710	$7.80
Exercised	—	$—
Forfeited or expired	(34,465)	$34.90
Outstanding as of September 30, 2025	2,572,850	$12.10	8.56	$1,058,962
Options exercisable as of September 30, 2025	810,583	$16.20	7.14	$39,947
Measurement
The weighted-average assumptions used in the BSM option pricing model to determine the fair value of the employee and non-employee stock option grants relating to the 2019 Plan and the 2026 Inducement Plan were as follows:
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
The weighted-average grant date fair value of stock options granted under the 2019 Plan and the 2026 Inducement Plan during the nine months ended September 30, 2026 and 2025 was $11.80 and $6.70, respectively. The following are the underlying assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees and to non-employees under this stock plan:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	4.27%	4.14%
Expected dividend yield	0%	0%
Expected volatility	109.2%	116.0%
Expected term of options (years)	5.66	5.91
As of September 30, 2026, there was $43.2 million in total unrecognized compensation expense relating to the 2019 Plan and 2026 Inducement Plan, to be recognized over a weighted average period of 3.18 years. There were stock options granted in the three months ended March 31, 2026 that were granted subject to shareholder approval, which was obtained in the three months ended June 30, 2026.
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

The approximately 3,500,000 SARs granted consisted of five distinct tranches:

•Time Based SARs (TB SARs): There were 500,000 TB SAR's issued which became exercisable beginning August 1, 2026. The number of TB SARs exercisable is fixed, and their exercisability was only subject to the time vesting condition. The TB SARs expire ten years from the date of grant. There are 418,722 TB SARs outstanding as of September 30, 2026.
•SARs tied to the exercise of Series A Warrants (SA SARs): The maximum number of SA SARs was capped at up to 1,000,000, but the number of SARs exercisable is determined based on the percentage of Series A Warrants to be exercised out of a total of 8,666,667 shares of Series A Warrants issued. As of September 30, 2026, all of the Series A warrants and SA SARs expired unexercised.
•SARs tied to the exercise of Series B Warrants (SB SARs): The maximum number of SB SARs is capped at up to 1,000,000, but the number of SARs exercisable is determined based on the percentage of Series B Warrants to be exercised out of a total of 8,666,667 shares of Series B Warrants issued. On February 17, 2026, Series B Warrants to purchase up to an aggregate of 5,108,700 shares of Common Stock were surrendered by Participating Series B Holders and cancelled. Life-to-date, 1,000,000 of the Series B warrants have been exercised. Series B Warrants to purchase up to an aggregate of 2,557,967 shares of Common Stock remain issued and outstanding. The Potential SARs that were associated with the Series B Warrants that were cancelled were also cancelled. This resulted in a revised potential issuance of 410,511 Series B SARs out of the initial grant of 1,000,000. Life-to-date, 115,378 SB SARS have been issued and 100,059 of these remain outstanding as of September 30, 2026. The Vesting of SB SARs that were not exercised are subject to service and implied market conditions. The SB SARs vested on August 1, 2026 and expire ten years from the date of grant (see Note 6 "February 2026 Private Placement-Royalty Exchange Agreement").
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

The Company’s SARs activity is as follows:

SARs grants	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at January 1, 2026	1,623,007	$7.650
SARs granted	—	$—
SARs forfeited or expired	(732,226)	$7.650
SARs exercised	(91,217)	$7.650		$752,764
Balance at September 30, 2026	799,564	$7.650	6.83	$1,319,281
Exercisable at September 30, 2026	518,781	$7.650	6.63	$855,989

SARs grants	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at January 1, 2025	—	$—
SARs granted	3,499,837	$7.650
SARs forfeited or expired	—	$—
Balance at September 30, 2025	3,499,837	$7.650	9.76	$4,080,809
Exercisable at September 30, 2025	—	$—	—	$—

The June 29, 2026 fair value of the SARs was $8.60 per share for TB SARs and $11.62 per share for SB SARs.

The September 30, 2025 fair value of the SARs was $4.040 per share for TB SARs, $3.260 per share for SA SARs, $3.940 per share for SB SARs, $0.130 for T2 SARs, and $0.130 for T3 SARs.
For the three months and nine months ended September 30, 2026, the Company recognized $1.1 million and $5.5 million of compensation expenses, respectively. The nine months include $1.6 million of expense related to the revaluation of the SARs grants on June 29, 2026 which is the date of the reclassification of these awards from liability to equity. As of September 30, 2026, the unrecognized compensation expense is $2.4 million which is expected to be recognized over a weighted average period of 2.5 years.

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
Modification and Acceleration of Stock Option and SARs Grants
The Company modified certain stock option and SARs grants during the nine months ended September 30, 2026 due to two employee terminations. The incremental expense recognized related to these modifications during the three and nine months ended September 30, 2026 was approximately $0.8 million and $1.0 million, respectively.
As a result of the previously established employment agreements associated with these terminations, the Company incurred accelerated stock option expense during the three and nine months ended September 30, 2026 of $8.2 million and $9.0 million, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense for all stock awards recognized in the accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,137,000	$1,539,000	$7,526,000	$3,131,000
General and administrative	11,771,000	2,075,000	17,630,000	4,424,000
Total	$13,908,000	$3,614,000	$25,156,000	$7,555,000

8. Related Party Transactions

Executive Agreement with Duane Nash

On December 29, 2025, in connection with Immunic, Inc.’s incorporation of Gliomic Therapeutics, a Delaware corporation and at the time, a wholly-owned subsidiary of the Company, Duane Nash, former Executive Chairman of the Company, entered into an employment agreement (the “Nash Agreement”) with the Company, pursuant to which Dr. Nash agreed to serve as Chief Executive Officer and President of Gliomic Therapeutics, effective January 1, 2026. Dr. Nash was paid a monthly base salary of $33,987 from January 1, 2026 through June 30, 2026 at which such time the Nash Agreement was terminated and the Company no longer paid him a salary as CEO of Gliomic Therapeutics. Dr. Nash will receive COBRA reimbursement for six months beyond June 30, 2026. Dr. Nash was paid a prorated board of directors fee from July 1, 2026 until his resignation from the Board on September 10, 2026.

As described in Note 11, on September 12, 2026, pursuant to the Contribution Agreement, the Company contributed Gliomic Therapeutics to Gliomic Holdings in exchange for a 19.99% fully diluted equity interest, and Immunic AG entered into the Gliomic License Agreement with Gliomic Holdings (each of the Contribution Agreement, Gliomic Holdings and the Gliomic License Agreement as defined in Note 11). Dr. Nash, who served as a member of the Board until September 10, 2026 and as Chief Executive Officer and President of Gliomic Therapeutics through June 30, 2026, is the Chief Executive Officer of Gliomic Holdings and executed the Contribution Agreement and the Gliomic License Agreement on behalf of Gliomic Holdings.

Resignation of Dr. Daniel Vitt

On April 7, 2026, we entered into a Retention Bonus Agreement with Daniel Vitt, Ph.D., former Chief Executive Officer. The Agreement was entered into in connection with our commencement of a search for a new Chief Executive Officer and Dr. Vitt’s potential transition to a “C-Suite” role focused on strengthening our scientific strategy and driving portfolio advancement after a new Chief Executive Officer is hired.

Pursuant to the Agreement, subject to Dr. Vitt's continued employment with the Company through August 31, 2026, Dr. Vitt was entitled to receive a retention bonus equal to $670,000, less applicable withholdings and payroll deductions. The Retention Bonus would be paid in one lump sum on the first regularly scheduled pay date after the Retention Date, subject to the terms and conditions of the Agreement. No payments were made in regards to the Retention Bonus Agreement.

On May 22, 2026, Dr. Daniel Vitt, resigned as the Chief Executive Officer of the Company, effective June 1, 2026. The resignation of Dr. Vitt was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On August 6, 2026, Dr. Vitt resigned as a member of the Board. The resignation of Dr. Vitt was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

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

Commencing on the Separation Date, Dr. Vitt began serving as a consultant to the Company Subsidiary for an initial period of twelve (12) months (the “Consulting Period”), in addition to serving as Chair of the SAB, providing consulting services on an as-needed basis for up to fifteen (15) hours per month, in exchange for a monthly retainer of €15,000. Dr. Vitt also agreed to non-competition and non- solicitation covenants through the Consulting Period and for six (6) months following the date he ceases to be a member of the SAB. In addition, the Company and the Company Subsidiary agreed to provide Dr. Vitt with severance benefits, subject to his timely execution and non-revocation of a release of claims in favor of the Company, including (i) a salary payment consisting of his base salary and the monthly installment of his fixed annual salary under the Service Agreement, in each case for a period of sixteen and one-half months following the Separation Date, of which the first twelve (12) installments (equal to $670,000 in the aggregate) will be paid in a lump sum on the first regular payroll payday following the Release Effective Date (as defined in the Separation Agreement) and the remaining four and one-half (4 months, 15 days) months will be paid in five (5) monthly installments (the last at half pay) beginning on the first regular payroll payday following the one-year anniversary of the Release Effective Date, (ii) an aggregate bonus payment of $276,375 (or the Euro equivalent), equal to seventy-five percent (75%) of his target bonus for fiscal year 2026, payable in a lump sum on or before the Company’s first regular payroll payday following the Release Effective Date, and (iii) reimbursement from the Company Subsidiary for the monthly cost of obtaining healthcare in Germany, in an amount not to exceed €1,500 per month, for a period of eighteen (18) months following the Release Effective Date. Additionally, 100% of Dr. Vitt’s outstanding equity awards vested as of the Separation Date in accordance with the original terms of the equity award agreements, and Dr. Vitt will have three (3) years following the Separation Date to exercise any vested equity awards. The Company also agreed to reimburse Dr. Vitt for legal fees incurred in connection with the negotiation of the Separation Agreement, up to a maximum of $20,000.
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

Commencing on the Separation Date, Dr. Muehler will serve as a consultant to the Company for an initial period of ten (10) months, providing consulting services on an as-needed basis for up to twenty (20) hours per month, in exchange for a monthly retainer of $10,000. In addition, the Company agreed to provide Dr. Muehler with severance benefits, including a lump sum payment equal to twelve (12) months of Dr. Muehler’s base salary, a pro-rated bonus for fiscal 2026, provided that such bonus will be determined by the Company in the ordinary course and will be paid (to the extent determined to have been earned by the Company) when such bonus is paid to employees of the Company, and a lump sum payment from Immunic AG equal to twelve (12) months of Dr. Muehler’s fixed annual salary under the Service Agreement, subject to Dr. Muehler’s execution of a release of claims in favor of the Company and compliance with the terms of the Separation Agreement. Additionally, 100% of Dr. Muehler’s outstanding equity awards vested as of the Separation Date in accordance with the original terms of the equity award agreements. Dr. Muehler will have three (3) years following Separation Date to exercise any vested equity awards.

9. Commitments and Contingencies

As of September 30, 2026, the Company has non-cancelable contractual obligations under certain agreements related to its development programs for vidofludimus calcium totaling approximately $1.2 million, all of which is expected to be paid in 2026 and 2027.

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
Ludwig-Maximilians-University Agreements
Effective June 30, 2025 and November 11, 2025, Immunic AG entered into licensing agreements with the Ludwig-Maximilians-University, Munich, Germany, for an exclusive license to develop, manufacture and commercialize products derived for a series of new molecules for treating neuroinflammatory diseases. Under the agreement, the Ludwig-Maximilians-University is entitled to receive future development, regulatory and sales milestone payments related to these molecules, none of which have been earned as of September 30, 2026.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30:

	Three Months Ended September 30,
	2026	2025
Operating expenses:
Clinical product candidates	$16,881	$15,285
Pre-clinical product candidates	599	480
Employee costs- research and development	3,846	2,463
Employee costs-general and administrative	2,997	1,661
Non-cash stock compensation	13,908	3,614
Depreciation expense	38	40
Professional fees and other segment expenses	5,100	2,450
Total operating expenses	43,369	25,993
Loss from operations	(43,369)	(25,993)
Interest income	1,093	419
Other income (expense)	(33)	(5)
Net loss	$(42,309)	$(25,579)

	Nine Months Ended September 30,
	2026	2025
Operating expenses:
Clinical product candidates	$55,193	$50,776
Pre-clinical product candidates	1,522	825
Employee costs- research and development	10,218	7,224
Employee costs-general and administrative	7,257	5,305
Non-cash stock compensation	25,156	7,555
Depreciation expense	105	126
Professional fees and other segment expenses	12,480	8,090
Total operating expenses	111,931	79,901
Loss from operations	(111,931)	(79,901)
Interest income	3,139	843
Other income (expense)	(204)	1,186
Net loss	$(108,996)	$(77,872)

11. Other Agreements

Gliomic Therapeutics

On September 12, 2026, the Company entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) with Gliomic Holdings Inc. (“Gliomic Holdings”), a newly formed company of which Dr. Duane Nash, a former member of the Board, is Chief Executive Officer, pursuant to which the Company contributed to Gliomic Holdings all of the outstanding shares of its wholly-owned subsidiary, Gliomic Therapeutics, together with certain related assets, in exchange for 195,128 shares of Gliomic Holdings common stock, representing 19.99% of the outstanding shares of Gliomic Holdings common stock on a fully diluted basis. The Company is entitled to receive, without further consideration, additional shares of Gliomic Holdings common stock as necessary to maintain its 19.99% fully diluted ownership interest until Gliomic Holdings has raised an aggregate of $20.0 million in one or more bona fide financings. The transaction was accounted for as a transfer of a nonfinancial asset. The 19.99% equity interest in Gliomic Holdings is accounted for as an equity security. The carrying value of the equity security will be adjusted based on observable transactions for the same or similar shares of Gliomic Holdings. As both the assets of Gliomic Therapeutics and the 19.99% interest in Gliomic Holdings were determined to have de minimis value, no gain or loss was recognized, and the interest is currently held at $0. Concurrent with the Contribution Agreement, the Company executed a license agreement (the “License Agreement”) with Gliomic Therapeutics (as licensee) covering certain patents, knowhow, and compounds. Under the License Agreement, the Company will receive a 4% royalty on future sales of Gliomic’s product candidates, as well as a $25 million milestone payment on the first regulatory approval in neuro-oncology, and an additional $25 million milestone payment on the first regulatory approval in oncology outside of neuro-oncology upon the event that either milestone is attained. Future royalty payments will be recognized as revenue in the period the underlying sales occur. The milestone payments represent variable consideration which has been fully constrained due to the uncertainty of the milestones being met and will be recognized when earned.
12. Subsequent Events
The Company has evaluated events occurring after September 30, 2026 through the date these unaudited condensed consolidated financial statements were issued and, other than the registration on October 1, 2026 of 1,300,000 additional shares of common stock issuable under the Inducement Plan as described in Note 7, has not identified any events requiring recognition or disclosure in these financial statements.

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

Overview
Immunic, Inc. (“Immunic," “we,” “us,” “our” or the "Company") is a late-stage biotechnology company pioneering the development of novel oral therapies for neurologic diseases. We are headquartered in New York City with our research and development operations in Gräfelfing near Munich, Germany. We had approximately 115 employees as of October 31, 2026. We believe our lead candidate, vidofludimus calcium, positions us to pivot toward becoming a fully integrated commercial-stage multiple sclerosis (“MS”) company, and we are building the commercial, regulatory and organizational capabilities to support a potential launch in relapsing MS, while continuing to advance our pipeline in progressive MS and other neurologic indications.

We are focused on development and potential commercialization of orally administered, small molecule programs with differentiated risk-benefit profiles intended to directly address the unmet needs of patients with neurologic and autoimmune diseases. The vidofludimus calcium (IMU-838) program is in Phase 3 clinical development for patients with relapsing MS, with an additional Phase 3 clinical trial in progressive MS being initiated. It has previously shown therapeutic activity in Phase 2 clinical trials in patients with relapsing-remitting MS, progressive MS, and other diseases. Our development pipeline also includes earlier-stage programs, including IMU-381 and IMU-856, aimed at building a broader therapeutics platform addressing neurodegenerative and autoimmune diseases.

The following table summarizes the potential indications, clinical targets and clinical development status of our product candidates:
Our lead development candidate, vidofludimus calcium (IMU-838), is being tested in ongoing MS trials as part of its overall clinical development program in order to support potential regulatory approvals for patients with MS in major markets.

The Phase 3 ENSURE program of vidofludimus calcium in relapsing MS, comprising twin studies evaluating efficacy, safety, and tolerability of vidofludimus calcium versus placebo, is currently ongoing. In October 2024, we announced a positive outcome of an interim analysis of the ENSURE program, with an unblinded Independent Data Monitoring Committee ("IDMC") confirming that the predetermined futility criteria have not been met and recommending that both ENSURE trials should continue without changes, including no need for a potential increase of the sample size. In June 2025, we announced completion of enrollment for both ENSURE trials. Each of the trials enrolled adult patients with active relapsing MS at more than 100 sites in 15 countries. In total, 1,121 patients in ENSURE-1 and 1,100 patients in ENSURE-2 have been randomized in a double-blinded fashion to either a 30 mg daily dose of vidofludimus calcium or placebo. The top-line data for both ENSURE trials is expected in December 2026. Although we currently believe that this goal is achievable, it is dependent on numerous factors, most of which are not under our direct control and can be difficult to predict. We plan to periodically review this assessment and provide updates of material changes as appropriate. If the ENSURE trials are positive, we intend to target submission of a New Drug Application ("NDA") to the U.S. Food and Drug Administration in mid-2027, with potential U.S. regulatory approval in 2028.

Our Phase 2 CALLIPER trial of vidofludimus calcium in progressive MS was designed to corroborate vidofludimus calcium’s neuroprotective potential and to evaluate the clinical efficacy, safety and tolerability of vidofludimus calcium in a broad set of progressive MS patients to determine the suitability of advancing to a confirmatory Phase 3 program. In 2025, we announced the results from the CALLIPER trial. Even though the primary percent brain volume change (“PBVC”) endpoint was not met, exploratory imaging and clinical outcomes revealed consistent, directionally favorable signals. The data showed substantial and medically relevant numerical reductions in 24-week confirmed disability worsening (“24wCDW”) across patient populations and subgroups without evidence of focal inflammation; consistent increases in 24-week confirmed disability improvement (“24wCDI”); as well as reductions in the annualized rate of thalamic brain volume loss, volume of new or enlarging T2 lesions and slowly expanding lesions (“SEL”) count over time. The CALLIPER data also confirmed the favorable safety and tolerability profile of vidofludimus calcium, similar to placebo, as already observed in previous clinical trials. Initiation of the Phase 3 PROTECT-MS trial of vidofludimus calcium in progressive MS is ongoing, with first-patient-enrolled expected in the first half of 2027.

If approved, we believe that vidofludimus calcium, with combined neuroprotective, anti-inflammatory, and antiviral effects as well as a favorable safety and tolerability profile, has the potential to be a differentiated treatment option targeted to the complex pathophysiology of MS. Preclinical data showed that vidofludimus calcium activates the neuroprotective transcription factor nuclear receptor-related 1 (“Nurr1”), which is associated with direct neuroprotective effects and may enhance the potential benefit for patients. Additionally, vidofludimus calcium is a selective inhibitor of the enzyme dihydroorotate dehydrogenase (“DHODH”), which is a key enzyme in the metabolism of overactive immune cells and virus-infected cells. This mechanism is associated with anti-inflammatory and antiviral effects of vidofludimus calcium. We believe that the combined mechanisms of vidofludimus calcium have the potential to offer a differentiated profile in the MS space and support the therapeutic performance observed in our Phase 2 EMPhASIS trial in relapsing-remitting MS patients and in our Phase 2 CALLIPER trial in progressive MS patients. Vidofludimus calcium has shown a consistent pharmacokinetic, safety and tolerability profile, to date. Over 3,500 participants have been exposed to vidofludimus in completed and ongoing clinical trials, with a maximum continuous exposure of more than 6.5 years.

We have selected the IMU-381 program to leverage our Nurr1 platform for neurologic and autoimmune diseases. The platform comprises next-generation molecules, including a series of chemical derivatives, with improved overall properties. The IMU-381 program is currently in preclinical testing.

IMU-856 is an orally available and systemically acting small molecule modulator that targets Sirtuin 6 (“SIRT6”), a protein which serves as a transcriptional regulator of intestinal barrier function and regeneration of bowel epithelium. Based on preclinical data, we believe this compound may represent a novel treatment approach, as the mechanism of action targets the restoration of the intestinal barrier function and bowel wall architecture in patients suffering from gastrointestinal diseases such as celiac disease, IBD, GvHD and other intestinal barrier function associated diseases. We are currently exploring strategic alternatives for the IMU-856 program and are open to discussing potential financing, licensing or partnering options with interested parties.

Additional research and development activities remain ongoing through preclinical research examining the potential to treat a broad set of neurologic and autoimmune diseases with new molecules leveraging our chemical and pharmacological research platform as well as generating intellectual property in these areas. We conduct preclinical work in our laboratory in Martinsried, Germany, and through a collaboration with the Fraunhofer Institute in Halle/Saale, Germany. We are also exploring several options to possibly support further development of certain assets and technologies, including a potential spin-off into a new company and potential licensing transactions.

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

Strategy

We are focused on the development and potential commercialization of new molecules that maximize the therapeutic benefits for patients by addressing biologically relevant immunological targets. We take advantage of our established research and development infrastructure and operations in Germany to more efficiently develop our product candidates in indications of high unmet need and where the product candidates have the potential to elevate the standard of care for the benefit of patients. Given the mechanisms of action and the data generated for our product candidates, to date, we continue to execute on the clinical development of our programs for established indications as well as explore additional indications where patients could potentially benefit from the differentiated profiles of each product candidate.

We are currently focused on maximizing the potential of our development programs through the following strategic initiatives:

•Completing the ongoing twin Phase 3 ENSURE trials of vidofludimus calcium in relapsing MS. If positive, preparation for NDA filing in the United States and potential commercialization.
•Initiating the Phase 3 PROTECT-MS trial of vidofludimus calcium in progressive MS, following the successful completion of the Phase 2 CALLIPER trial and feedback from healthcare authorities.
•Facilitating pre-commercial readiness for potential commercial launch of our product candidates, if regulatory approvals are received, through targeted and stage-appropriate pre-commercial activities.
•Leveraging our preclinical Nurr1 platform for neurologic and autoimmune diseases.
•Exploring strategic alternatives for the IMU-856 development program.
•Continuing preclinical research to complement the existing clinical activities, exploring additional indications for potential future development and generating additional molecules for potential future development.

Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $717.6 million as of September 30, 2026 and $608.6 million as of December 31, 2025. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
From inception through September 30, 2026, we have raised net cash of approximately $690.0 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of September 30, 2026, we had cash and cash equivalents of approximately $132.0 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying consolidated financial statements.

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

The Offering closed on February 17, 2026 (the “February 2026 Closing Date”).

The Company issued 22,907,600 February 2026 Pre-Funded Warrant Shares. The aggregate gross proceeds to the Company from the issuance and sale of the February 2026 Warrants were $200 million, before deducting fees paid to the placement agents and financial advisors of the Company of $12.7 million, for net proceeds of $187.3 million.

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

Hosted Virtual Relapsing Multiple Sclerosis R&D Day on September 9, 2026

On September 9, 2026, we hosted a virtual R&D day focused on relapsing MS. Management of Immunic discussed the potential of vidofludimus calcium (IMU-838) to address both neurodegenerative and inflammatory drivers of MS and shared insights into how its differentiated approach could add to the evolving treatment landscape in relapsing MS. In addition, two MS experts, Amit Bar-Or, M.D., FRCPC, Perelman School of Medicine, University of Pennsylvania, and Stephen Krieger, M.D., FAAN, Icahn School of Medicine, The Mount Sinai Hospital, New York City, joined the event to provide expert perspectives on the MS patient journey, current treatment paradigms, and unmet medical needs.

Gliomic Therapeutics

On September 12, 2026, the Company entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) with Gliomic Holdings Inc. (“Gliomic Holdings”), a newly formed company of which Dr. Duane Nash, a former member of the Board, is Chief Executive Officer, pursuant to which the Company contributed to Gliomic Holdings all of the outstanding shares of its wholly-owned subsidiary, Gliomic Therapeutics, together with certain related assets, in exchange for 195,128 shares of Gliomic Holdings common stock, representing 19.99% of the outstanding shares of Gliomic Holdings common stock on a fully diluted basis. The Company is entitled to receive, without further consideration, additional shares of Gliomic Holdings common stock as necessary to maintain its 19.99% fully diluted ownership interest until Gliomic Holdings has raised an aggregate of $20.0 million in one or more bona fide financings. Immunic will also receive a 4% royalty on future sales of Gliomic’s product candidates, as well as a $25 million milestone payment on the first regulatory approval in neuro-oncology, and an additional $25 million milestone payment on the first regulatory approval in oncology outside of neuro-oncology upon the event that either milestone is attained.

Presented New Data for Vidofludimus Calcium at MSToronto2026 – the 10th Joint ACTRIMS-ECTRIMS Meeting

On October 21, 2026, we announced that new clinical, biomarker, and preclinical data for vidofludimus calcium were presented across four poster presentations at MSToronto2026 – the 10th Joint ACTRIMS-ECTRIMS Meeting, that took place October 21-23, 2026, in Toronto. The data presented provided complementary clinical and mechanistic evidence supporting the differentiated profile of vidofludimus calcium across the MS spectrum. The new CALLIPER open-label extension analyses provided favorable long-term follow-up of the disability signals observed during the double-blind treatment period, while the Nurr1, EBV, and disability endpoint analyses provided additional insight into the biology of disease progression and how treatment effects may be more comprehensively measured.

Hosted Virtual Progressive Multiple Sclerosis R&D Day on November 5, 2026

On November 5, 2026, we hosted a virtual R&D day focused on progressive MS. In addition to members of our management team, the event featured presentations by two renowned experts in the treatment of MS and development of new therapies, Jiwon Oh, M.D., Ph.D., FRCPC, Division of Neurology, University of Toronto, and Maria Pia Sormani, Ph.D., University of Genoa, Italy. The speakers discussed the key unmet needs in progressive MS and the persistent needs for innovative approaches to the development of therapies that target novel mechanisms associated with neurodegeneration and MS progression. Immunic management highlighted the potential expansion opportunity for vidofludimus calcium in progressive MS, including the clinical and scientific rationale supporting Immunic’s plans to initiate a Phase 3 progressive MS trial.

Board and Management Changes

We have evolved select roles in our leadership team and Board to support our preparations for becoming a fully integrated commercial organization. The following paragraphs provide a list of recent appointments to and resignations from our management team and Board:

Appointments

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

Changes to the Board of Directors – Appointment of Interim Chair

On February 12, 2026, following the recommendation of the Committee, the Board appointed Simona Skerjanec, a member of the Board since July 2024, to serve as Interim Chairperson of the Board. Dr. Duane Nash, former Chairman, remained a member of the Board.

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

In connection with Mr. Bonney’s appointment as Chair of the Board, Simona Skerjanec, who has been serving as Interim Chairperson since February 2026, transitioned from Interim Chairperson and continues to serve as a member of the Board.

Appointment of Erik Lundgren, M.B.A., as Chief Executive Officer and as a Director

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

Appointment of Elena Ridloff, CFA, as a Director

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

Appointment of Chitrang Davé, M.B.A., as Chief Data and Digital Officer

On September 1, 2026, we announced the appointment of Chitrang Davé as Chief Data and Digital Officer (CDDO). In this newly created C-suite role, Mr. Davé will establish and lead our enterprise-wide data systems, analytics, AI, and digital strategy, building a unified organization spanning data science, data engineering, data management, and digital capabilities to support our transition from late-stage clinical development to commercial readiness. He will support the preparation of the data package for the potential NDA submission and commercialization of vidofludimus calcium in MS. Mr. Davé will report directly to Chief Executive Officer Erik Lundgren and will serve as a member of the executive leadership team.

Appointment of Jaa Roberson as Chief People Officer

On October 19, 2026, we announced the appointment of Jaa Roberson as Chief People Officer (CPO). In this newly created executive role, Ms. Roberson will lead our global talent and organizational strategy, with a particular focus on attracting and developing the specialized capabilities required as we prepare for our pivotal Phase 3 ENSURE read-out, as well as potential regulatory filings and commercialization of vidofludimus calcium. Ms. Roberson will report directly to Chief Executive Officer Erik Lundgren and will serve as a member of the executive leadership team.

Resignations

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

Resignation of Daniel Vitt, Ph.D.

On August 7, 2026, the Company entered into a Separation Agreement with Dr. Vitt, pursuant to which Dr. Vitt’s employment with the Company terminated on such date. Pursuant to the Separation Agreement, Dr. Vitt agreed to serve as Chair of the Company’s Scientific Advisory Board.

Resignation of Tamar Howson from the Board of Directors

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

Resignation of Duane Nash, M.D., J.D., M.B.A., from the Board of Directors

On September 10, 2026, Dr. Duane Nash resigned as a member of the Board. Dr. Nash’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.
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
Since our inception in March 2016, we have spent a total of approximately $535.4 million in research and development expenses through September 30, 2026.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our operating expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$23,948	$20,012	$3,936	20%
General and administrative	19,421	5,981	13,440	225%
Total operating expenses	43,369	25,993	17,376	67%
Loss from operations	(43,369)	(25,993)	(17,376)	67%
Other income:
Interest income	1,093	419	674	161%
Other income, net	(33)	(5)	(28)	560%
Total other income	1,060	414	646	156%
Net loss	$(42,309)	$(25,579)	$(16,730)	65%

Research and development expenses increased by $3.9 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase reflects (i) a $1.9 million increase in personnel expenses, $0.6 million of which was related to non-cash stock compensation, (ii) a $1.4 million increase for vidofludimus calcium drug supply, (iii) a $2.9 million increase for NDA readiness activities, (iv) a $0.3 million increase due to drug-drug interaction studies in support of a potential NDA filing and (v) a $0.2 million increase related to costs across numerous categories, partially offset by (vi) a $1.8 million decrease related to our ENSURE clinical trials and (vii) a $1.0 million decrease related to our CALLIPER clinical trial.

General and administrative expenses increased by $13.4 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was due to (i) a $11.0 million increase related to personnel expenses, of which $9.7 million was related to non-cash stock compensation primarily related to a separation agreement with our former CEO, (ii) a $1.3 million increase in legal and consultancy expenses and (iii) a $1.1 million increase in related costs across numerous categories.

Interest income increased by $0.7 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This was due to a higher average cash balance as a result of the February 2026 Private Placement.

Other income (expense) was consistent with prior year period during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our operating expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(dollars in thousands)	(unaudited)
Operating expenses:
Research and development	$75,505	$62,914	$12,591	20%
General and administrative	36,426	16,987	19,439	114%
Total operating expenses	111,931	79,901	32,030	40%
Loss from operations	(111,931)	(79,901)	(32,030)	40%
Other income (expense):
Interest income	3,139	843	2,296	272%
Other income (expense), net	(204)	1,186	(1,390)	(117)%
Total other income (expense)	2,935	2,029	906	45%
Net loss	$(108,996)	$(77,872)	$(31,124)	40%

Research and development expenses increased by $12.6 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase reflects (i) a $7.4 million increase in personnel expenses, $4.4 million of which was related to non-cash stock compensation, (ii) a $4.5 million increase for vidofludimus calcium drug supply, (iii) a $4.1 million increase for NDA readiness activities, (iv) a $3.9 million increase due to drug-drug interaction studies in support of a potential NDA filing and (v) a $1.7 million increase related to costs across numerous categories, partially offset by (vi) a $5.2 million decrease related to our ENSURE clinical trials and (vii) a $3.8 million decrease related to our CALLIPER clinical trial.

General and administrative expenses increased by $19.4 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was due to (i) a $15.2 million increase related to personnel expenses, of which $13.2 million was related to non-cash stock compensation primarily related to a separation agreement with our former CEO, (ii) a $2.3 million increase in legal and consultancy expenses and (iii) a $1.9 million increase in related costs across numerous categories.

Interest income increased by $2.3 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This was due to a higher average cash balance as a result of the February 2026 Private Placement.

Other income (expense) decreased by $1.4 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to (i) a $1.0 million grant income of the German Federal Ministry of Finance recognized in the first quarter 2025 and no grant income in 2026 and (ii) a $0.4 million decrease across various categories.

Liquidity and Capital Resources
Financial Condition, Liquidity and Going Concern
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception in 2016. We have an accumulated deficit of approximately $717.6 million as of September 30, 2026 and $608.6 million as of December 31, 2025. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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

From inception through September 30, 2026, we have raised net cash of approximately $690.0 million from private and public offerings of preferred stock, common stock, pre-funded warrants and tranche rights. As of September 30, 2026, we had cash and cash equivalents of approximately $132.0 million. With these funds we expect to be able to fund our operations beyond twelve months from the date of the issuance of the accompanying condensed consolidated financial statements.
In November 2023, we filed a shelf registration statement on Form S-3 (the "2023 Shelf Registration Statement"). The 2023 Shelf Registration Statement permits the offering, issuance and sale of up to $250.0 million of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing. The 2023 Registration Statement was declared effective on May 31, 2024. Unsold securities from the expired 2020 Shelf Registration Statement can continue to be sold under the 2023 Shelf Registration Statement. As a result of the April 2025 Offering and May 2025 Offering, the total amount available under the 2023 Shelf Registration Statement was reduced by $96.8 million to $235.5 million as of September 30, 2026. The Company can also use the unused amount (currently $80.0 million) of the available ATM as additional shelf availability.
In May 2024, we filed a Prospectus Supplement to the 2023 Shelf Registration Statement for the offering, issuance and sale of up to a maximum aggregate offering price of $80.0 million of common stock that may be issued and sold under an at-the-market sales agreement with Leerink Partners LLC as agent ("May 2024 ATM"), which rolls over the $80.0 million of unsold common stock from the May 2022 ATM. We intend to use the net proceeds from the May 2024 ATM to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The May 2024 ATM will terminate upon the earlier of (i) the issuance and sale of all of the shares through Leerink Partners LLC on the terms and subject to the conditions set forth in the May 2024 ATM or (ii) termination of the May 2024 ATM as otherwise permitted thereby. The May 2024 ATM may be terminated at any time by either party upon ten days’ prior notice, or by Leerink Partners LLC at any time in certain circumstances, including the occurrence of a material adverse effect on us. As of September 30, 2026, $80.0 million in capacity remains under the May 2024 ATM.
We did not have any ATM activity during the three or nine months ended September 30, 2026 or 2025.
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

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.001 per share and will expire when exercised in full. The Series A Warrants were exercisable for one share of Common Stock at an exercise price of $7.50 per share. All of the Series A Warrants expired as of September 30, 2026. Each Series B Warrant is exercisable for one share of Common Stock at an exercise price of $7.50 per share and will expire five years from the date of issuance. The holder of the Pre-Funded Warrants and Series B Warrants may also satisfy its obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of such warrant in shares of Common Stock determined according to the formula set forth in the applicable warrant.

The aggregate proceeds from the May 2025 Offering were approximately $65 million before deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the May 2025 Offering. On February 17, 2026, as part of the February 2026 Private Placement, 5,108,700 warrants were exchanged for the right to share a 5% royalty. On March 10, 2026, 200,000 of the Series B warrants were exercised for $1.4 million in net cash proceeds, on August 17, 2026 an additional 800,000 Series B warrants were exercised in a cashless exercise resulting in 2,557,967 Series B Warrants outstanding as of September 30, 2026. The Company may receive up to an aggregate of approximately $19.2 million of additional gross proceeds if the remaining Series B Warrants are exercised in full for cash. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the May 2025 Offering raised from investors and to reimburse the Placement Agent for certain costs incurred in connection therewith.
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
As of September 30, 2026, we had cash and cash equivalents of approximately $132.0 million.
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
(in thousands)	(unaudited)
Cash (used in) provided by:
Operating activities	$(76,688)	$(66,525)
Investing activities	(355)	(150)
Financing activities	194,076	65,518
Operating activities
During the nine months ended September 30, 2026, operating activities used $76.7 million of cash. The use of cash primarily resulted from (i) our net loss of $109.0 million adjusted for non-cash charges of $25.7 million related to $25.2 million for stock-based compensation, $0.4 million related to non-cash lease expense and $0.1 million related to depreciation and (ii) net change in operating assets and liabilities that provided $6.6 million of cash. Changes in our operating assets and liabilities during the nine months ended September 30, 2026 consisted primarily of a $4.1 million decrease in our other current assets and prepaid expenses and a $2.5 million increase in accounts payable, accrued expenses and other current liabilities.
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
Investing activities
During the nine months ended September 30, 2026, net investing activities used $0.4 million due to the purchase of property and equipment.
During the nine months ended September 30, 2025, net investing activities used $0.2 million due to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $194.1 million during the nine months ended September 30, 2026 primarily consisting of $187.3 million of net cash proceeds from the February 2026 Private Placement, $5.0 million from the exercise of the February 2026 Private Placement common warrants, $1.4 million from the exercise of the Series B warrants, $0.3 million from stock option exercises and $0.1 million from the Company's employee stock purchase plan.
Net cash provided by financing activities was $65.5 million during the nine months ended September 30, 2025 primarily consisting of net cash proceeds from the April 2025 Offering and the May 2025 Offering.
Off-Balance Sheet Arrangements
Through September 30, 2026, we have not entered into any transaction, agreement or other arrangements, and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
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
Maturities of the operating lease obligation are as follows as of September 30, 2026:

2026	$68,000
2027	279,000
2028	197,000
2029	—
2030	—
Thereafter	—
Total	544,000
Interest	(41,000)
Present Value of obligation	$503,000
As of September 30, 2026, we had non-cancelable contractual obligations under certain agreements related to our development programs for vidofludimus calcium totaling approximately $1.2 million, all of which is expected to be paid in 2026 and 2027.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes guidance for the recognition, measurement, and presentation of government grants received by business entities, including grants related to assets and grants related to income. The amendments are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance may be applied using a modified prospective, modified retrospective, or retrospective approach. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of interim reporting guidance and the form and content of interim financial statements and notes, consolidates references to interim disclosure requirements, and establishes a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance may be applied prospectively or retrospectively to any or all prior periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $132.0 million as of September 30, 2026, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Decreases or increases in interest rates, however, will reduce or increase future investment income, respectively, to the extent we have funds available for investment.

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
Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of our German and Australian subsidiaries, rate fluctuations may impact the consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. As of September 30, 2026, our German and Australian subsidiaries had net current assets (defined as current assets less current liabilities), subject to foreign currency translation risk, of $12.5 million. A change of approximately $1.3 million in net current assets would result as of September 30, 2026, from a hypothetical 10% adverse change in quoted foreign currency exchange rates, primarily due to the euro. In addition, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2026, would have impacted our net loss by approximately $6.9 million, primarily due to the euro.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e)) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that as of September 30, 2026 our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, we issued (i) 612,700 shares of our common stock upon the cash exercise of February 2026 Common Warrants at an exercise price of $8.73 per share, for aggregate gross proceeds of approximately $5.3 million, and (ii) 612,644 shares of our common stock upon the cashless exercise of February 2026 Pre-Funded Warrants.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) During the three months ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).
Item 6. Exhibits
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit	Filing Date
1.1	Underwriting Agreement	8-K	1.1	May 30, 2025
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	July 17, 2019
3.2	Third Amended and Restated Bylaws.	8-K	3.1	July 17, 2019
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Immunic, Inc.	8-K	3.1	March 8, 2024
3.4	Certificate of Amendment to the Certificate of Incorporation, as amended and restated, dated April 22, 2026	8-K	3.1	April 23, 2026
4.1	2019 Omnibus Equity Incentive Plan, as amended,	S-8	4.2	August 21, 2023
4.2+	Amended and Restated 2021 Employee Stock Purchase Plan.	S-8	10.3	July 28, 2021
4.4	Form of Pre-Funded Warrant	8-K	4.1	January 4, 2024
4.5	Form of Placement Agent Warrant	8-K	4.1	April 9, 2025
4.6	Form of Pre-funded Warrant	8-K	4.1	May 30, 2025
4.7	Form of Series A Warrant	8-K	4.2	May 30, 2025
4.8	Form of Series B Warrant	8-K	4.3	May 30, 2025
4.9	Form of Pre-funded Warrant	8-K	4.1	February 13, 2026
4.10	Form of Common Warrant	8-K	4.2	February 13, 2026

10.1+	Addendum No. 6, dated August 29, 2024, to Employment Agreement, dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.1	September 3, 2024
10.2+	Employment Agreement, dated December 18, 2023, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	10.3	December 18, 2023
10.3	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Daniel Vitt.	8-K	10.1	December 18, 2023
10.4	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Andreas Muehler.	8-K	10.2	December 18, 2023
10.5	Fifth Addendum, dated December 18, 2023, to Service Agreement between Immunic AG and Dr. Hella Kohlhof.	8-K	10.4	December 18, 2023
10.6	Securities Purchase Agreement, dated January 4, 2024, by and among the Company and the Investors.	8-K	10.1	January 4, 2024
10.7	Form of Indemnification Agreement.	8-K	10.4	July 17, 2019
10.8	Service Agreement, dated August 22, 2016, between Immunic AG and Dr. Andreas Muehler.	10-K	10.5	February 23, 2023
10.9	Service Agreement, dated September 29, 2016, between Immunic AG and Daniel Vitt.	10-K	10.6	February 23, 2023
10.10+	Employment Agreement between Dr. Daniel Vitt and Immunic AG.	8-K	10.5	July 17, 2019
10.11+	Employment Agreement, dated September 4, 2019, between Immunic, Inc. and Dr. Andreas Muehler.	8-K	99.3	September 5, 2019
10.12+	Employment Agreement dated April 17, 2020, between Immunic, Inc. and Duane Nash.	8-K	10.2	April 20, 2020
10.13+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Dr. Andreas Muehler	8-K	10.3	June 10, 2021
10.14+	Employment Agreement, dated June 10, 2021 between Immunic, Inc. and Glenn Whaley	8-K	10.4	June 10, 2021
10.15+	Employment Agreement, dated October 14, 2021, between Immunic, Inc. and Patrick Walsh	8-K	10.1	October 14, 2021
10.16+	Employee Agreement, dated July 9, 2024, between Immunic, Inc. and Jason Tardio	10-Q	10.16	August 8, 2024
10.17	Employment agreement dated December 13, 2024, between Immunic, Inc. and Dr. Daniel Vitt	8-K	10.1	December 18, 2024
10.18	Amended and Restated 2021 Employee Stock Purchase Plan	S-8	4.4	July 2, 2024
10.19	2019 Omnibus Equity Incentive Plan, as amended	8-K	10.1	June 4, 2025
10.20	Form of Placement Agency Agreement	8-K	10.1	April 9, 2025
10.21	Form of Securities Purchase Agreement	8-K	10.2	April 9, 2025
10.22+	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Duane Nash.	8-K	10.1	January 5, 2026
10.23+	Employment Agreement, dated December 29, 2025, between Immunic, Inc. and Dr. Daniel Vitt.	8-K	10.2	January 5, 2026
10.24+	Addendum to Service Agreement, dated December 29, 2025, between Immunic AG and Dr. Daniel Vitt.	8-K	10.3	January 5, 2026
10.25	Form of Securities Purchase Agreement, dated February 12, 2026 by and among Immunic, Inc. and the purchasers named therein.	8-K	10.1	February 13, 2026
10.26	Form of Registration Rights Agreement, dated February 12, 2026 by and among Immunic, Inc. and the holders named therein.	8-K	10.2	February 13, 2026
10.27	Form of Purchase and Sale Agreement, dated February 12, 2026 by and among Immunic, Inc., the holders named therein, and BVF Partners, L.P.	8-K	10.3	February 13, 2026
10.28	2026 Inducement Plan	S-8	99.1	April 9, 2026
10.29+	Retention Bonus Agreement, dated as of April 7, 2026, by and between Daniel Vitt and Immunic, Inc.	8-K	10.1	April 10, 2026

10.30+	Employment Agreement, dated April 24, 2026, by and between Immunic, Inc. and Michael A. Panzara	8-K	10.1	April 28, 2026
10.31+	Transition, Separation, and Consulting Agreement, dated April 27, 2026, between Immunic, Inc. and Andreas Rolf Muehler	8-K	10.2	April 28, 2026
10.32+	Employment Agreement, dated May 22, 2026, by and between Immunic, Inc. and Erik Lundgren	8-K	10.1	May 27, 2026
10.33	Immunic, Inc. 2019 Omnibus Equity Incentive Plan, as amended	8-K	10.1	June 29, 2026
10.34	Separation and Consulting Agreement, dated August 7, 2026, between Immunic, Inc. and Daniel Vitt	8-K	10.1	August 7, 2026
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Database.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNIC, INC.

Date: November 13, 2026                    By: /s/ Erik Lundgren
    Erik Lundgren
    Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026                    By: /s/ Glenn Whaley
    Glenn Whaley
    Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)